Form 10-Q
period 1996-06-30
ALTEON INC /DE
filed 1996-08-12
CIK 878903

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



 For Quarter Ended:          June 30, 1996
                  ______________________________________________



 Commission File Number:        0-19529
                        ________________________________________



                              Alteon Inc.
________________________________________________________________
       (Exact name of registrant as specified in its charter)



    Delaware                                     13-3304550
________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification No.)


  170 Williams Drive, Ramsey, New Jersey            07446
________________________________________________________________
  (Address of principal executive offices)      (Zip Code)


                            (201) 934-5000
________________________________________________________________
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES:    *     NO:
                            ________     ________

On July 31, 1996, 15,680,293 shares of Registrant's Common Stock were outstanding.
                                   -1-




                               Alteon Inc.

                                 Index




PART I.  FINANCIAL INFORMATION                               Page



     Item 1 - Financial Statements:

          Balance sheets as of December 31, 1995
          and June 30, 1996...................................3

          Statements of operations for the three
          and six months ended June 30, 1995 and 1996.........4

          Statements of cash flows for the six months
          ended June 30, 1995 and 1996........................5

          Notes to financial statements.......................6

     Item 2 - Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations....................................7


 PART II.  OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of
     Security Holders........................................10

     Item 6 - Exhibits and Reports on Form 8-K...............10

 SIGNATURES..................................................11




                                 -2-




                         Alteon Inc.

                       BALANCE SHEETS
                         (Unaudited)

                                        December 31,     June 30,

                                            1995           1996
                                        ____________    ___________

                          ASSETS

Current Assets:

Cash and cash equivalents............ $       980,010   $ 1,805,098
Short-term investments...............      44,216,701    39,552,988
Receivables from corporate partner...         602,999       526,041
Other current assets.................         667,385       836,283
                                          ___________    __________

    Total current assets.............      46,467,095    42,720,410


Property and equipment, net..........       4,668,651     4,181,097
Deposits and other assets............         253,297       255,561
Restricted cash......................         827,200       827,200

                                        _____________  ____________

   Total assets......................    $ 52,216,243   $47,984,268
                                        _____________  ____________


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable...................... $      230,953   $   337,477
Accrued expenses......................      1,519,665     2,135,913
Obligations under capital leases......        282,989       293,943
                                        _____________   ___________

   Total current liabilities..........      2,033,607     2,767,333
                                        _____________   ___________

Obligations under capital leases...... $      466,899       317,137
                                         ____________   ___________
Stockholders' Equity:

Preferred stock, $.01 par value;
1,998,329 shares authorized,
none issued...........................         -              -

Common stock, $.01 par value;
30,000,000 shares authorized and
15,387,985 and 15,674,413 shares
issued andoutstanding.................        153,880       156,744

Additional paid-in capital...........      83,607,054    83,957,161

Accumulated deficit..................     (34,037,491)  (39,172,203)

Unrealized losses on
short term investments................         (7,706)      (41,904)


  Total stockholders' equity..........     49,715,737    44,899,798
                                         _____________  ___________

Total liabilities and stockholders'
equity...............................   $  52,216,243  $ 47,984,268
                                        _____________  ____________



             See accompanying notes to financial statements
                                   -3-



                               Alteon Inc.

                        STATEMENTS OF OPERATIONS
                                (Unaudited)

                             For the Three            For the Six
                             Months Ended             Months Ended
                               June 30,                 June 30,
                        _______________________    _________________

                            1995        1996         1995       1996
                        ___________  ___________   ________  _________


Revenues:

  Investment income.....$  357,972   $ 577,087     $837,656  $1,185,329

  Expenses:

Research and
development..............2,379,347   2,382,344    4,307,652   4,555,043
General and
administrative.........    967,984     888,753    1,849,337   1,738,614
Interest...............     17,757      12,388       36,776      26,384

                         __________  __________   _________   _________



Total expenses.........  3,365,088   3,283,485    6,193,765   6,320,041

Net loss............   $(3,007,116) (2,706,398)  (5,356,109) (5,134,712)
                       ___________  ___________  __________  ___________

   Net loss per share..$    (0.24) $    (0.17)   $  (0.43)    $  (0.33)
                       ____________  ___________  ___________  _________

Weighted average common
shares and common
equivalent shares
outstanding...........  12,558,564  15,663,576   12,544,374  15,591,607
                        __________  ___________  __________  ___________






         See accompanying notes to financial statements

                             Alteon Inc.

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                       For the Six Months Ended
                                               June 30,
                                       ___________________________

                                             1995          1996
                                          ___________    __________
Cash Flows from Operating Activities:
  Net loss..............................  $(5,356,109)  $(5,134,712)

Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization.........     430,245       396,934
   Changes in operating assets
   and liabilities:
     Recievables from corporate partner..      21,867        76,958
     Other current assets................    (382,248)     (168,898)
     Other assets........................       3,213        (2,264)
     Accounts payable and accrued
     expenses............................     311,752       722,772
                                             __________  __________
     Net cash used in operating
     activities .........................  (4,971,280)   (4,109,210)
                                            ___________  __________

Cash Flows from Investing Activities:
  Capital expenditures...................     (89,407)     (164,356)
  Purchases of marketable securities..... (22,618,793)  (45,034,430)
  Sales and maturities of marketable
  securities.............................  24,932,678    49,663,946
  Restricted cash........................       ___         ___
                                             __________  __________

    Net cash (used in) provided by
    investing activities.................   2,224,478     4,465,160
                                            __________    _________

Cash flows from Financing Activities:
  Proceeds from issuance of common
  stock..................................     184,048       352,971
  Principal payments under capital
  lease obligations......................    (131,975)     (138,808)
  Proceeds from sales-leaseback
  financing..............................        ___        254,975
                                             _________    __________

    Net cash (used in) provided by
    financing activities.................      52,073       469,138
                                             _________     _________

Net (decrease)/increase in cash
and cash equivalents...................... (2,694,729)      825,088
Cash and cash equivalents, beginning
of period.................................  3,049,256       980,010
                                           ____________    ________

Cash and cash equivalents, end of
period....................................  $ 354,527    $1,805,098

Supplemental disclosures of cash flow
information:
   Cash paid for interest ................   $ 36,776      $ 26,384
                                             ___________   _________


               See accompanying notes to financial statements

                            Alteon Inc.

                  NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

1. Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Cash, Cash Equivalents and Short-term Investments - Cash and cash equivalents include highly liquid investments which have a maturity of less than ninety days. Short-term investments are recorded at fair market value. As of June 30, 1996, short-term investments were invested in debt instruments of the U.S. Government, government agencies and financial institutions and corporations with strong credit ratings.

At June 30, 1996, $39,552,988 of the Company's short term investments are classified as available for sale. A net unrealized loss of $41,904 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at June 30, 1996.

3. Net Loss Per Share - Net loss per share is calculated using the weighted average number of common shares and common stock equivalents, as applicable, outstanding during the period. In 1995 and 1996 common stock equivalents are excluded from the computation of loss per share since their inclusion would be antidilutive.

4. Events Concerning Collaborative Partners - In 1990, the Company and Marion Merrell Dow, Inc. (MMD) formed a strategic alliance to develop and commercialize the Company's A.G.E.-formation and cross-linking technology for therapeutics in the areas of diabetes and age-related diseases. The arrangements included a research and development collaboration to conduct clinical trials jointly, including those on pimagedine, an agreement for joint promotion and sale of drugs developed pursuant to the collaboration and a manufacturing supply agreement. In 1995, MMD was acquired by Hoechst Marion Roussel, Inc. (HMRI). On June 10, 1996, HMRI and the Company announced that they have ended their collaboration, and the Company has regained all rights granted to HMRI covering the Company's core technology. This includes pimagedine, which is in Phase III clinical trials for diabetic nephropathy. HMRI's decision to withdraw from the collaboration, following a 60-day transition period, is a result of its continuing prioritization of HMRI's new product pipeline. The Company is in active collaboration discussions with other pharmaceutical companies. The Company received reimbursement of research and development expenses from HMRI of $537,000, $587,000, $1,217,000, $515,000 and $788,000 for
the years ended December 31, 1993, 1994, 1995, and the six months ended June 30, 1995, and 1996, respectively. In addition to the reimbursement of certain of the Company's research and development expenses, HMRI also had incurred the significant portion of the expenses of the Company's clinical trials. Until the Company enters into a collaborative agreement with a new pharmaceutical company, these costs (which could exceed $1.5 million per month) will be the responsibility of the Company.

5. Other Related Party Transactions - In 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate, adjusted quarterly, for the purpose of purchasing a home. The principal amount of the loan together with the interest is included in deposits and other assets. The loan and related interest are payable at the end of five years or upon termination of employment. The loan and accrued interest balance is $251,000 as of June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

     Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred a cumulative net loss of $39,172,203 as of June 30, 1996, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

     Alteon has financed its operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in October and November 1995, private placements of preferred equity securities, revenue from its collaborations with Hoechst Marion Roussel, Inc. ("HMRI"), Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), reimbursement of certain of Alteon's research and development expenses by its collaborative partners, and investment income earned on cash balances and short-term investments.

     On June 10, 1996, HMRI and Alteon announced that they have ended their collaboration and that Alteon has regained all rights granted to HMRI covering the Company's core technology and will assume full responsibility for the continuation of clinical trials which had been funded by HMRI. HMRI's decision to withdraw from the collaboration, following a 60-day transition period, is a result of its continuing prioritization of its new product pipeline. The Company is in active collaboration discussions with other pharmaceutical companies. There is no assurance that the Company will be able to enter into such an agreement or that if such an agreement is reached, it will provide the level of funding which had been provided by HMRI.

     Although the Company anticipates increased expenditures in research and development expenses as it develops products and extends its clinical trials, a portion of such development expenses is expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop including a second generation A.G.E.-formation inhibitor and a macrophage stimulator. Gamida for Life ("Gamida") has agreed to conduct, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses.

     The Company's business is subject to significant risks including, but not limited to, the risks inherent in its research and development efforts, including clinical trials, uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

Results of Operations

     Three Months Ended June 30, 1996 and 1995

     Total revenues for the three months ended June 30, 1996, and the three months ended June 30, 1995, were $577,000 and $358,000, respectively, and were derived from interest earned on cash, cash equivalents and short-term investments. The 61.2% increase in investment income was attributed to the increase in cash, cash equivalents and short-term investments from a follow-on offering of Common Stock which was completed in October and November 1995.

     The Company's total expenses decreased to $3,283,000 for the three months ended June 30, 1996, from $3,365,000 for the three months ended June 30, 1995, and consisted primarily of research and development expenses. Research and development expenses were $2,382,000 for the three months ended June 30, 1996, and $2,379,000 for the three months ended June 30, 1995, a 0.1% increase. This reflects increased clinical research studies offset by increased collaborative reimbursements and decreased research supplies.
(See Liquidity and Capital Resources.)

     General and administrative expenses decreased to $889,000 for the three months ended June 30, 1996, from $968,000 for the three months ended June 30, 1995, an 8.2% decrease. This decrease is due primarily to a decrease in personnel related costs and patent costs offset by increased legal expenses.

     The Company's net loss decreased to $2,706,000 for the three months ended June 30, 1996, from $3,007,000 in the same period in 1995, a decrease of 10.0%, as a result of increased investment income and decreased general and administrative expenses offset by increased research and development expenses.

     Six Months Ended June 30, 1996 and 1995

     Total revenues for the six months ended June 30, 1996, and the six months ended June 30, 1995, were $1,185,000 and $838,000, respectively. The 41.4% increase in investment income was attributed to the increase in cash, cash equivalents and short-term investments from a follow-on offering of Common Stock which was completed in October and November 1995.

     The Company's total expenses increased to $6,320,000 for the six months ended June 30, 1996, from $6,194,000 for the six months ended June 30, 1995, and consisted primarily of research and development expenses. Research and development expenses were $4,555,000 for the six months ended June 30, 1996, and $4,308,000 for the six months ended June 30, 1995, a 5.7% increase. This increase was primarily the result of increased clinical research studies offset by increased collaborative reimbursements and decreased research supplies. (See Liquidity and Capital Resources.)

    General and administrative expenses decreased to $1,739,000 for the six months ended June 30, 1996, from $1,849,000 for the six months ended June 30, 1995, a 5.9% decrease. This decrease is due primarily to a decrease in personnel related costs offset by an increase in corporate expenses including legal and insurance expenses.

     The Company's net loss decreased to $5,135,000 for the six months ended June 30, 1996, from $5,356,000 in the same period in 1995, a decrease of 4.1%, as a result of increased investment income and decreased general and administrative expenses offset by increased research and development expenses.

 Liquidity and Capital Resources

     Alteon had cash, cash equivalents and short-term investments at June 30, 1996 of $41,358,000 compared to $45,197,000 at December
31, 1995. This is a decrease in cash, cash equivalents and short-term investments for the six months ended June 30, 1996, of $3,839,000. This consisted of $4,109,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses. In addition, the Company incurred $165,000 for capital expenditures and $34,000 of unrealized losses, offset by $469,000 of financing activities. As of June 30, 1996, Alteon had invested $7,305,000 in capital equipment and leasehold improvements, of which a cumulative $1,395,000 had been funded through capital leases.

     The Company's research and development expenses, to date, have been funded primarily by research and development collaborative arrangements and sales of equity securities. In programs that are subject to joint development agreements, the Company expects to incur substantial additional research and development costs, including costs related to drug discovery, preclinical research and clinical trials. In the past the Company has been able to offset a portion of its research and development expenses and its clinical development expenses with funding from its collaborative partners.

    However, as described above, the Company and one of its collaborative partners, HMRI, have terminated their collaboration. In addition to the reimbursement of certain of the Company's research and development expenses, HMRI had also incurred the significant portion of the expenses of the Company's clinical trials. Until the Company enters into a collaborative agreement with a new pharmaceutical company, these costs (which could exceed $1.5 million per month) will be the responsibility of the Company.

    Alteon anticipates that its existing available cash and cash equivalents and short-term investments, including the net proceeds from the follow-on offering in 1995, will be adequate to satisfy its working capital requirements for its current and planned operations into 1997.

     The Company's current and future capital needs depend on the Company's ability to enter into a new collaborative agreement with a new pharmaceutical company for the Company's core technology. There is no assurance that the Company will be able to enter into such an agreement or that if such an agreement is reached, it will provide the level of funding which had been provided by HMRI. In addition, future capital requirements will depend on numerous other factors, including the progress of its research and development programs, the conduct of preclinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting its patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

     Because of the Company's long-term capital requirements, it may seek access to the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others. This may require the Company to relinquish rights to certain of its technologies or product candidates.

     Alteon's commercial partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the commercial partners or to which the commercial partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on June 5, 1996. The following matters were voted upon at the Meeting: (i) the election of three directors and (ii) the ratifications of the appointment of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1996.

     The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of each such nominee:


    Number of                  Number of
    Name                       Votes For            Votes Withheld
    ____                       _________            ______________


   James J. Mauzey             13,541,787           19,851
   Jere E. Goyan, Ph.D.        13,541,787           19,851
   Anthony Cerami, Ph.D.       13,541,787           19,851



The votes cast for, against or abstaining from the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1996 were as follows:


    Votes For                 Votes Against         Abstentions
    _________                 _____________         ___________

    13,539,217                13,376                9,045


Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibit 27: Financial Data Schedule

b) The following reports on Form 8-K were filed during the quarter ended June 30, 1996:

    On April 22, 1996, the Company filed a Current Report on Form 8-K which reported amendments to the Company's Bylaws.

    On June 28, 1996, the Company filed a Current Report on Form 8-K which reported (I) the termination of the collaborative relationship between Hoechst Marion Roussel, Inc. and the Company, (ii) the appointment of Robert N. Butler, M.D., to the Board of Directors of the Company and (iii) the discovery of a new class of glucose lowering drugs for diabetes.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:



                            Alteon Inc.




                            /s/ James J. Mauzey
                            _____________________________

                            By: James J. Mauzey
                            Chairman of the Board,
                            Chief Executive Officer and Director
                            (principal executive officer)





                            /s/ Kenneth I. Moch
                            ______________________________

                            By:  Kenneth I. Moch
                            Senior Vice President,
                            Finance and Business Development
                            and Chief Financial Officer
                            (principal financial officer)