Form 10-Q
period 1996-09-30
ALTEON INC /DE
filed 1996-11-12
CIK 878903

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934




 For Quarter Ended:          September 30, 1996
                    ____________________________________________

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

On November 1, 1996, 15,702,825 shares of Registrant's Common Stock were outstanding.

                         Alteon Inc.


                           Index




PART I.  FINANCIAL INFORMATION

                                                               Page


     Item 1 - Financial Statements:

          Balance sheets as of December 31, 1995
          and September 30, 1996 ...............................3

          Statements of operations for the three
          and nine months ended September 30, 1995 and 1996.....4

          Statements of cash flows for the nine
          months ended September 30, 1995 and 1996..............5

          Notes to financial statements.........................6

     Item 2 - Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations......................................7


PART II.  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K.................10


SIGNATURES.....................................................11

                         Alteon  Inc.

                       BALANCE  SHEETS
                         (Unaudited)


                                December 31,        September 30,
                                    1995                 1996
                                ____________        _____________

                            ASSETS

Current Assets:

  Cash and cash equivalents....    $980,010          $27,277,400
  Short-term investments.......  44,216,701           11,589,970
  Receivables from corporate
   partner.....................     602,999               83,848
  Other current assets.........     667,385              994,351
                                 __________           __________
      Total current assets.....  46,467,095           39,945,569

Property and equipment,net.....   4,668,651            4,009,806
Deposits and other assets......     253,297              267,323
Restricted cash................     827,200              827,200
                                 __________          ___________
  Total assets................. $52,216,243          $45,049,898


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable...........      $230,953             $335,610
  Accrued expenses...........     1,519,665            4,585,979
  Obligations under capital
   leases....................       282,989              299,578
                                  _________            _________
  Total current liabilities..     2,033,607            5,221,167
                                  _________            _________
Obligations under capital lease     466,899              240,096


Stockholders' Equity:

  Preferred stock, $.01 par value;
  1,998,329 shares authorized,
  none issued..................       ---                 ---

  Common stock, $.01 par value;
  30,000,000 shares authorized
  and 15,387,985 and 15,680,293
  shares issued and outstanding     153,880             156,803

  Additional paid-in capital..   83,607,054          83,960,630

  Accumulated deficit.........  (34,037,491)        (44,518,050)

  Unrealized losses on
  short-term investments......       (7,706)            (10,748)

     Total stockholders' equity  49,715,737          39,588,635
                                ____________        ____________
  Total liabilities and
  stockholders' equity........  $52,216,243         $45,049,898


        See accompanying notes to financial statements

                           Alteon Inc.


                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                    For the Three Months     For the Nine Months
                    Ended September 30,      Ended September 30,
                    ____________________    _____________________
                      1995        1996         1995        1996
                    __________ _________    __________ __________



Revenues:

  Investment
    income.....    $430,650    $587,989   $1,268,306   $1,773,318

Expenses:

  Research and
   development..  2,035,351   4,999,154   6,343,002    9,554,197
  General and
   administrative   908,030     923,492   2,757,367    2,662,107
  Interest.....      16,500      11,190      53,276       37,573
                  _________  _________    _________    _________

     Total
      expenses    2,959,881   5,933,836   9,153,645   12,253,877
                  _________  _________    _________    __________

Net loss.......  ($2,529,231)($5,345,847)($7,885,339)($10,480,559)
                 ___________ __________    _________ ____________


Net loss
 per share.....      ($0.20)     ($0.34)     ($0.62)      ($0.67)
                     _______     _______     _______      _______

Weighted average
 common shares and
 common equivalent
 shares
 outstanding...  12,824,448  15,679,313  12,637,732   15,620,842
                 __________ ___________ ____________  __________



           See accompanying notes to financial statements
                               -4-

                       Alteon Inc.

                STATEMENTS OF CASH FLOWS
                      (Unaudited)


                                        For the Nine Months Ended
                                               September 30,
                                        _________________________

                                            1995         1996
                                       ___________    ____________

Cash Flows from Operating Activities:
  Net loss..........................    ($7,885,339) ($10,480,559)

  Adjustments to reconcile net loss
   to net cash used in operating
   activities:

    Depreciation and amortization....      645,498        592,745
    Changes in operating assets and
     liabilities:
      Receivables from corporate
       partner.......................     (200,337)      519,151
      Other current assets...........      (520,872)     (326,966)
      Other assets...................        (1,917)      (14,026)
      Accounts payable and accrued
       expenses......................      465,953     3,170,971
                                         _________      _________

      Net cash used in operating
       activities....................   (7,497,014)    (6,538,684)

Cash Flows from Investing Activities:
  Capital Expenditures...............     (159,607)      (188,877)
  Purchases of marketable
   securities........................  (45,050,699)   (61,488,903)
  Sales and maturities of
   marketable securities.............   51,271,317    94,112,594
                                        __________    ___________

      Net cash (used in) provided by
       investing activities..........    6,061,011    32,434,814

Cash Flows from Financing Activities:
  Proceeds from issuance of common
   stock.............................      468,140       356,499
  Principal payments under capital
   lease obligations.................     (199,880)      (210,214)
  Proceeds from sales-leaseback
   financing.........................        ----        254,975

      Net cash (used in) provided by
       financing activities..........      268,260       401,260
                                         __________     _________

Net (decrease)/increase in
 cash and cash equivalents..........    (1,167,743)   26,297,390
Cash and cash equivalents,
 beginning of period................     3,049,256       980,010
                                          __________   __________

Cash and cash equivalents,
 end of period......................    $1,881,513   $27,277,400
                                         _________   ___________

Supplemental disclosures of
 cash flow information:

     Cash paid for interest.........      $ 53,276      $ 37,573
                                           ________     ________




         See accompanying notes to financial statements

                         Alteon Inc.

                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)


1. Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Cash, Cash Equivalents and Short-term Investments - Cash and cash equivalents include highly liquid investments which have a maturity of less than ninety days. Short-term investments are recorded at fair market value. As of September 30, 1996, short-term investments were invested in debt instruments of the U.S. Government, government agencies and financial institutions and corporations with strong credit ratings.

At September 30, 1996, $11,589,970 of the Company's short term investments are classified as available for sale. A net unrealized loss of $10,748 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at September 30, 1996.

3. Net Loss Per Share - Net loss per share is calculated using the weighted average number of common shares and common stock equivalents, as applicable, outstanding during the period. In 1995 and 1996 common stock equivalents are excluded from the computation of loss per share since their inclusion would be antidilutive.

4.  Events Concerning Collaborative Partners - In 1990, the
Company and Marion Merrell Dow, Inc. (MMD) formed a strategic alliance to develop and commercialize the Company's A.G.E.- formation and cross-linking technology for therapeutics in the areas of diabetes and age-related diseases. The arrangements included a research and development collaboration to conduct clinical trials jointly, including those on pimagedine, an agreement for joint promotion and sale of drugs developed pursuant to the collaboration and a manufacturing supply agreement. In 1995, MMD was acquired by an affiliate of Hoechst
AG and renamed Hoechst Marion Roussel, Inc. (HMRI). Effective August 10, 1996, HMRI and the Company ended their collaboration, and the Company regained all rights granted to HMRI covering the Company's core technology. This includes pimagedine, which is in Phase III clinical trials for diabetic nephropathy. HMRI's decision to withdraw from the collaboration was a result of its continuing prioritization of HMRI's new product pipeline. The Company is in active collaboration discussions with other pharmaceutical companies. The Company received reimbursement of research and development expenses from HMRI of $537,000, $587,000, $1,217,000, $894,000 and $1,015,000 for the years ended December 31, 1993, 1994, 1995, and the nine months ended September 30, 1995, and 1996, respectively. In addition to the reimbursement of certain of the Company's research and development expenses, HMRI also had incurred the significant portion of the expenses of the Company's clinical trials. The estimated cost of these clinical trials, which is now the responsibility of the Company, is $1.5 million per month.

5. Other Related Party Transactions - In 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate, adjusted quarterly, for the purpose of purchasing a home. The principal amount of the loan together with the interest is included in deposits and other assets. The loan and related interest are payable at the end of five years or upon termination of employment. The loan and accrued interest balance is $257,000 as of September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW

     Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred a cumulative net loss of $44,518,000 as of September 30, 1996, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

     Effective August 10, 1996, HMRI and Alteon ended their collaboration, and Alteon regained all rights granted to HMRI covering the Company's core technology and assumed full responsibility for the continuation of clinical trials which had been funded by HMRI. HMRI's decision to withdraw from the collaboration was a result of its continuing prioritization of its new product pipeline. The Company is in active collaboration discussions with other pharmaceutical companies. There is no assurance that the Company will be able to enter into such an agreement or that if such an agreement is reached, it will provide the level of funding which had been provided by HMRI.

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

     The Company's business is subject to significant risks including, but not limited to, the Company's ability to adequately finance its operations, the risks inherent in its research and development efforts, including clinical trials, uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties, and its ability to obtain a corporate partner for marketing and distribution purposes. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

     Total revenues for the three months ended September 30, 1996, and the three months ended September 30, 1995, were $588,000 and $431,000, respectively, and were derived from interest earned on cash, cash equivalents and short-term investments. The 36.5% increase in investment income was attributed to the increase in cash, cash equivalents and short-term investments from a follow-on offering of Common Stock which was completed in October and November 1995.

     The Company's total expenses increased to $5,934,000 for the three months ended September 30, 1996, from $2,960,000 for the three months ended September 30, 1995, and consisted primarily of research and development expenses. Research and development expenses were $4,999,000 for the three months ended September 30, 1996, and $2,035,000 for the three months ended September 30, 1995, a 145.6% increase. This increase was primarily the result of funding the clinical trials due to the termination of the Company's collaborative agreement with HMRI on August 10, 1996. (See-LIQUIDITY AND CAPITAL RESOURCES.)

     General and administrative expenses increased to $923,000 for the three months ended September 30, 1996, from $908,000 for the three months ended September 30, 1995, an 1.7% increase. This increase is due primarily to an increase in legal and patent expenses offset by decreased personnel related costs.

     The Company's net loss increased to $5,346,000 for the three months ended September 30, 1996, from $2,529,000 in the same period in 1995, an increase of 111.4%, as a result of increased research and development expenses and increased general and administrative expenses offset by increased investment income.

Nine Months Ended September 30, 1996 and 1995

     Total revenues for the nine months ended September 30, 1996, and the nine months ended September 30, 1995, were $1,773,000 and $1,268,000, respectively. The 39.9% increase in investment income was attributed to higher cash, cash equivalents and short-term investment balances, during the nine months in 1996 which occurred from a follow-on offering of Common Stock which was completed in October and November 1995.

     The Company's total expenses increased to $12,254,000 for the nine months ended September 30, 1996, from $9,154,000 for the nine months ended September 30, 1995, and consisted primarily of research and development expenses. Research and development expenses were $9,554,000 for the nine months ended September 30, 1996, and $6,343,000 for the nine months ended September 30, 1995, a 50.6% increase. This increase was primarily the result of funding the clinical trials due to the termination of the Company's collaborative agreement with HMRI on August 10, 1996. The increase was also related to increased research and clinical program studies. (See-LIQUIDITY AND CAPITAL RESOURCES.)

     General and administrative expenses decreased to $2,662,000 for the nine months ended September 30, 1996, from $2,757,000 for the nine months ended September 30, 1995, a 3.4% decrease. This decrease is due primarily to a decrease in personnel related costs offset by an increase in corporate expenses including legal and insurance expenses.

     The Company's net loss increased to $10,481,000 for the nine months ended September 30, 1996, from $7,885,000 in the same period in 1995, an increase of 32.9%, as a result of increased research and development expenses and offset by increased investment income and decreased general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Alteon had cash, cash equivalents and short-term investments at September 30, 1996 of $38,867,000 compared to $45,197,000 at
December 31, 1995. This is a decrease in cash, cash equivalents and short-term investments for the nine months ended September 30, 1996, of $6,330,000. This consisted of $6,540,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses. In addition, the Company incurred $190,000 for capital expenditures and $11,000 of unrealized losses, offset by $411,000 of financing activities. As of September 30, 1996, Alteon had invested $7,330,000 in capital equipment and leasehold improvements, of which a cumulative $1,395,000 had been funded through capital leases.

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

     However, as described above, the Company and one of its collaborative partners, HMRI, have terminated their collaboration. In addition to the reimbursement of certain of the Company's research and development expenses, HMRI had also incurred the significant portion of the expenses of the Company's clinical trials. The estimated cost of the clinical trials, which is now the responsibility of the Company, is estimated to be $1.5 million per month.

     Effective November 30, 1996, the Company will terminate its funding of further research at The Picower Institute for Medical Research ("The Picower Institute") because of Dr. Anthony Cerami's retirement from The Picower Institute. In light of the number of programs in its existing pipeline, the Company expects to devote the funds previously targeted for The Picower Institute to development of its existing projects.

     Alteon anticipates that its existing available cash and cash equivalents and short-term investments, including the net proceeds from the follow-on offering in 1995, will be adequate to satisfy its working capital requirements for its current and planned operations into the second quarter of 1997.

     The Company's current and future capital needs depend on the Company's ability to enter into a new collaborative agreement with a new pharmaceutical company for the Company's core technology or, in the absence of such an agreement, to find alternative sources of funding. There is no assurance that the Company will be able to enter into such an agreement or that if such an agreement is reached, it will provide the level of funding which had been provided by HMRI. In addition, future capital requirements will depend on numerous other factors, including the progress of its research and development programs, the conduct of preclinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting its patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

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

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibit 27: Financial Data Schedule

b) The following report on Form 8-K was filed during the quarter ended September 30, 1996:

    On August 14, 1996, the company filed a current report on Form 8-K which reported the Company's completion of enrollment in its first Phase III clinical trial.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 11, 1996


                           Alteon Inc.

                            /s/ James J. Mauzey
                           ______________________________________
                           By:  James J. Mauzey
                                Chairman of the Board,
                                Chief Executive Officer
                                 and Director
                                (principal executive officer)



                            /s/ Kenneth I. Moch
                           ______________________________________
                           By:  Kenneth I. Moch
                                Senior Vice President,
                                Finance and Business Development
                                and Chief Financial Officer
                                (principal financial officer)