Form 10-K
period 1996-12-31
ALTEON INC /DE
filed 1997-03-27
CIK 878903

                                                                  CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

                           Commission File No. 0-19529

                                   ALTEON INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                    13-3304550
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                  170 Williams Drive, Ramsey, New Jersey 07446
               (Address of principal executive offices) (zip code)

                                 (201) 934-5000
                         (Registrant's telephone number,
                              including area code)


           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
      None                                                None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                 No
                         ---                   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $75,671,295 at February 28, 1997 based on the last sales price on that date.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 1997:

Class                                                         Number of Shares
-----                                                         ----------------
Common Stock, $.01 par value                                  15,709,825


Documents incorporated by reference

         The Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on June 10, 1997 is incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         Alteon Inc. ("Alteon" or the "Company") is engaged in the discovery and development of pharmaceutical products for the treatment of the complications of diabetes and age-related diseases. The Company's efforts have focused primarily on developing its lead compound, pimagedine, to inhibit or block abnormal glucose/protein complexes that lead to diabetic complications such as kidney disease and dyslipidemia. The Company has expanded the potential indications and dosage forms of pimagedine beyond the complications of diabetes to take advantage of its activity in the inhibition of specific inflammatory responses, and is pursuing development of pimagedine for inflammatory skin diseases and stroke. The Company is conducting four clinical trials evaluating pimagedine as a treatment for the complications of diabetes, including two pivotal Phase III clinical trials for diabetic kidney disease.

         This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Factors described in this Annual Report of Form 10-K, including without limitation those identified in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview" could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company.

BACKGROUND

         The human body is composed of a complex network of cells which interact and communicate with each other through the actions of proteins, hormones and other chemical messengers to carry out and maintain bodily functions. This interactive network incorporates various tissue and organ systems in the body, including the nervous system, the endocrine (hormone) system and the immune system. Changes in the balance of, and the interactions in, these systems occur in a variety of disease states including diabetes and inflammatory conditions.

         In healthy individuals, physiological glucose levels are tightly regulated by the opposing actions of two hormones--insulin, which lowers blood glucose, and glucagon, which elevates blood glucose. Diabetes arises from either
1) a severe decrease of insulin production and subsequent uptake and utilization of glucose, generally referred to as Type I or Insulin Dependent Diabetes Mellitus ("IDDM"), or 2) a loss in response to insulin, generally referred to as Type II or Non-Insulin Dependent Diabetes Mellitus ("NIDDM"). Concurrently, the ability to moderate the glucose-elevating effects of glucagon is diminished, leading to the persistent hyperglycemic (excess blood sugar) state of diabetes. In both cases, glucose levels rise significantly and, if not brought under control, increase the rate of formation of irreversible protein/glucose complexes known as advanced glycosylation end-products ("A.G.E.s").

         These A.G.E. complexes form continuously over time at a rate dependent upon glucose levels, subsequently cross-link to other proteins and ultimately accumulate in various tissues. As the rate of accumulation increases, A.G.E. cross-linked proteins, normally flexible and separate, become rigid and aggregated. It is this process which the Company believes results in progressive loss of function of certain organs, blood vessels and nerves. In healthy individuals this process occurs naturally, though slowly, as the body ages. In diabetic patients, the rate of A.G.E. accumulation and the extent of protein cross-linking is accelerated. The Company believes that this is a major factor contributing to diabetic complications. The Diabetes Control and Complications Trial (the "DCCT"), a multi-center investigation conducted under the auspices of the National Institutes of Health, demonstrated that elevated blood glucose levels significantly increase the rate of progression of eye, kidney, blood vessel and nerve complications from diabetes. In 1994, an estimated 1.3 million people in the United States suffered from these diabetic complications.

         Studies conducted in animal models at numerous independent institutions worldwide suggest that A.G.E.s are responsible for diabetic complications including kidney disease (nephropathy), eye disease (retinopathy), nerve disease (neuropathy) and hardening of the arteries (atherosclerosis). More recent studies implicate A.G.E.s in age-related disorders such as Alzheimer's disease and stroke. Alteon believes certain complications, such as atherosclerosis and the progressive decline in renal function that occur eventually in non-diabetics, are also A.G.E.-related, as this pathological process is cumulative in effect over the lifetime of any individual.

         Alteon's lead compound, pimagedine, has also been shown to inhibit certain inflammatory conditions. The Company believes that this is due to pimagedine's inhibitory effect on the enzyme responsible for synthesis of nitric oxide ("NO"), a naturally occurring molecule which, when overproduced, may lead to or result in serious complications. There is increasing evidence that NO plays a significant role in acute and chronic inflammation, and results in inflammatory diseases such as inflammatory bowel disease, rheumatoid arthritis, asthma and inflammatory skin conditions. Inhibition of the inducible enzyme responsible for formation of NO, inducible nitric oxide synthase ("iNOS"), has been shown in animal models to mitigate the inflammatory disease process.

TECHNOLOGY

A.G.E.-Formation Inhibitors

         Alteon's most advanced therapeutic program is the development of drugs that inhibit A.G.E.-formation. These compounds are designed to prevent major diabetic and age-related complications by blocking the formation of A.G.E.s and the subsequent cross-linking of A.G.E.s to other proteins. Alteon's lead compound, pimagedine, has been shown to inhibit A.G.E.-formation and subsequent cross-link formation in preclinical models. Alteon and its commercial partners are developing pimagedine to slow the progression of various complications of diabetes, such as diabetic nephropathy and retinopathy.

         Alteon is engaged in research programs on second-generation A.G.E.-formation inhibitors which may produce compounds that have advantages over pimagedine, such as lesser potential side effects as well as increased efficacy. The Company has selected one compound, ALT-946, for further development and is looking for additional candidates.

A.G.E. Cross-link Breakers

         The Company is pursuing development of compounds that chemically break A.G.E. cross-linked proteins. These compounds are being evaluated for their potential in reversing certain complications of diabetes and aging. One application of this technology may be for the treatment of Alzheimer's disease, where it has been demonstrated that the brain tissues of Alzheimer's patients have significantly higher levels of A.G.E.s associated with (beta) amyloid plaque deposits than normal brain tissues. Other possible applications for this technology may include treatment of patients exhibiting cardiovascular complications as well as certain ophthalmic diseases.

Glucose Lowering Technology

         The inability to utilize glucose effectively in Type II diabetes is due to a defect in the response of glucose utilizing tissues (e.g. skeletal muscle) to insulin. The Company has identified a novel class of orally available compounds that lowers blood glucose and free fatty acid levels in animal models of Type II diabetes. This class of drugs, collectively called the Glucose Lowering Agents ("G.L.A."), is chemically distinct from, and is believed to have a different mechanism of action than, the thiazolidinedione compounds, a class of compounds that has been the focus of many pharmaceutical companies because of its beneficial effects on glucose and triglyceride levels. Analysis of plasma lipids suggests that the regulation of fat metabolism leads to improved glucose utilization and may be an important feature in the mechanism of action for the G.L.A. class. This series of compounds prevents weight gain in obese/diabetic animal models suggesting a potential for use in treatment of obesity. The Company is actively pursuing preclinical studies with these compounds in order to advance the most promising compound to clinical lead status.

iNOS Technology

         Pimagedine is a preferential inhibitor of iNOS, thereby decreasing the formation of NO, a molecule which has been shown in animal models to play a role in acute and chronic inflammation. Independent researchers have reported that treatment with pimagedine in animals reduces inflammation. Pimagedine has also been shown to decrease the migration of macrophages (inflammatory cells) to the site of tissue damage and prevents the release of cytokines and the consequent release of NO. The Company is developing a topical formulation of pimagedine for treatment of inflammatory skin diseases.

PRINCIPAL PRODUCTS UNDER DEVELOPMENT

         The following table summarizes Alteon's products in research and development:


       PRODUCT       TARGET                    MECHANISM               DEVELOPMENT                MARKETING
    CANDIDATE/INDICATIONS                       OF ACTION               STATUS(1)                 RIGHTS(2)
-------------------------------------------------------------------------------------------------------------------
Pimagedine Oral
     Diabetic Complications                      A.G.E.                                         Alteon/Gamida/
                                                                                                  Yamanouchi
        Overt Nephropathy (Type I)                                       Phase III
        Overt Nephropathy (Type II)                                      Phase III
        End-Stage Renal Disease                                          Phase II
        Dyslipidemia                                                     Phase II

Pimagedine Intravenous
        Stroke                                     (4)                   Preclinical            Alteon(3)/Gamida

Pimagedine Topical
     Dermatological                               iNOS                                          Alteon(3)/Gamida
        Contact Dermatitis                                               Preclinical
        Eczema                                                           Preclinical

ALT-946
        Diabetic Complications                   A.G.E.                  Preclinical            Alteon/
                                                                                                 Yamanouchi

A.G.E. Cross-link Breakers                       A.G.E.                                         Alteon/
                                                                                                 Yamanouchi
        Alzheimer's Disease                                              Discovery
                                                                          Research
        Atherosclerosis                                                  Discovery
                                                                          Research
        Ophthalmic                                                       Discovery
                                                                          Research

Glucose Lowering Agents                            (4)                   Discovery               Alteon
                                                                          Research



Notes:

(1) "Phase III" clinical trials indicate that Alteon is testing the compound in humans for safety and efficacy in an expanded patient population at multiple clinical sites. "Phase II" clinical trials indicate that Alteon is testing the compound in humans for safety and efficacy in a limited patient population. "Preclinical" includes toxicological assessment of candidate compounds and formulation of a product in an appropriate dosage form. "Discovery Research" includes identification and evaluation of compounds in vitro and in animal models. See "--Government Regulation".

(2) Where indicated, the Company's commercial partner Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") has rights, or under certain circumstances the option to acquire rights, to market products in Japan, South Korea, Taiwan and The People's Republic of China. Where indicated, the Company's commercial partner Gamida For Life ("Gamida") has rights to market products in Israel, Jordan, South Africa, Cyprus and Bulgaria. See "--Strategic Alliances".

(3) In June 1995, Alteon obtained a license under patents from Washington University, St. Louis, covering the use of pimagedine to inhibit iNOS and, together with its commercial partner, Yamanouchi, is currently determining marketing rights for certain potential products based upon this mechanism of action.

(4) Mechanism not fully elucidated.

         The Company incurred research and development expenditures of $9,638,000, $11,648,000 and $18,720,000 for the years ended December 31, 1994,
1995 and 1996, respectively. Expenditures were reduced by reimbursements from corporate partners in these periods of $1,065,000, $1,643,000 and $1,226,000, respectively.

Diabetic Kidney Disease

          Kidney disease is a significant cause of morbidity and mortality in patients with Type I and Type II diabetes. It is a chronic and progressive disease. One of the early signs of kidney damage is microalbuminuria (characterized by leakage of small amounts of protein into the urine) which progresses to overt nephropathy (characterized by leakage of large amounts of protein into the urine) and ultimately to end-stage renal disease (advanced renal disease requiring dialysis). Approximately 35% of patients with Type I diabetes and approximately 5-10% of patients with Type II diabetes develop nephropathy. As of 1994, there were approximately 650,000 diabetics diagnosed with kidney disease in the United States. The only product approved to treat nephropathy in patients with Type I diabetes is captopril, an angiotensin-converting enzyme ("A.C.E.") inhibitor which, as an antihypertensive, lowers filtration pressure in the kidney and has a beneficial effect on this organ. The Company believes that pimagedine acts through a mechanism different from captopril and therefore if used in conjunction with captopril may have a complementary therapeutic effect. See "--Competition".

Overt Nephropathy

         The Company is conducting two randomized double-blind, placebo-controlled, multi-center, Phase III clinical trials to evaluate the safety and efficacy of pimagedine, the ACTION (A Clinical Trial In Overt Nephropathy) trials. The first Phase II/III trial of pimagedine in patients with Type I diabetes and overt nephropathy was initiated in January 1994. In August 1994, an external safety monitoring committee determined that certain Phase II nested gastro-intestinal safety parameters had been satisfied. The primary objective of this trial is to evaluate the safety and efficacy of pimagedine in preserving renal function in Type I patients. Enrollment in this trial was completed in September 1996 with 690 patients randomized into this study from 56 investigational sites in the United States and Canada. Patients will be treated for a minimum of two years, and will receive twice daily oral doses of pimagedine, adjusted for kidney function.

     The second Phase III trial of pimagedine, in patients with Type II diabetes and overt nephropathy, was initiated in July 1995 and uses a trial design similar to the Type I clinical trial. The objective of this study is to evaluate the safety and efficacy of pimagedine in preserving renal function in these patients. In December 1996, the Company amended the protocol for this trial because of dose-related adverse events seen in a number of older, more fragile Type II diabetic patients. Pursuant to the amended protocol, patients on the high-dose arm of the trial were converted to the low-dose arm and enrollment of new patients ceased. The Company has enrolled 598 patients in this trial at over 80 sites in the United States and Canada. Patients in this program will be treated for a minimum of two and one-half years, and will receive twice daily oral doses of pimagedine, adjusted for kidney function.

         No assurance can be given that these clinical trials can be successfully completed.

Microalbuminuria

         In July 1996, Hoechst Marion Roussel, Inc. ("HMRI") and the Company terminated their Phase II clinical trial in patients with Type I diabetes and persistent microalbuminuria. Following the termination of its collaboration with its former commercial partner, HMRI, the Company concluded that termination of this trial was warranted due to the slow rate of enrollment and the probable time frame for completion of the study.

End-Stage Renal Disease (ESRD)

         As kidneys fail, there is a significant increase in circulating A.G.E.s because of the patient's inability to clear these compounds. This occurs to a greater degree in diabetic patients because of their more rapid rate of A.G.E.-formation. A.G.E.s are not removed to a significant degree by dialysis in part due to the large size of certain A.G.E. proteins. The high A.G.E. burden in diabetic patients is thought to be responsible for the rapid progression of diabetic complications in dialysis patients. The Company believes that elevated A.G.E. levels also contribute to higher levels of cardiovascular morbidity and mortality in diabetic patients. Approximately 15,000 diabetics are affected by ESRD annually in the United States. Diabetics with ESRD have a cardiovascular mortality (myocardial infarction and cerebral vascular mortality) which is 2-3 times the rate of other patient groups with renal failure. There is no known agent useful for treatment of ESRD. However, erythropoietin (EPO) is often used to treat the anemia resulting from loss of kidney function.

         The Company is conducting a double-blind, placebo-controlled, multi-center, Phase II clinical trial to evaluate the safety and efficacy of pimagedine in diabetic patients with ESRD on hemodialysis, a form of dialysis used by approximately 80% of dialysis patients in the United States. This Phase II clinical trial, which was initiated in December 1995, is intended to enroll approximately 120 patients who will receive oral doses of pimagedine three times per week in conjunction with their dialysis treatment, and who will be treated for a minimum of six months.

         The primary objective of this study is to assess safety and look at short-term measurements such as lipid profiles and validate dosing for this patient population. As of December 31, 1996, 102 patients have been enrolled in this trial.

         No assurance can be given that enrollment in any of these clinical trials can be achieved on a timely basis, if at all, or that this clinical trial can be successfully completed.

Dyslipidemia

         Dyslipidemia is a condition characterized by an abnormal lipid profile. The elevation of one lipid component, low-density lipoprotein, is known to be a significant risk factor in cardiovascular disease. Diabetic patients are twice as likely as nondiabetic individuals to die from coronary artery disease, and the annual incidence of cardiovascular complications is increased significantly in patients with Type II diabetes. There are numerous, potentially competitive, products currently available on the market for the treatment of dyslipidemia. However, the Company believes pimagedine may offer certain advantages to diabetic dyslipidemia patients because it may reduce lipid A.G.E.s and subsequent formation of atherosclerotic plaque.

         In December 1995, Alteon and Gamida initiated a randomized, double-blind, placebo-controlled, Phase II clinical trial to evaluate the effect of pimagedine on plasma lipid levels and A.G.E.s in patients with diabetes and elevated serum cholesterol levels. This Phase II clinical trial is intended to enroll approximately 90 patients in Israel who will be treated for a minimum of three months and who will receive twice daily oral doses of pimagedine, adjusted for kidney function. The primary objective of this study is to evaluate the safety and efficacy of pimagedine in reducing levels of low-density lipoproteins ("LDL"s) in Type II diabetic patients with varying degrees of renal function and elevated LDLs. See "--Strategic Alliances". As of December 31, 1996, 89 patients were enrolled.

         No assurance can be given that this clinical trial can be successfully completed.

Stroke

         Every year approximately 500,000 persons in the United States suffer a stroke and approximately one-third of these individuals die, making stroke the third leading cause of death by disease. According to the American Heart Association, in 1994 the economic cost of stroke due to healthcare expense and loss of productivity was estimated to be nearly $20 billion. Individuals at increased risk for stroke include those with hypertension, smokers, obese individuals, diabetics and those with hyperlipidemia. There is no therapy currently available to reduce the extent of neurological tissue damage following stroke. However, several pharmaceutical and biopharmaceutical companies are conducting preclinical studies and clinical trials on numerous compounds.

         Animal studies have demonstrated that pimagedine, when given prior to or after induction of stroke by occlusion of the middle cerebral artery, reduced the volume of tissue death by 30%.

         Alteon has completed acute toxicity studies in animals with an intravenous formulation of pimagedine. The Company has filed an Investigational New Drug Application ("IND") with the Food and Drug Administration ("FDA") and has obtained approval for initiation of a Phase I program. The Company is seeking a marketing partner for the compound prior to initiating these clinical trials.

         There can be no assurance that results obtained in animal studies will be predictive of results obtained in humans, and no assurance can be given that the Company will commence clinical trials in the near term, if at all.

Inflammatory Skin Disease

         Because the Company believes pimagedine affects the inflammatory process through the iNOS mechanism, pimagedine may have a therapeutic benefit in certain inflammatory skin diseases such as contact dermatitis and eczema. Currently, topical steroids are the treatment of choice for these indications but are contraindicated for prolonged use. A topical formulation of pimagedine is under development. The Company intends to file an IND for these indications, although no assurance can be given that clinical trials will commence in the near term, if at all.

Diagnostic Programs

         Alteon is utilizing its A.G.E. technology to develop diagnostic tests that may be used to assess A.G.E. levels and monitor drug therapy in diabetic patients. Because the levels of circulating and tissue-bound A.G.E.s are correlated with the pathology of diabetes and aging, measurement of A.G.E. levels could provide valuable information on the stage of disease prior to the appearance of clinical signs. The Company believes these tests, if developed, will complement its drug products by enabling physicians to better diagnose and treat patients with the potential to develop significant diabetic complications before progression of their disease to a more advanced state.

Prevention of A.G.E.-formation/Staining of Teeth

         The anti-plaque agent, chlorhexidine, discolors teeth. Alteon believes that A.G.E.-formation may be responsible for such discoloration and preclinical studies have demonstrated that A.G.E.-formation inhibitors, as well as A.G.E. cross-link breakers, reduce such staining. Alteon is pursuing the development of a dentifrice or mouthwash to prevent such tooth staining.

A.G.E. Cross-link Breakers

         Several novel compounds have been identified which are capable of breaking the cross-links formed as a result of A.G.E. accumulation. These compounds are currently under evaluation in various animal models to assess their potential for treatment of a variety of diseases including atherosclerosis, Alzheimer's disease and various ophthalmic disease states. Following completion of these studies, the most promising drug candidate, if any, will be moved ahead to clinical lead status and additional studies initiated to prepare to file an IND.

Glucose Lowering Agents

         The Company is currently investigating the glucose lowering potential of several compounds identified from a natural product screening program. These compounds, which are structurally different than the thiazolidinediones, have been identified as having antidiabetic activity similar to the thiazolidinediones without their associated side effect profile. Additional mechanistic studies on these compounds will be done prior to taking the lead compound to clinical lead status.

         There can be no assurance that any of the products discussed above or resulting from the Company's research programs will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed.

STATUS OF CLINICAL TRIALS

         The Company began clinical trials in 1987. Seven Phase I clinical trials have been completed to assess the safety and pharmacokinetics of pimagedine. Single and multiple-dose studies were conducted. Pimagedine was administered to a total of 127 human subjects in this program, including healthy subjects, diabetic patients with normal renal function, diabetic patients with varying degrees of renal impairment and diabetic patients in hemodialysis programs. No serious side effects were reported. The most commonly observed side effects were headaches, heartburn, nausea, lightheadedness and drowsiness.

         In addition, in 1989, two 28-day safety studies were completed in diabetic patients with varying degrees of renal insufficiency as well as in healthy subjects. Thirty-seven patients received pimagedine. The most common side effects reported were nausea, vomiting and other gastro-intestinal disturbances.

         In view of the gastro-intestinal side effects seen in preliminary studies and earlier trials, the FDA required the Company to modify its Phase II/III protocols to include certain gastric function tests, including endoscopy. In August 1994, based on such tests in the first 31 patients receiving pimagedine, an independent safety committee recommended and the FDA allowed removal of the endoscopy requirement. At the same time, the FDA permitted the inclusion of women of childbearing potential in the trial.

         Concurrently with its Phase I and Phase II/III clinical trials, the Company conducted and recently completed a two-year dosing study in animal models to test the carcinogenic potential of high doses of pimagedine. The final results of this study were submitted to the FDA during the fourth quarter of 1996.

         As of December 31, 1996, in the Company's Phase III clinical trials, of the 690 patients who were enrolled in the overt nephropathy Type I study, approximately 194 have been in the study for a minimum of six months, an additional 144 have been in the study for 12 months and an additional 295 have been in the study for 18 months. Pursuant to the study design, two-thirds of the patients in the study receive pimagedine. As of December 31, 1996, of the 598 patients who were enrolled in the overt nephropathy Type II study, approximately 274 have been in the study for a minimum of six months, an additional 152 have been in the study for 12 months and an additional 12 have been in the study for 18 months. Approximately 400 of the patients in the Type II study receive pimagedine.

         As of December 31, 1996, in the Company's Phase II clinical trials, 102 patients were enrolled in the ESRD trial and 89 were in enrolled in the dyslipidemia trial. See "--End-Stage Renal Disease" and "--Dyslipidemia".

         Delays in completion of the trials may occur as a result of difficulties in retaining patients in the trials, preliminary safety data analysis which requires changes in the protocols and delays in approval of the trials by institutional review boards at the trial sites. Accordingly, no assurance can be given that clinical trials can be successfully completed within any particular time frame or at all.

         In 1996, the Company retained Quintiles, Inc. to provide clinical trial services to support the Phase III ACTION trials. The major areas of service include project management, clinical site monitoring and data management.

STRATEGIC ALLIANCES

Yamanouchi Pharmaceutical Co., Ltd.

         In July 1989, Alteon and Yamanouchi entered into a series of agreements pursuant to which the parties formed a strategic alliance to develop and commercialize Alteon's A.G.E.-related technology in Japan, South Korea, Taiwan and The People's Republic of China (the "Yamanouchi Territory"). Under this arrangement, the parties agreed to collaborate on further research and development, Yamanouchi purchased 233,531 shares of Alteon's Preferred Stock for $3.0 million, which was converted into 784,665 shares of Common Stock in 1991 upon Alteon's initial public offering of its Common Stock, and Alteon granted to Yamanouchi an exclusive license to commercialize Alteon's technology in the Yamanouchi Territory in exchange for royalty payments on net sales, if any. Yamanouchi has the right to terminate the agreement upon 90 days prior written notice to Alteon. This license expires as to each product in each licensed country upon the later of 15 years from the date of the agreement, the expiration of the last patent applicable to the product or five years after the first commercial sale of the product in the country.

         Pursuant to the license agreement, Alteon granted Yamanouchi the right to manufacture pimagedine bulk material for sale in the Yamanouchi Territory. With respect to certain second-generation A.G.E.-formation inhibitors, Alteon has the option to supply all of Yamanouchi's reasonable requirements of active ingredient bulk materials for sale within the Yamanouchi Territory.

         Alteon and Yamanouchi also entered into a research and development collaboration agreement to provide for joint collaboration on further research and development, specifically Alteon's A.G.E.-formation and protein cross-linking technology. Pursuant to such agreement, and in consideration of Alteon's past costs and efforts in the research and development of the technologies subject to the license agreement, Yamanouchi paid Alteon $7.0 million in 1989. Yamanouchi also agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop including a second-generation A.G.E.-formation inhibitor and a macrophage stimulator. The collaboration agreement provides that any joint development program is terminable by either party upon 60 days prior written notice. The agreement terminates in June 1999, unless otherwise extended. In September 1992, Alteon and Yamanouchi amended the research and development collaboration agreement to clarify their relative responsibilities for patent prosecution and payment thereof.

         Pursuant to the agreement, Yamanouchi has provided financial support for most of the preclinical toxicity studies and has completed Phase I clinical trials on pimagedine in Japan. Yamanouchi has not yet initiated any Phase II clinical trials in Japan.

Hoechst Marion Roussel, Inc.

              In December 1990, Alteon and Marion Merrell Dow, Inc., which was subsequently acquired by an affiliate of Hoechst AG and renamed Hoechst Marion Roussel, Inc., formed a strategic alliance to develop and commercialize Alteon's A.G.E. technology for therapeutics in the areas of diabetic and aging complications. The arrangements included a research and development collaboration to conduct clinical trials jointly, including funding by HMRI of trials on pimagedine, an agreement for the joint promotion and sale in the United States, Canada and Western Europe of drugs developed pursuant to the collaboration, and a manufacturing and supply arrangement. In 1996, the parties ended their collaboration as a result of HMRI's continuing prioritization of its new product pipeline, and the Company regained all rights granted to HMRI.

         As a result of the termination of the strategic alliance with HMRI, the Company has assumed full responsibility for the continuation of clinical trials which had been funded by HMRI. These costs amount to approximately $1.4 million per month. The Company and HMRI are negotiating various open issues arising from the termination of their collaboration. This includes the rights of the parties under certain patents and amounts which may be payable by the Company to HMRI and by HMRI to the Company. HMRI has invoiced the Company certain amounts which the Company believes are without merit.

         The Company is seeking one or more collaborative partners to replace HMRI. However, there is no assurance that the Company will be able to enter into an agreement with a new partner or that if such an agreement is reached it will provide the level of funding which had been provided by HMRI.

Boehringer Mannheim Diagnostics

         In December 1994, the Company entered into an exclusive licensing arrangement with Corange International Ltd., acting through Boehringer Mannheim Diagnostics ("Boehringer Mannheim") for Alteon's technology for diagnostic applications. Under this alliance, Alteon received a small initial payment in January 1995, and will be entitled to receive royalties based on net sales of research and commercial assays developed by Boehringer Mannheim and based on Alteon's A.G.E. technology. Boehringer Mannheim will receive exclusive worldwide rights to the technology for diagnostic applications outside of the territory covered by the agreement with Yamanouchi for the Yamanouchi Territory.

         Under the agreement, Boehringer Mannheim has agreed to develop immunoassays to detect A.G.E.-hemoglobin, ApoB-A.G.E. and A.G.E.-serum protein/peptides. Development of research assays was initiated during the first quarter of 1995. Boehringer Mannheim plans to develop automated commercial assays to correspond with the projected product launch of pimagedine, if successfully developed and approved. Boehringer Mannheim may terminate the license agreement upon 90 days prior written notice.

Gamida

         In November 1995, the Company entered into clinical testing and distribution agreements with Gamida. Under these agreements, Gamida is conducting, at its own expense, a Phase II multi-site clinical trial in Israel, in accordance with the protocol developed by Alteon, to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels. Gamida will receive the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. The distribution agreement is for a term ending 10 years after the date of regulatory approval for the sale of pimagedine in Israel; thereafter, it will be automatically renewed for successive three-year periods unless terminated by either party on the last day of the initial or a renewal term. See "--Principal Products Under Development --Dyslipidemia".

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

The Rockefeller University

         Pursuant to an agreement with The Rockefeller University ("Rockefeller University"), Alteon has exclusive, worldwide and perpetual rights to the technology and inventions relating to A.G.E.s and protein cross-linking, including those relating to the complications of diabetes and aging, discovered by Dr. Cerami and his colleagues during their tenure at Rockefeller University's Laboratory of Medical Biochemistry. Under this agreement, Alteon contributed funding to perform research relating to the A.G.E. technology at Rockefeller University. In October 1991, Dr. Cerami and his research team left Rockefeller University to join The Picower Institute for Medical Research ("The Picower Institute"). Upon such departure, Alteon ceased funding Rockefeller University, and Rockefeller University ceased providing research assistance and laboratory support to Alteon. The termination of this research program does not affect Alteon's proprietary rights to the licensed technology. See "--Patents, Trade Secrets and Licenses".

         Although the Company has ended its scientific collaboration with Rockefeller University, Alteon continues to contribute to the cost of patent maintenance. In this regard, the Company has provided funding in the amounts of $235,000, $167,000 and $86,000 in 1994, 1995 and 1996, respectively.

         In February 1995, the Company exercised an option it held pursuant to an Option and License Agreement dated March 31, 1994, with Rockefeller University to acquire rights for a new technology unrelated to the A.G.E. mechanism, focused on novel synthetic analogs of the hormone glucagon. Effective February 1997, the Company elected to terminate this agreement. As a result of the termination, all of Alteon's rights under the license agreement revert back to Rockefeller University.

The Picower Institute for Medical Research

         In September 1991, the Company entered into a five-year agreement with The Picower Institute, a not-for-profit biomedical science institution of which Dr. Cerami was then the President, pursuant to which the Company agreed to provide funding at a rate of $500,000 per year in support of new A.G.E.-related research in exchange for an exclusive, worldwide, royalty-bearing license for all commercial healthcare applications of A.G.E.-related inventions resulting from The Picower Institute's research programs conducted during the term of the agreement.

During 1994, 1995 and 1996, Alteon provided funding of $1,241,000, $1,109,000 and $1,006,000, respectively, and reimbursed The Picower Institute for one-half of its total A.G.E. patent costs. Effective November 30, 1996, the Company terminated its funding of further research at The Picower Institute because of Dr. Cerami's retirement from The Picower Institute. The Company expects to devote the funds previously targeted for The Picower Institute to its existing projects.

Washington University, St. Louis

         In June 1995, the Company obtained an exclusive, worldwide, royalty-bearing license from Washington University, located in St. Louis, Missouri, for patents covering the use of pimagedine as an inhibitor of iNOS. The agreement requires the Company to pay certain licensing fees upon the attainment of development milestones as well as a royalty on net sales or a share of sub-licensing profits on products covered by the patents. The license also covers patents developed through any subsequent research collaboration between the parties which Alteon agrees to fund.

MANUFACTURING

         The Company has no manufacturing facilities for either production of bulk chemicals or the manufacturing of pharmaceutical dosage forms. The Company relies on third-party contract manufacturers to produce the raw materials and chemicals used as the active drug ingredients in its pharmaceutical products. The Company intends to sell the bulk chemical to its corporate partners for final formulation.

              The Company intends to continue to use third-party contract manufacturers to produce its bulk chemical requirements for clinical trials and possible commercial use. Such chemical manufacturers are inspected by the Company and its consultants to confirm compliance with Good Manufacturing Practice ("GMP") required for pharmaceutical products. The Company plans to enter into long-term supply agreements with one or more qualified suppliers of bulk pharmaceutical chemicals in the United States and in Europe to ensure a consistent and stable supply of its worldwide chemical requirements for pimagedine. Based on the cost estimates received from potential suppliers and with the assistance of its consultants, the Company believes it will be able to obtain sufficient quantities of bulk chemical at reasonable prices to satisfy anticipated needs.

         There can be no assurance, however, that the Company can continue to meet its needs for supply of bulk chemicals or that manufacturing limitations will not delay clinical trials or possible commercialization. See "--Strategic Alliances".

MARKETING AND SALES

         Alteon plans to market and sell its products, if successfully developed and approved, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

         For certain of its products Alteon has licensed exclusive marketing rights, formed joint marketing arrangements or granted distribution rights within specified territories with its commercial partners, Yamanouchi, Boehringer Mannheim and Gamida. See "--Strategic Alliances".

         In cases where Alteon enters into joint marketing arrangements or in the event that it does not enter into joint marketing or other licensing arrangements with third parties, it will have to develop a marketing and sales force with significant technical expertise or, where appropriate or permissible, enter into arrangements with third parties to market and sell its products. Alteon has no marketing experience and there can be no assurance that it will successfully develop such experience or that it will be able to enter into marketing agreements with others on acceptable terms. To the extent that the Company enters into co-promotion or other sales and marketing arrangements with other companies, any revenues to be received by Alteon will be dependent on the efforts of others and there can be no assurance that such efforts will be successful.

PATENTS, TRADE SECRETS AND LICENSES

         Proprietary protection for the Company's product candidates, processes and know-how is important to its business. Alteon aggressively files and prosecutes patents covering its proprietary technology, and, if warranted, will defend its patents and proprietary technology. As appropriate, the Company seeks patent protection for its proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

              Pimagedine is not a novel compound and is not protected by a composition-of-matter patent. In 1992, a United States patent on the use of pimagedine was issued to Rockefeller University and subsequently exclusively licensed to Alteon with claims relating to the inhibition of A.G.E.-formation and cross-linking. The patent claims the new use of a known agent for the treatment of the complications of diabetes and aging. In 1994, corresponding patents were granted in France, Germany, Italy, the United Kingdom and other European countries. A corresponding patent was issued in Japan in 1995. The Company continues to pursue and patent chemical analogs of known A.G.E.-formation inhibitors, as well as novel compounds having potential inhibitory properties. The Company believes that its patents and licensed patents provide a substantial proprietary base that will allow Alteon and its collaborative partners to commercialize products in this field. There can be no assurance, however, that pending or future applications will issue, that the claims of any patents which do issue will provide any significant protection of the Company's technology, or that the Company's directed discovery research will yield compounds and products of therapeutic and commercial value.

         In 1987, the Company acquired an exclusive, royalty-free, worldwide license (including the right to sub-license to others) to issued patents, patent applications and trade secrets from Rockefeller University relating to the A.G.E.-formation and cross-linking technology currently under development at Alteon. The original inventors of the patented technology include Drs. Michael
A. Brownlee, Anthony Cerami and Helen Vlassara, members of Alteon's Scientific Advisory Board, and Dr. Peter C. Ulrich, formerly the Company's Director of Chemistry and now at The Picower Institute. Additional patent applications have since been filed on discoveries made in support of the technology from research conducted at Rockefeller University, The Picower Institute and the Company's laboratories.

         Pursuant to the Company's agreement with The Picower Institute, certain patentable inventions and discoveries relating to A.G.E. technology have been licensed exclusively to the Company. In consultation with the Company, The Picower Institute is responsible for the worldwide filing and prosecution of patent applications and maintenance of patents for such inventions. Alteon will contribute 50% of the cost of such activities.

         As of December 1996, the Company's patent estate of owned and/or licensed patent rights consisted of 61 issued patents or allowed patent applications, none of which expire prior to 2001, and 75 pending patent applications in the United States, the majority of which are A.G.E.-related. Included in Alteon's patent estate are two issued United States patents on the use of pimagedine for inhibition of iNOS, licensed from Washington University.

         The Company intends to continue to focus its research and development efforts on the synthesis of novel compounds and on the search for additional therapeutic applications to expand and broaden the Company's rights within its technological and patent base. The Company is also prepared to in-license additional technology that may be useful in building its proprietary position.

         Where appropriate, the Company utilizes trade secrets and unpatentable improvements to enhance its technology base and improve its competitive position. Alteon requires all employees, scientific consultants and contractors to execute confidential disclosure agreements as a condition of engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of unpatented trade secret information.

         The Company believes that its estate of licensed and owned issued patents, if upheld, and pending applications, if granted and upheld, will be a substantial factor in the Company's success. The patent positions of pharmaceutical firms, including Alteon, are generally uncertain and involve complex legal and factual questions. Consequently, even though Alteon is currently prosecuting such patent applications in the United States and foreign patent offices, the Company does not know whether any of such applications will result in the issuance of any additional patents or, if any additional patents are issued, whether the claims thereof will provide significant proprietary protection or will be circumvented or invalidated.

         Competitors or potential competitors have filed for or have received United States and foreign patents and may obtain additional patents and proprietary rights relating to compounds or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the claims of the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. See "--Competition".

         The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets and operate without infringing on the proprietary rights of third parties. There can be no assurance that the Company's current patent estate will enable the Company to prevent infringement by third parties or that competitors will not develop competitive products outside the protection that may be afforded by the claims of such patents. To the extent the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not develop independently the same or similar technologies. Failure to maintain its current patent estate or to obtain requisite patent and trade secret protection, which may become material or necessary for product development, could delay or preclude the Company or its licensees or marketing partners from marketing their products and could thereby have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

         The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of the Company's products.

         The process required by the FDA before the Company's products may be approved for marketing in the United States generally involves (i) preclinical new drug laboratory and animal tests, (ii) submission to FDA of an IND, which must become effective before clinical trials may begin, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of a New Drug Application ("NDA"), and (v) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that FDA review process will result in product approval on a timely basis, if at all.

              Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Certain preclinical tests are subject to FDA regulations regarding current Good Laboratory Practices.

The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials.

         Clinical trials are conducted under protocols that detail such matters as the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each protocol must be reviewed by an institutional review board.

         Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

         FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes, or facilities will be granted on a timely basis, if at all. Any failure to obtain or delay such approvals would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

         Among the conditions for NDA approval is the requirement that the prospective manufacturer's manufacturing procedures conform to GMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, GMP compliance. To supply a product for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA.

         Both before and after approval is obtained, a product, its manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer, or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

         The FDA has implemented accelerated approval procedures for certain pharmaceutical agents that treat serious or life-threatening diseases and conditions, especially where no satisfactory alternative therapy exists. The Company believes that certain of its products in development may qualify for accelerated approval. The Company cannot predict the ultimate impact, however, of the FDA's accelerated approval procedures on the timing or likelihood of approval of any of its potential products or those of any competitor. In addition, the approval of a product under the accelerated approval procedures may be subject to various conditions, including the requirement to verify clinical benefit in post-marketing studies, and the authority on the part of FDA to withdraw approval under streamlined procedures if such studies do not verify clinical benefit.

         For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and diagnostic products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company does not currently have any facilities or personnel outside of the United States.

         In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

COMPETITION

         A number of companies are pursuing the research and development of A.G.E. inhibition technology. The Company is not aware of any other pharmaceutical company developing an A.G.E.-formation inhibitor which has reached the clinical development stage. However, Alteon is aware of many companies which are pursuing research and development of compounds for the selective inhibition of iNOS.

         Many of the Company's potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company.

         The Company's competition will be determined in part by the potential indications for which the Company's compounds are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or its competitors' products. Accordingly, the relative speed with which Alteon can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are important competitive factors. The Company expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position.

         The development by others of new treatment modalities for diabetes not based on inhibiting A.G.E.-formation and cross-linking for those indications for which the Company is developing drug therapies could render pimagedine and other A.G.E.-formation inhibitors non-competitive or obsolete. Competitive drugs based on other therapeutic mechanisms may be efficacious in treating diabetic complications. Aldose reductase inhibitors ("ARIs"), which inhibit formation of sorbitol, a form of sugar, have been evaluated by a number of large pharmaceutical companies. A number of companies that were developing ARI drugs have since abandoned or suspended clinical development of such drugs in the United States following evaluation of their efficacy and side-effect profiles. The Company believes that at least one company continues its clinical development of an ARI drug, the efficacy and side effect profile of which is not known to Alteon. Outside of the United States, several ARI drugs have been approved for commercial sale. Other possible therapeutic approaches being pursued include the cure of diabetes by gene therapy or islet cell transplantation. Results of the DCCT showed that tight glucose control reduced the incidence of diabetic complications. Numerous companies are pursuing other methods to manage glucose control and to reduce the incidence of diabetic complications. In addition, several large companies are researching aldose reductase inhibitors as therapeutics for diabetic neuropathy, retinopathy and related conditions. Several companies have initiated research with drugs that inhibit vascularization as a potential treatment of diabetic retinopathy. In the event one or more of these initiatives are successful, the market for the Company's products may be reduced or eliminated.

         The treatment of diabetic complications with use of existing agents such as lipid lowering agents or A.C.E. inhibitors may also be beneficial. The A.C.E. inhibitor, captopril, has been approved by the FDA for patients with diabetic nephropathy. Alteon's clinical trials were designed assuming patients' baseline therapy would include A.C.E. inhibitor treatment.

         The Company is aware of the development by several pharmaceutical companies of thiazolidinedione derivatives ("glitazones") for treatment of Type II diabetes. In January 1997, Warner-Lambert Company was given approval and clearance by the U.S. FDA for the marketing of ResulinTM (troglitazone), an anti-diabetic drug designed to target insulin resistance in Type II diabetes.

         The patent covering captopril expired in February 1996. Other pharmaceutical companies may choose to market and sell this drug which will lead to a decrease in its price. Sales of captopril may reduce or eliminate the market for any product developed by the Company for this indication.

         The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources.

SCIENTIFIC ADVISORY BOARD

         The Company's Scientific Advisory Board consists of individuals with recognized expertise in the medical complications of diabetes and aging, biochemistry and pharmaceutical science and related fields who advise the Company about present and long-term scientific planning, research and development. Members of the Scientific Advisory Board consult and meet with Company management informally on a frequent basis. All members of the Scientific Advisory Board are employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to the Company. These companies may also be competitors of Alteon. The members of the Scientific Advisory Board have agreed, however, not to provide any services to any other entities that might conflict with the activities that they provide as members of the Scientific Advisory Board. Each member also has executed a confidentiality agreement for the benefit of the Company. Although members of the Scientific Advisory Board may devote significant time and energy to the affairs of the Company, except for members of the Scientific Advisory Board with consulting contracts with Alteon, no members are expected to devote more than a small portion of their time to Alteon.

The following persons are members of Alteon's Scientific Advisory Board:

     Anthony Cerami, Ph.D., the President of Cerami Consulting Corporation.

     Michael A. Brownlee, M.D., the Anita and Jack Saltz Chair of Diabetes Research at the Albert Einstein College of Medicine, and a Professor in the Department of Medicine and Co-Director of the Diabetes Research Center.

     Helen Vlassara, M.D., Professor and Head, Laboratory of Diabetes and Aging at The Picower Institute.

     Scott M. Grundy, M.D., Ph.D., Chairman of the Department of Clinical Nutrition and Director of the Center for Human Nutrition at the University of Texas Southwestern Medical Center at Dallas, Texas, and a Professor of Internal Medicine and Biochemistry.

     Bruce Merrifield, Ph.D., a Nobel Laureate and a John D. Rockefeller Professor Emeritus at Rockefeller University.

     Leslie Z. Benet, Ph.D., Professor and Chairman, Department of Biopharmaceutical Sciences, University of California, San Francisco.

     Richard Bucala, M.D., Ph.D., Professor and Head, Laboratory of Medical Biochemistry at The Picower Institute.

EMPLOYEES

         As of February 14, 1997, Alteon employed 54 persons (21 of whom held a Ph.D., M.D. or other advanced degree), of whom 38 were engaged in research and development and 16 were engaged in administration and management. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alteon believes that it has been successful in attracting skilled and experienced personnel. None of the Company's employees are covered by collective bargaining agreements and all employees are covered by confidentiality agreements. The Company believes that its relationship with its employees is good.

ITEM 2. FACILITIES.

         The Company leases a 37,000 square foot building in Ramsey, New Jersey, which contains its executive and administrative offices and research laboratories. The lease, which commenced on November 1, 1993, has a 10-year term with a cancellation option by Alteon after five years. In addition, the lease has two five-year renewal options.

ITEM 3.  LITIGATION.

         The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market under the symbol "ALTN." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the NASDAQ National Market:

         YEAR             QUARTER              HIGH             LOW
         ----------------------------------------------------------
         1995                 1st           $ 7 1/4          $5 1/8
                              2nd             8 3/8           5 1/4
                              3rd            15 3/4           7 3/8
                              4th            16 1/4           7 3/4

         1996                 1st            15 3/4           9 1/4
                              2nd            15 5/8           9 5/8
                              3rd            11 3/8           7 1/4
                              4th            10 1/4           5 1/4

         As of March 1, 1997, there were 293 holders of record, with beneficial shareholders in excess of 400.

         The Company has neither paid nor declared dividends on its capital stock since its inception and does not plan to pay dividends in the foreseeable future. Any earnings which the Company may realize will be returned to finance the growth of the Company.

         The market prices for securities of biotechnology and pharmaceutical companies, including Alteon, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or others, clinical trial results, developments concerning agreements with collaborators, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by the Company or others, future sales of substantial amounts of Common Stock by existing stockholders and general market conditions can have an adverse effect on the market price of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the five years ended December 31, 1996 has been derived from the audited financial statements of the Company.


                                                                     YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------------------
                                       1992               1993                1994                1995                1996
                                       ----               ----                ----                ----                ----
STATEMENT OF
OPERATIONS DATA:

Revenues:
  Investment income............    $ 2,943,721        $ 2,108,183        $  1,797,032        $  1,888,496        $  2,295,394
                                   -----------        -----------        ------------        ------------        ------------
  Total revenues...............      2,943,721          2,108,183           1,797,032           1,888,496           2,295,394
                                   -----------        -----------        ------------        ------------        ------------

Expenses:
  Research and development.....      4,290,866          6,719,225           8,573,123          10,004,244          17,494,193
  General and administrative...      2,801,607          2,650,974           3,706,137           3,699,210           3,516,599
  Interest expense.............         16,607              5,063              42,470              68,435              47,394
                                   -----------        -----------        ------------        ------------        ------------
  Total expenses...............      7,109,080          9,375,262          12,321,730          13,771,889          21,058,186
                                   -----------        -----------        ------------        ------------        ------------

Net loss.......................    $(4,165,359)       $(7,267,079)       $(10,524,698)       $(11,883,393)       $(18,762,792)
                                   ===========        ===========        ============        ============        ============

Net loss per share.............    $      (.34)       $      (.59)       $       (.85)       $       (.90)       $      (1.20)
                                   ===========        ===========        ============        ============        ============

Weighted average common
  shares and common
  equivalent shares
  outstanding..................      12,090,759         12,329,196          12,430,798          13,169,968          15,640,399
                                   ===========        ===========        ============        ============        ============



                                                                      DECEMBER 31,
                                 -------------------------------------------------------------------------------------------
BALANCE SHEET DATA:                  1992                1993                1994                1995                1996
                                     ----                ----                ----                -----               ----
Cash, cash equivalents and
  short-term investments.......  $58,655,931        $ 49,182,679        $ 36,434,862        $ 45,196,711        $ 34,499,523
Working capital................   58,593,806          48,787,252          35,539,616          44,433,488          26,542,450
Total assets...................   60,553,607          54,345,639          43,612,027          52,216,243          40,138,993
Long-term capital lease
   obligations.................       13,575               6,214             749,888             466,899             161,577
Accumulated deficit............   (4,362,321)        (11,629,400)        (22,154,098)        (34,037,491)        (52,800,283)
Stockholders' equity...........   59,690,105          52,499,703          41,214,086          49,715,737          31,371,174

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred a cumulative net loss of $52,800,000 as of December 31, 1996, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

         Alteon has financed its operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, private placements of preferred equity securities, revenue from its collaborations with HMRI and Yamanouchi, reimbursement of certain of Alteon's research and development expenses by its collaborative partners and investment income earned on cash balances and short-term investments.

         Effective August 10, 1996, HMRI and Alteon ended their collaboration, and Alteon regained all rights granted to HMRI covering the Company's technology and assumed full responsibility for the continuation of clinical trials which had been funded by HMRI. HMRI's decision to withdraw from the collaboration was a result of its continuing prioritization of its new product pipeline. The Company is seeking one or more collaborative partners to replace HMRI. There is no assurance that the Company will be able to enter into such an agreement or that if such an agreement is reached, it will provide the level of funding which had been provided by HMRI.

         Although the Company anticipates increased expenditures in research and development as it develops products and expands its clinical trials, a portion of such development expenses is expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop including a second-generation A.G.E.-formation inhibitor and a macrophage stimulator. Gamida is conducting, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses.
See "Business -- Strategic Alliances."

         The Company's business is subject to significant risks including, but not limited to (i) its ability to obtain funding, (ii) the risks inherent in its research and development efforts, including clinical trials, (iii) uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, (iv) the lengthy, expensive and uncertain process of seeking regulatory approvals, (v) uncertainties regarding government reforms of product pricing and reimbursement levels, (vi) technological change and competition,
(vii) manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         REVENUES

         Total revenues for 1996, 1995 and 1994 were $2,295,000, $1,888,000 and
$1,797,000, respectively. Revenues in 1996, 1995 and 1994 were derived from interest earned on cash and cash equivalents and short-term investments. The increase in investment income in 1996 over 1995 was attributed to higher cash and cash equivalents and short-term investment balances during most of 1996. The increase in investment income in 1995 over 1994 was attributed to the increase in cash and cash equivalents and short-term investments primarily related to the completion of the follow-on offering during the last quarter of 1995. Higher interest rates were an additional factor during 1995 contributing to the increase in investment income over 1994.

         OPERATING EXPENSES

         The Company's total expenses increased to $21,058,000 in 1996, from $13,772,000 in 1995 and $12,322,000 in 1994, and consisted primarily of research and development expenses. Research and development expenses, net of reimbursements from its collaborative partners, were $17,494,000 in 1996, $10,004,000 in 1995 and $8,573,000 in 1994. Research and development expenses increased in 1996 from 1995 by $7,490,000, or 74.9%, due to the Company's assumption of the ACTION trial costs as a result of the termination of the Company's collaborative agreements with HMRI on August 10, 1996. Research and development expenses increased in 1995 from 1994 by $1,431,000, or 16.7%, due to increased clinical research studies and personnel and related costs offset by reimbursements from the Company's corporate partners. The Company was reimbursed $1,226,000 in 1996, $1,643,000 in 1995 and $1,065,000 in 1994 by its
collaborative partners for research and development expenditures.

         General and administrative expenses were $3,517,000 in 1996 as compared to $3,699,000 in 1995 and $3,706,000 in 1994. The decrease in 1996 over 1995 was due to decreased personnel and related costs and decreased depreciation and amortization expenses.

         Interest expense was $47,000 in 1996, $68,000 in 1995 and $42,000 in
1994. The decrease in interest expense was primarily due to a five-year capital lease arrangement which commenced in June 1994 for leasehold improvements on the Company's headquarters and research facility.

         NET LOSS

         At December 31, 1996, the Company had available net operating tax loss carryforwards, which expire in various amounts from the years 2006 through 2011, of approximately $53 million for income tax purposes. In addition, the Company had research and development credit carryforwards of approximately $2.6 million. The Company had net losses of $18,763,000 in 1996, $11,883,000 in 1995 and $10,525,000 in 1994.

         The Company does not believe that inflation has had a material impact on the results of its operations.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash and cash equivalents and short-term investments at December 31, 1996, of $34,500,000 compared to $45,197,000 at December 31, 1995.
This is a decrease in cash and cash equivalents and short-term investments of $10,697,000. The primary components of this decrease were cash used in operating activities of $10,785,000 and $376,000 of capital expenditures. This was offset by $357,000 provided by financing activities consisting of employee stock option exercises, a sales-leaseback transaction for lab equipment, the reclassification of restricted cash of $103,000 and the reversal of unrealized losses of $4,000, offset by capital lease obligations. As of December 31, 1996, Alteon had invested $7,507,000 in capital equipment and leasehold improvements, of which a cumulative $1,375,000 had been funded through capital leases.

         As of December 31, 1996, the Company had restricted cash of $723,800, which represents the escrow amount related to the Company's leased headquarters and research facility in Ramsey, New Jersey. The Company may reduce the originally required escrow amount of $1,034,000 by 10% per year.

         The Company's cash used in operations was $10,785,000 in 1996 and $10,993,000 in 1995. Such activity consisted primarily of operating expenses reduced by investment income. Capital expenditures amounted to $376,000 in 1996 as compared to $361,000 in 1995.

         The Company's research and development expenses, to date, have been funded primarily by research and development collaborative arrangements and sales of equity securities. The Company expects to incur substantial additional research and development costs, including costs related to drug discovery, preclinical research and clinical trials. The Company anticipates that it will be able to offset a portion of its research and development expenses and its clinical development expenses with funding from its collaborative partners.

         However, as described above, the Company and one of its collaborative partners, HMRI, have terminated their collaboration. In addition to the reimbursement of certain of the Company's research and development expenses, HMRI had also incurred the significant portion of the expenses of the Company's clinical trials. The estimated costs of the clinical trials, which is now the responsibility of the Company, are $1.4 million per month.

         Effective November 30, 1996, the Company terminated its funding of research at The Picower Institute because of Dr. Anthony Cerami's retirement from The Picower Institute. In light of the number of programs in its existing pipeline, the Company expects to devote the funds to existing projects.

         Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations into the fourth quarter of 1997. The Company is in discussions with potential private purchasers of its debt or equity securities to provide additional financing. There can be no assurance that such additional financing can be obtained.

         Future capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the conduct of preclinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         For information concerning this item, see the information under "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on June 10, 1997, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on June 10, 1997, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on June 10, 1997, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on June 10, 1997, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements.

         Reference is made to the Index to Financial Statements and Schedules on page F-1.

         (a)(2) Exhibits.

         Reference is made to the Index to Exhibits on page 33.

         (b) Reports on Form 8-K.

                  On December 2, 1996, the Company filed a current report on Form 8-K, under Item 5 which reported that the Company had amended the protocol for its ACTION II trial.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 1997.


                                             Alteon Inc.


                                             By: /s/ James J. Mauzey
                                                 ---------------------
                                             James J. Mauzey
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                               Title                                        Date
     ---------                                               -----                                        ----
/s/ James J. Mauzey                          Chairman of the Board, Chief Executive Officer            March 27, 1997
----------------------                       and Director (principal executive officer)
James J. Mauzey

/s/ Jere E. Goyan                            President, Chief Operating Officer and Director           March 27, 1997
----------------------
Jere E. Goyan

/s/ Kenneth I. Moch                          Senior Vice President, Finance and Business               March 27, 1997
----------------------                       Development and Chief Financial Officer
Kenneth I. Moch                              (principal financial officer)


/s/ Elizabeth O'Dell                         Vice President, Finance and Administration,               March 27, 1997
----------------------                       Treasurer, and Secretary (principal accounting
Elizabeth O'Dell                             officer)

/s/ Anthony Cerami                                           Director                                  March 27, 1997
----------------------
Anthony Cerami

/s/ Marilyn G. Breslow                                       Director                                  March 27, 1997
----------------------
Marilyn G. Breslow

/s/ Mark Novitch                                             Director                                  March 27, 1997
----------------------
Mark Novitch

/s/ Louis Fernandez                                          Director                                  March 27, 1997
----------------------
Louis Fernandez

/s/ Alan J. Dalby                                            Director                                  March 27, 1997
----------------------
Alan J. Dalby

/s/ Robert N. Butler                                          Director                                 March 27, 1997
----------------------
Robert N. Butler

Form 10-K - Item 14(a) (1)

Alteon Inc.

List of Financial Statements

                                                                                         Page
                                                                                         ----
The following financial statements of Alteon Inc. are included in Item 8:

Report of independent public accountants - Arthur Andersen LLP..................          F-2

Financial statements:

    Balance sheets as of December 31, 1995 and 1996.............................          F-3

    Statements of operations for the years ended December 31, 1994, 1995
    and 1996....................................................................          F-4

    Statements of stockholders' equity for the period from December 31, 1994
    to December 31, 1996........................................................          F-5

    Statements of cash flows for the years ended December 31, 1994, 1995
    and 1996....................................................................          F-6

    Notes to financial statements ..............................................     F-7--F15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Alteon Inc.:

We have audited the accompanying balance sheets of Alteon Inc. (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 1995 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 20, 1997

                                   ALTEON INC.

                                 BALANCE SHEETS


                                                                               DECEMBER  31,
                                                                      ------------------------------
                                                                          1995              1996
                                                                      -----------        -----------
                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ...................................       $   980,010        $31,497,633
  Short-term investments ......................................        44,216,701          3,001,890
  Receivables from corporate partner ..........................           602,999                 --
  Other current assets ........................................           667,385            649,169
                                                                      -----------        -----------

     Total current assets .....................................        46,467,095         35,148,692

Property and equipment, net ...................................         4,668,651          3,999,530
Deposits and other assets .....................................           253,297            266,971
Restricted cash ...............................................           827,200            723,800
                                                                      -----------        -----------

   Total assets ...............................................       $52,216,243        $40,138,993
                                                                      ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable ............................................       $   230,953        $ 1,853,400
  Accrued expenses ............................................         1,519,665          6,447,521
  Obligations under capital leases ............................           282,989            305,321
                                                                      -----------        -----------

     Total current liabilities ................................         2,033,607          8,606,242
                                                                      -----------        -----------

Obligations under capital leases ..............................           466,899            161,577
                                                                      -----------        -----------


COMMITMENTS (NOTES 3 AND 5)

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 1,998,329 shares authorized,
    none issued ...............................................                --                 --

  Common stock, $.01 par value; 30,000,000 shares
    authorized and 15,387,985 and 15,702,825 shares issued and outstanding as of December 31, 1995 and 1996,
    respectively..............................................            153,880            157,028

  Additional paid-in capital ..................................        83,607,054         84,018,146

  Accumulated deficit .........................................       (34,037,491)       (52,800,283)

  Unrealized losses on short-term investments .................            (7,706)            (3,717)
                                                                      -----------        -----------

     Total stockholders' equity ...............................        49,715,737         31,371,174
                                                                      -----------        -----------

Total liabilities and stockholders' equity ....................       $52,216,243        $40,138,993
                                                                      ===========        ===========



                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF OPERATIONS


                                                     YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------
                                         1994                1995                1996
                                     ------------        ------------        ------------
Revenues:

  Investment income ...........      $  1,797,032        $  1,888,496        $  2,295,394

Expenses:

  Research and development ....         8,573,123          10,004,244          17,494,193
  General and administrative ..         3,706,137           3,699,210           3,516,599
  Interest ....................            42,470              68,435              47,394
                                     ------------        ------------        ------------

     Total expenses ...........        12,321,730          13,771,889          21,058,186
                                     ------------        ------------        ------------

Net loss ......................      $(10,524,698)       $(11,883,393)       $(18,762,792)
                                     ============        ============        ============

Net loss per share ............      $      (0.85)       $      (0.90)       $      (1.20)
                                     ============        ============        ============

Weighted average common shares         12,430,798          13,169,968          15,640,399
                                     ============        ============        ============


                 See accompanying notes to financial statements

                                   ALTEON INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Preferred Stock              Common Stock
                                                                      ---------------       --------------------------
                                                                      Shares   Amount          Shares          Amount
                                                                      ------   ------       -----------       --------
Balance, December 31, 1993 ..............................       .       --       $--         12,401,649       $124,016

    Exercise of employee stock options ..................               --        --             91,984            920

    Deferred compensation expense in connection
        with the issuance of non--qualified
        stock options....................................       .       --        --                 --             --

    Unrealized losses ...................................               --        --                 --             --

    Net loss ............................................               --        --                 --             --
                                                                        --       ---         ----------       --------
Balance, December 31, 1994 ..............................       .       --        --         12,493,633        124,936

    Exercise of employee stock options ..................               --        --            594,352          5,944

    Change in unrealized losses .........................       .       --        --                 --             --

    Follow--on offering of common stock .................               --        --          2,300,000         23,000

    Net loss ............................................               --        --                 --             --
                                                                        --       ---         ----------       --------
Balance, December 31, 1995 ..............................       .       --        --         15,387,985        153,880

    Exercise of employee stock options ..................       .       --        --            314,840          3,148

    Deferred compensation expense in connection
        with the issuance of non--qualified
        stock options....................................       .

    Change in unrealized losses .........................       .       --        --                 --             --

    Net loss ............................................               --        --                 --             --
                                                                        --       ---         ----------       --------
Balance, December 31, 1996 ..............................               --       $--         15,702,825       $157,028
                                                                        ==       ===         ==========       ========


                                                               Additional                             Losses            Total
                                                                 Paid-in           Accumulated    on Short-Term      Stockholders'
                                                                 Capital             Deficit       Investments          Equity
                                                               -----------        ------------    -------------      ------------
Balance, December 31, 1993 ..............................       64,005,087        $(11,629,400)            --        $ 52,499,703

    Exercise of employee stock options ..................           43,045                  --             --              43,965

    Deferred compensation expense in connection
        with the issuance of non--qualified
        stock options....................................           23,177                  --             --              23,177

    Unrealized losses ...................................               --                  --       (828,061)           (828,061)

    Net loss ............................................               --         (10,524,698)            --         (10,524,698)
                                                                ----------        ------------      ---------        ------------
Balance, December 31, 1994 ..............................       64,071,309         (22,154,098)      (828,061)         41,214,086

    Exercise of employee stock options ..................          524,208                  --             --             530,152

    Change in unrealized losses .........................               --                  --        820,355             820,355

    Follow--on offering of common stock .................       19,011,537                  --             --          19,034,537

    Net loss ............................................               --         (11,883,393)            --         (11,883,393)
                                                                ----------        ------------      ---------        ------------
Balance, December 31, 1995 ..............................       83,607,054         (34,037,491)        (7,706)         49,715,737

    Exercise of employee stock options ..................          381,560                  --             --             384,708

    Deferred compensation expense in connection
        with the issuance of non--qualified
        stock options....................................               --                  --         29,532              29,532

    Change in unrealized losses .........................               --                  --          3,989               3,989

    Net loss ............................................               --         (18,762,792)            --         (18,762,792)
                                                                ----------        ------------      ---------        ------------
Balance, December 31, 1996 ..............................       84,018,146        $(52,800,283)     $  (3,717)       $ 31,371,174
                                                                ==========        ============      =========        ============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF CASH FLOWS



                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                        1994            1995               1996
                                                                                    ------------    -------------     ------------
Cash Flows from Operating Activities:
  Net loss ..................................................................       $(10,524,698)   $ (11,883,393)    $(18,762,792)

  Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization .......................................            770,553          861,159          790,770
        Amortization of deferred compensation ...............................             23,177               --           29,532
        Changes in operating assets and liabilities:
           Receivables from corporate partner ...............................           (187,536)        (345,364)         602,999
           Other current assets .............................................            879,025         (172,213)          18,216
           Other assets .....................................................            134,494          175,239          (13,674)
           Accounts payable and accrued expenses ............................           (452,698)         371,068        6,550,303
                                                                                    ------------    -------------     ------------

           Net cash used in operating activities ............................         (9,357,683)     (10,993,504)     (10,784,646)
                                                                                    ------------    -------------     ------------

Cash Flows from Investing Activities:
  Capital expenditures ......................................................         (3,701,313)        (361,188)        (376,624)
  Purchases of marketable securities ........................................        (40,135,194)    (110,536,398)     (91,073,563)
  Sales and maturities of marketable securities .............................         54,291,695      100,525,658      132,292,363
  Restricted cash ...........................................................             90,572               --          103,400
                                                                                    ------------    -------------     ------------

           Net cash provided by (used in) investing activities ..............         10,545,760      (10,371,928)      40,945,576
                                                                                    ------------    -------------     ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock ....................................             43,965       19,564,689          384,708
  Payments under capital lease obligations ..................................           (131,334)        (268,503)        (282,990)
  Proceeds from sales-leaseback financing ...................................          1,136,037               --          254,975
                                                                                    ------------    -------------     ------------

           Net cash provided by financing activities ........................          1,048,668       19,296,186          356,693
                                                                                    ------------    -------------     ------------

Net (decrease)/increase in cash and cash equivalents ........................          2,236,745       (2,069,246)      30,517,623
Cash and cash equivalents, beginning of period ..............................            812,511        3,049,256          980,010
                                                                                    ------------    -------------     ------------

Cash and cash equivalents, end of period ....................................       $  3,049,256    $     980,010     $ 31,497,633
                                                                                    ============    =============     ============

Supplemental disclosures of cash flow information:
           Cash paid for interest ...........................................       $     42,470    $      68,435     $     47,394
                                                                                    ============    =============     ============

           Leasehold improvements acquired under capital
                lease obligations ...........................................       $  1,136,037    $          --     $          --
                                                                                    ============    =============     =============


                 See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business

         Alteon Inc. (the "Company") was founded in 1986 and is engaged in the discovery and development of novel therapeutic and diagnostic products to treat the complications of diabetes and age- related diseases. The company's products are designed to inhibit, measure and reverse damage to cells, tissues and organs caused by advanced glycosylation end-product ("A.G.E.") formation and cross-linking resulting from glucose in the body's circulatory system. Since its inception, the Company has recognized $17,000,000 of revenues from corporate partners related to collaborative arrangements. All of the Company's products are in research or development, and no revenues have been generated from product sales. The Company is conducting four human clinical trials evaluating its lead compound, pimagedine, as a treatment for the complications of diabetes, including two pivotal Phase III clinical trials for diabetic kidney disease.

         Operations of the Company are subject to certain risks and uncertainties including, but not limited to, uncertainties related to clinical trials, technological uncertainty, uncertainty of future profitability and access to capital, and dependence on collaborative relationships and key personnel.

         Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents and Short-Term Investments

         Cash and cash equivalents include cash and highly liquid investments which have a maturity of less than three months at the time of purchase. Investments are recorded at fair market value and consist of the following:

                                            December 31,
                                   -----------------------------
                                       1995             1996
                                       ----             ----
U.S. Government Agency Funds       $33,535,861       $3,001,890
Corporate Obligations               10,680,840               --
                                   -----------       ----------
                                   $44,216,701       $3,001,890
                                   ===========       ==========

         These amounts represent market value which was lower than amortized cost at December 31, 1995 and higher than amortized cost at December 31, 1996. The amortized cost of these short-term investments was $44,224,407 and $2,998,733 at December 31, 1995 and 1996, respectively.

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115) effective January 1, 1994. As permitted by the statement, the Company did not retroactively restate prior years' financial statements. This statement requires the Company to classify its investment securities as (1) held for investment purposes (held to maturity), (2) available for sale and (3) held for trading purposes. Unrealized gains and losses of available for sale securities are charged directly to stockholders' equity, whereas unrealized gains and losses of trading securities are charged to the statement of operations. At December 31, 1996, all of the Company's short-term investments were classified as available for sale.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the useful lives of owned assets which range from three to five years. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of the lease term or the useful life of the assets.

         Patent Costs

         Patent costs are expensed as incurred.

         Research and Development

         Expenditures for research and development are charged to operations as incurred. Research and development expenditures were $9,638,210, $11,647,677 and $18,719,951 for the years ended December 31, 1994, 1995 and 1996, respectively. Expenditures were reduced by reimbursements from corporate partners in these periods of $1,065,087 and $1,643,433 and $1,225,758, respectively. (See Note 3.)

         Net Loss Per Share

         Net loss per share is calculated using the weighted average number of common shares and common stock equivalents, as applicable, outstanding during the period. Common stock equivalents are excluded from the computation of loss per share since their inclusion would be antidilutive.

New Accounting Pronouncements

         The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the year ending December 31, 1996. (See Note 6.)

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- PROPERTY AND EQUIPMENT

                                                                                 December 31,
                                                                      ------------------------------
                                                                          1995               1996
                                                                          ----               ----
Laboratory equipment ..........................................       $ 1,348,593        $ 1,336,211
Furniture and equipment .......................................           701,322            710,149
Computer equipment ............................................           495,180            552,255
Leasehold improvements ........................................         4,883,745          4,908,545
                                                                      -----------        -----------
                                                                        7,428,840          7,507,160
Less:  Accumulated depreciation and amortization ..............        (2,760,189)        (3,507,630)
                                                                      -----------        -----------
                                                                      $ 4,668,651        $ 3,999,530
                                                                      ===========        ===========

         Laboratory equipment and furniture include approximately $1,395,000 and $1,375,000 under capital leases at December 31, 1995 and 1996. Accumulated amortization relating to leased assets totaled approximately $450,000 and $550,000 at December 31, 1995 and 1996, respectively. (See Note 5.)

NOTE 3 -- COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

         The Company and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") entered into a series of agreements pursuant to which the parties formed a strategic alliance to develop and commercialize the Company's A.G.E. technology. Under this arrangement, the parties agreed to collaborate on further research and development, and the Company granted to Yamanouchi an exclusive license to commercialize the Company's technology in Japan, South Korea, Taiwan and The People's Republic of China. Yamanouchi paid the Company a non-refundable amount of $7,000,000 in July 1989, in consideration for the Company's past costs and efforts in the research and technology associated with the licensing arrangement. In addition, Yamanouchi purchased 233,531 shares of Alteon's Preferred Stock for $3,000,000, which was converted into 784,665 shares of Common Stock in 1991, upon Alteon's initial public offering of its Common Stock.

     In December 1990, the Company and Marion Merrell Dow, Inc., which was subsequently acquired by an affiliate of Hoechst AG and renamed Hoechst Marion Roussel, Inc. ("HMRI"), formed a strategic alliance to develop and commercialize the Company's A.G.E. technology for therapeutics in the areas of diabetic and aging complications. The arrangements included a research and development collaboration to conduct clinical trials jointly, including funding by HMRI of trials on pimagedine, an agreement for the joint promotion and sale in the United States, Canada and Western Europe of drugs developed pursuant to the collaboration, and a manufacturing and supply agreement. In 1996, HMRI ended the collaboration as a result of HMRI's continuing prioritization of its new product pipeline, and the Company regained all rights granted to HMRI covering the Company's technology.

         As a result of the termination of the strategic alliance with HMRI, the Company has assumed full responsibility for the continuation of clinical trials which had been funded by HMRI. The estimated costs of the clinical trials are $1.4 million per month. The Company and HMRI are negotiating various open issues arising from the termination of their collaboration. This includes the rights of the parties under certain patents and amounts which may be payable by the Company to HMRI and by HMRI to the Company. HMRI has invoiced the Company certain amounts which the Company believes are without merit.

         The Company is seeking one or more collaborative partners to replace HMRI. However, there is no assurance that the Company will be able to enter into an agreement with a new partner or that if such an agreement is reached, it will provide the level of funding which had been provided by HMRI.

         In November 1995, the Company entered into clinical testing and distribution agreements with Gamida for Life ("Gamida"), formerly Eryphile BV. Under these agreements, Gamida is conducting, at its own expense, a Phase II multi-site clinical trial in Israel, in accordance with the protocol developed by Alteon, to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels. Gamida will receive the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. The distribution agreement is for a term ending 10 years after the date of regulatory approval for the sale of pimagedine in Israel; thereafter, it will be automatically renewed for successive three-year periods unless terminated by either party on the last day of the initial or a renewal term.

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

     In September 1991, the Company entered into a five-year agreement with The Picower Institute for Medical Research ("The Picower Institute"), a newly formed, not-for-profit biomedical institution of which Dr. Anthony Cerami, a member of the Company's Board of Directors and Chairman of the Company's Scientific Advisory Board, was then the President. (See Note 8.)

Under the agreement, the Company received an exclusive, worldwide license for all commercial healthcare applications of A.G.E.-related inventions resulting from The Picower Institute research programs conducted during the term of the agreement. The Company will be required to pay The Picower Institute a royalty on all net sales and other revenues of any product utilizing the licensed technology.

         Effective November 30, 1996, the Company terminated its funding of further research at The Picower Institute because of Dr. Cerami's retirement from The Picower Institute. The Company expects to devote the funds previously targeted for The Picower Institute to its existing projects.

         Pursuant to an agreement with The Rockefeller University ("Rockefeller University"), the Company has the entire, exclusive, worldwide and perpetual rights to the technology and inventions relating to A.G.E.'s and protein cross-linking, including those relating to the complications of diabetes and aging, discovered by Dr. Cerami and his colleagues during their tenure at Rockefeller University's Laboratory of Medical Biochemistry. Although the Company has ended its scientific collaboration with Rockefeller University on this technology, the Company continues to contribute to the cost of patent maintenance. In this regard, the Company has provided funding of $235,000, $167,000 and $86,000 in 1994, 1995 and 1996, respectively.

         In February 1995, the Company exercised an option it held pursuant to an Option and License Agreement dated March 31, 1994, with Rockefeller University to acquire rights for a new technology unrelated to the A.G.E. mechanism, focused on novel synthetic analogs of the hormone glucagon. Effective February 1997, the Company elected to terminate this Agreement. As a result of the termination, all of Alteon's rights under the license agreement reverted back to Rockefeller University.

         In December 1994, the Company entered into an exclusive licensing arrangement for Alteon's diagnostic technology with Corange International Limited, acting through its subsidiary Boehringer Mannheim Diagnostics ("Boehringer Mannheim"). Under the agreement, Boehringer Mannheim will receive exclusive worldwide rights to Alteon's technology for diagnostics application, subject to an option held by Yamanouchi for Japan, South Korea, Taiwan and The People's Republic of China. Yamanouchi is Alteon's exclusive licensee for its A.G.E. technology in the aforementioned countries. Pursuant to the agreement, Alteon received an initial payment in January 1995, and will be entitled to receive ongoing royalties based on net sales of research test kits and commercial assays developed by Boehringer Mannheim which are based on Alteon's A.G.E. technology.

         In June 1995, the Company obtained an exclusive, worldwide, royalty-bearing license from Washington University for patents covering the use of pimagedine as an inhibitor of inducible nitric oxide synthase. The agreement requires the Company to pay certain licensing fees upon the attainment of development milestones as well as a royalty on net sales or a share of sub-licensing profits of products covered by the patents. The license also covers patents developed through any subsequent research collaboration between the parties which is funded by Alteon.

         The Company has also entered into various arrangements with independent research laboratories to conduct studies in conjunction with the development of the Company's technology. The Company receives certain rights to inventions or discoveries that may arise from this research.

NOTE 4 -- ACCRUED EXPENSES

                                             December 31,
                                     ---------------------------
                                        1995             1996
                                     ----------       ----------
Accrued clinical trial expense...    $       --       $4,422,428
Accrued consultants/contract.....       601,851          929,510
Accrued patent...................        43,492           40,770
Accrued professional.............       164,504          184,130
Accrued relocation...............        69,203           58,578
Accrued rent.....................       366,940          375,235
Other............................       273,675          436,870
                                     ----------       ----------
                                     $1,519,665       $6,447,521
                                     ==========       ==========

     The Company's headquarters and research facility rent is being expensed on a straight-line basis over the ten-year lease period. (See Note 5.)

NOTE 5 -- LEASES

         The Company leases its headquarters and research facility and related equipment and furniture under non-cancelable capital and operating leases. As of December 31, 1996, future net minimum lease payments under capital leases and future minimum rentals under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                       Capital         Operating
                                                       leases            leases
                                                      ---------       ----------
1997 ..........................................       $ 330,382       $  806,943
1998 ..........................................         165,191          649,512
1999 ..........................................              --          599,284
2000 ..........................................              --          557,781
2001 ..........................................              --          536,500
Thereafter ....................................              --          983,584
                                                      ---------       ----------
                                                      $ 495,573       $4,133,604
                                                                      ==========
Less:  imputed interest .......................         (28,675)
                                                      ---------
Present value of minimum lease payments .......         466,898
Less:  Current portion ........................        (305,321)
                                                      ---------
                                                      $ 161,577
                                                      =========

         In 1994, the Company entered into a sales-leaseback transaction for certain headquarters and research facility assets (principally, leasehold improvements) generating proceeds of $1,136,037. The related lease was accounted for as a capital lease payable over four years with 7.6% interest.

         Rent expense for each of the years in the three-year period ended December 31, 1996, was $594,593, $563,721 and $570,612, respectively. As of
December 31, 1996, the Company has restricted cash of $723,800 which represents the escrow amount related to the Company's leased headquarters and research facility. The Company may reduce the originally required escrow amount of $1,034,000 by 10% per year.

NOTE 6 -- STOCKHOLDERS' EQUITY

         Common Stock

         On November 1, 1991, the Company completed an initial public offering of Common Stock with net proceeds to the Company of $47,406,581. In conjunction with the offering, all of the then outstanding shares of Preferred Stock were converted into 6,725,627 shares of Common Stock.

         In October and November 1995, the Company completed a follow-on offering of Common Stock, which included the sale of 2,000,000 shares and 300,000 shares, respectively, at a price of $9.00 per share which provided net proceeds to the Company of $19,035,000.

         Stock Option Plan

         The Company has established two stock option plans for its employees, officers, directors, consultants and independent contractors. Options to purchase up to 4,192,000 shares of Common Stock may be granted under the first plan ("1987 Plan"). In 1995, a second stock option plan ("1995 Plan") was approved which authorized additional options to purchase 1,000,000 shares of Common Stock.

         The plans are administered by a committee of the Board of Directors, which may grant either non-qualified or incentive stock options. The committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and may expire no later than 10 years from date of grant. Each option entitles the holder to purchase one share of Common Stock at the indicated exercise price. The plans also provide for certain antidilution and change in control rights, as defined.

         The following table summarizes the activity in the Company's stock options:

                                                                                       Weighted Average
                                                                   Exercise Price      Exercise Price
                                                      Options        Per Share             Per Share
                                                      -------      --------------      ----------------
             Balance, December 31, 1993...........   2,520,351
              Granted.............................   1,057,100      $4.35 -  9.50
              Exercised...........................     (91,984)      0.30 -  0.89
              Canceled............................     (69,804)      0.89 - 13.75
                                                     ---------

             Balance, December 31, 1994...........   3,415,663
              Granted.............................     387,729       6.88 - 14.13         $7.68
              Exercised...........................    (594,352)       .30 -  8.25           .90
              Canceled............................    (104,409)      4.36 - 15.00          9.66
                                                     ---------                            -----

             Balance, December 31, 1995...........   3,104,631                             5.88
              Granted.............................     418,083       1.00 - 15.00          6.83
              Exercised...........................    (314,840)      0.30 - 10.25          1.22
              Canceled............................     (47,079)      4.36 - 15.00          8.16
                                                      --------                            -----

             Balance, December 31, 1995              3,160,795                            $6.44
                                                     =========



         At December 31, 1996, 1,926,734 options were exercisable at a weighted average price of $5.23 per share, and 584,807 shares were available for future grants. The weighted average fair value of the options granted was $4.13 and $4.25 during 1996 and 1995, respectively. The outstanding stock options at December 31, 1996 have a weighted average remaining contractual life of 6.42 years. Included in options at December 31, 1996, are 455,004 options granted to certain executives with option prices ranging from $5.375 per share to $14.125 per share. Such options vest upon the earlier of 10 years after grant or upon achievement of certain Company milestones.

         The Company accounts for the 1987 and 1995 Stock Option Plans under APB Opinion No. 25, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Had compensation costs for these plans been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share for 1995 would have been $12.6 million and $0.95, respectively. In 1996, the Company's pro forma net loss and loss per share would have been $19.4 million and $1.24, respectively. Because the FASB Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Under the FASB Statement No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995 and 1996, respectively: risk free interest rates ranging from 5.31% to 7.10% and 5.38% to 6.64%; expected life of 2.02 years over the vesting periods; and expected volatility of 70%.

NOTE 7 -- SAVINGS AND RETIREMENT PLAN

         The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code which allows eligible employees to annually contribute a portion of their annual salary to the plan. The Company may make discretionary contributions. To date, the Company has not made any contributions.

NOTE 8 -- OTHER RELATED PARTY TRANSACTIONS

         The Chairman of the Company's Scientific Advisory Board, who also serves as a member of the Company's Board of Directors (See Note 3), and three other Scientific Advisory Board members provide consulting services to the Company. Consulting fees paid to these members totaled $190,000 in 1994 and $178,000 in both 1995 and 1996.

         In 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate, adjusted quarterly, for the purpose of purchasing a home. The principal amount of the loan together with the interest is included in deposits and other assets. The loan and related interest are payable at the end of five years or upon termination of employment. The loan and accrued interest balance was $221,033, $241,173 and $261,946 as of December 31, 1994, 1995 and 1996, respectively.

NOTE 9 -- INCOME TAXES

         At December 31, 1996, the Company had available net operating tax loss carryforwards, which expire in the years 2006 through 2011, of approximately $53 million for income tax purposes. In addition, the Company has research and development credit carryforwards of approximately $2.6 million.

         The Company accounts for income tax in accordance with Statement of Financial Accounting Standards No. 109. The components of the deferred tax assets and the valuation allowance are as follows:

                                                 December 31,
                                      --------------------------------
                                          1995                1996
                                      ------------        ------------
NOL carryforwards.................    $ 13,000,000        $ 21,000,000
Research and development credit...       2,300,000           2,600,000
Other temporary differences.......         800,000             960,000
                                      ------------        ------------
Gross deferred tax assets.........      16,100,000          24,560,000
Valuation allowance...............     (16,100,000)        (24,560,000)
                                      ------------        ------------
Net-deferred tax assets...........    $         --        $         --
                                      ============        ============


         A valuation allowance was established since the realization of the deferred tax assets is uncertain.

                                  EXHIBIT INDEX

Exhibit
   No.                        Description of Exhibit
-------                       ----------------------

3.1         Restated Certificate of Incorporation. (Incorporated by reference to
            Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

3.2 Certificate of the Voting Powers, Designations, Preference and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series F Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 4, 1995).

3.3 By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 22, 1996).

4.1 Stockholders' Rights Agreement dated as of July 27, 1995, between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 1995).

10.1        Amended and Restated 1987 Stock Option Plan.

10.2        Amended 1995 Stock Option Plan.

10.3 Form of Employee's or Consultant's Invention Assignment, Confidential Information and Non-Competition Agreement executed by all key employees and consultants as employed or retained from time to time. (Incorporated by Reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.4 Amendment and Assignment of Research and Option Agreement dated as of September 25, 1987, among Telos, The Rockefeller, the Company and Anthony Cerami. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.5 License Agreement dated as of September 25, 1987, among Telos, Applied Immune Sciences, Inc., the Company and The Rockefeller as amended by letter agreement dated September 25, 1987 and letter agreement dated August 15, 1991. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on

            November 1, 1991).

10.6 Consulting Agreement dated April 1, 1989, as modified October 1, 1989, between the Company and Eli A. Friedman, M.D. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.7 Stock Purchase Agreement dated as of June 16, 1989, between the Company and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.8* License Agreement dated as of June 16, 1989, between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.9* Research and Development Collaboration Agreement dated as of June 16, 1989, between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.10 Letter Agreement dated June 21, 1989 between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.11 Consulting Agreement dated April 2, 1990, between the Company and Michael Brownlee. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.12 Consulting Agreement dated September 1, 1991 between the Company and Anthony Cerami, Ph.D. (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.13* Research and License Agreement dated as of September 5, 1991 between the Company and The Picower Institute for Medical Research. (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.14 Amendment dated as of September 17, 1992 to the Research and Development Collaboration Agreement dated as of June 16, 1989, between the Company and

            Yamanouchi. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1992).

10.15 Lease Agreement dated January 11, 1993 between Ramsey Associates and the Company. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1992).

10.16 Employment Agreement dated July 13, 1993, between the Company and Jere E. Goyan. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1993).

10.17 Employment Agreement dated as of February 28, 1994, between the Company and James J. Mauzey. (Incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed on March 9,
            1994).

10.18 Lease Agreement dated June 30, 1994, between the Company and Comdisco, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1994).

10.19 Lease Agreement dated June 6, 1994, between the Company and Financing for Science International, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.20* License Agreement, dated as of December 30, 1994, between the Company and Corange International Limited. (Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.21 Employment Agreement dated as of January 17, 1995, between the Company and Veronica Mallon. (Incorporated by reference to Exhibit
            10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.22 Employment Agreement dated as of February 27, 1995, between the Company and Kenneth I. Moch. (Incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed on March 20,
            1995).

10.23 Employment Agreement dated as of March 27, 1995, between the Company and Kenneth Cartwright. (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.24* Research Collaboration and License Agreement dated as of June 2, 1995 between Washington University and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 1995).

10.25 Distribution Agreement dated September 25, 1995 between the Company and

            Eryphile BV. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 24, 1995).

10.26 Clinical Testing Agreement dated September 25, 1995 between the Company and Eryphile BV. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 24,
            1995).

10.27 Employment Agreement dated as of October 21, 1995 between the Company and Elizabeth O'Dell. (Incorporated by reference to Exhibit
            10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.28 Alteon Inc. Change in Control Severance Benefits Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 1996).

10.29 Letter Agreement dated July 10, 1996 between the Company and Jere E. Goyan amending Employment Agreement dated July 13, 1993.

10.30 Letter Agreement dated January 17, 1997 between the Company and Veronica Mallon amending Employment Agreement dated January 17, 1995.

10.31 Letter Agreement dated January 29, 1997 between the Company and Kenneth Cartwright amending Employment Agreement dated March 27, 1995.

10.32 Letter Agreement dated January 29, 1997 between the Company and Elizabeth A. O'Dell amending Employment Agreement dated October 21, 1995.

10.33 Letter Agreement dated January 30, 1997 between the Company and James J. Mauzey amending Employment Agreement dated February 28, 1994.

10.34 Letter Agreement dated March 27, 1997 between the Company and Kenneth Cartwright amending Employment Agreement dated March 27, 1995, as amended.

10.35** Clinical Services Agreement dated as of August 11, 1996 between the Company and Quintiles, Inc.

27          Financial Data Schedule
---------------

*     Confidentiality has been granted for a portion of this exhibit

**    Confidential treatment has been requested for a portion of this exhibit