Form 10-K/A
period 1996-12-31
ALTEON INC /DE
filed 1997-04-29
CIK 878903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-K/A

                                 AMENDMENT NO.1

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

                               Yes X          No____


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


Documents incorporated by reference:  None

Item 10. Directors and Executive Officers of the Registrant.

Information Regarding Directors

      The current Board of Directors is comprised of the following persons:

                                 Served as a
                                  Director
Name                      Age       Since        Positions with the Company
----                      ---       -----        --------------------------
James J. Mauzey           48        1994         Chairman of the Board and
                                                 Chief Executive Officer
Jere E. Goyan             66        1993         President, Chief Operating
                                                 Officer and Director
Anthony Cerami            56        1993         Director
Marilyn G. Breslow        53        1988         Director
Robert N. Butler          70        1996         Director
Louis Fernandez           73        1991         Director
Mark Novitch              65        1994         Director
Alan J. Dalby             60        1994         Director

----------

         The principal occupations and business experience, for at least the past five years, of each director are as follows:

         James J. Mauzey, Chairman and Chief Executive Officer, joined the Company in March 1994. From November 1992 until he joined the Company, Mr. Mauzey was a Corporate Division President of Bristol-Myers Squibb Company. Mr. Mauzey has over 20 years of experience in the pharmaceutical industry. He began his career at American Cyanamid Company's Lederle Laboratories Division, where he held numerous sales, marketing and executive positions during his 17 years with the company, serving as both Vice President of the Lederle Laboratories U.S. Pharmaceutical Division and Vice President of the Lederle International Division. Mr. Mauzey joined The Squibb Corporation as President of its U.S. Pharmaceutical Group in 1989. Following the merger of Bristol-Myers Company and Squibb Corporation, Mr. Mauzey was named President of Bristol-Myers Squibb Company's newly integrated U.S. Pharmaceutical Division, where he was responsible for Squibb Pharmaceuticals, Bristol Laboratories and Mead Johnson Pharmaceuticals. In April 1992, Mr. Mauzey was named Senior Vice President, Industry and Public Affairs, for the Bristol-Myers Squibb Worldwide Pharmaceutical Group, an approximately $7 billion business unit.

         Jere E. Goyan, Ph.D., has been the Company's President and Chief Operating Officer since May 1993. He also served as the Company's Acting Chief Executive Officer from June 1993 to February 1994 and as Senior Vice President, Research and Development from January 1993 through May 1993. Dr. Goyan is Professor Emeritus of Pharmacy and Pharmaceutical Chemistry and Dean Emeritus of the School of Pharmacy, University of California, San Francisco ("UCSF"). He has been on the faculty of the School of Pharmacy at UCSF since 1963. He took a leave of absence from 1979 to 1981 to serve as Commissioner of Food and Drugs of the U.S. Food and Drug Administration. Dr. Goyan is Past President of the American Association of Pharmaceutical Scientists and the American Association of Colleges of Pharmacy. He is a member of the Institute of Medicine of the National Academy of Sciences and a Fellow of the American Association for the Advancement of Science. Dr. Goyan is a director of ATRIX Laboratories, Inc., Emisphere Technologies, Inc., and SciClone Pharmaceuticals, Inc., each a biopharmaceutical firm, and Boehringer Ingelheim Corporation, a pharmaceutical company. He received his Ph.D. in pharmaceutical chemistry from the University of California, Berkeley.

         Anthony Cerami, Ph.D., is a founder of the Company and has been Chairman of the Scientific Advisory Board of the Company since December 1987 and a member of the Company's Board of Directors since October 1993. In October 1996, he joined Cerami Consulting Corp., a biotechnology consulting corporation. Dr. Cerami was the President of The Picower Institute for Medical Research, which he helped established in October 1991, prior to his retirement from such entity in September 1996. Prior to joining The Picower Institute for Medical Research, he was Dean of Graduate and Postgraduate Studies at The Rockefeller University since 1986, a Professor at The Rockefeller University since 1978 and the Head of the Laboratory of Medical Biochemistry at The Rockefeller University since 1972. Dr. Cerami has been elected to membership in the National Academy of Sciences and the Institute of Medicine. He received his Ph.D. from The Rockefeller University. Dr. Cerami has recently retired as a director of Advanced Medical, Inc., a developer and manufacturer of infusion systems and related technologies for the health care industry.

         Marilyn G. Breslow has been a director of the Company since June 1988. She has been a Portfolio Manager/Analyst for W.P. Stewart & Co., Inc., an investment advisory firm in New York City, since 1990, and is a Principal and Director of that firm. She was a General Partner of Concord Partners and a Vice President of Dillon, Read & Co. Inc. from 1984 to 1990.

         Robert N. Butler, M.D. was elected as a director of the Company in June 1996. He is the Director of the International Longevity Center (ILC-US), which he co-founded in 1990, and Professor of Geriatrics at the Henry L. Schwartz Department of Geriatrics and Adult Development at the Mount Sinai Medical Center. From 1975 to 1982, he was the first and founding director of the National Institute of Aging of the National Institutes of Health. In 1976, Dr. Butler won the Pulitzer Prize for his book "Why Survive? Being Old in America." He held the Brookdale Professorship of Geriatrics from 1982 to 1995 at the Mount Sinai Medical Center. Dr. Butler serves on the board of Neurogen Corporation, a development-stage biotechnology company working on anxiolytics; Geron Corporation, a development-stage biotechnology company working on aging (Telomeres); and Genesis Health Ventures, a leading eldercare company.

         Louis Fernandez, Ph.D., was elected as a director of the Company in August 1991. He was the Chairman of Celgene Corp., a company engaged in the development of industrial products and processes using microbiology and enzyme technologies, from June 1990 until May 1992. From August 1986 until June 1990, he also served as the President and Chief Executive Officer of Celgene Corp. He was a member of the Board of Directors of Monsanto Company from 1971 through 1986 and he served as its chairman from 1983 through 1986. Dr. Fernandez currently is a director of A.G. Edwards, Inc., a financial services company, Petrolite Corp., a chemical company and Boehringer Ingelheim Corporation, a pharmaceutical company.

         Mark Novitch, M.D., was elected as a director of the Company in June 1994. Dr. Novitch is a Professor of Health Care Sciences at The George Washington University. He retired as Vice Chairman and Chief Compliance Officer of the Upjohn Company in December 1993. Prior to joining Upjohn in 1985, he was Deputy Commissioner of the U.S. Food and Drug Administration. Dr. Novitch is a director of Guidant Corporation, a supplier of cardiology and minimally invasive surgery products; Neurogen Corporation, a biopharmaceutical firm focused on central nervous system disorders; Calypte Biomedical, a developer of urine-based diagnostics; and Kos Pharmaceuticals, Inc., a developer of pharmaceutical products for cardiovascular and respiratory conditions.

         Alan J. Dalby was elected a director of the Company in December in 1994. Mr. Dalby is Chairman of Reckitt & Colman, plc, a household products company. Mr.

Dalby is the former Chairman and Chief Executive Officer and a founder of Cambridge NeuroScience, Inc., an emerging pharmaceutical company focused on neurobiology. Prior to joining Cambridge NeuroScience, Inc., he was Executive Vice President and a member of the Board of Directors of SmithKline Beckman Corporation, retiring in 1987. Mr. Dalby is a director of Medeva plc.


Information Regarding Officers

         The following table identifies the current executive officers of the
Company:


         Name                 Age     Capacities in Which Served       In Current Positions Since
         ----                 ---     --------------------------       --------------------------
James J. Mauzey               48      Chairman of the Board and        March 1994
                                        Chief Executive Officer

Jere E. Goyan                 66      President, Chief Operating       May 1993
                                        Officer and Director

Kenneth I. Moch               42      Senior Vice President,           February 1995
                                        Finance and Business
                                        Development and Chief
                                        Financial Officer

Kenneth Cartwright            61      Senior Vice President,           January 1994
                                        Development and
                                        Regulatory Affairs

Elizabeth A. O'Dell           37      Vice President, Finance and      October 1993
                                        Administration, Secretary
                                        and Treasurer

Veronica Mallon               46      Vice President, Scientific       January 1995
                                        Communications and
                                        Intellectual Property



         The principal occupations and business experience of each officer which is not serving as a director of the Company are as follows:

         Kenneth I. Moch, Senior Vice President, Finance and Business Development and Chief Financial Officer, joined Alteon in February 1995. From 1990 to 1995, he was President and C.E.O. of Biocyte Corporation, a cord blood stem cell-based cellular therapy company. He was a co-founder and Managing General Partner of Catalyst Ventures, a seed-stage venture capital partnership, from 1988 through 1989. He served as Vice President of The Liposome Company, Inc. from 1982 to 1988, and was involved in all aspects of that company's growth from a start-up research laboratory into a publicly-held biopharmaceutical firm. From 1980 until 1982, Mr. Moch was a management consultant with McKinsey & Company, Inc.

         Kenneth Cartwright, MB, ChB, MFCM, MRCPsych., has been Senior Vice President, Development and Regulatory Affairs since January 1994. He joined Alteon in May 1989 as Vice President, Clinical and Regulatory Affairs. Prior to joining Alteon, Dr. Cartwright was Vice President, Clinical Research of American Cyanamid Company, Lederle Laboratories from 1984 to 1989, where he was responsible for worldwide development and implementation of strategical clinical plans. From 1982 to 1984, he also served as Director of Clinical Research U.S.A. From 1980 to 1982, Dr. Cartwright was Deputy Vice President and Marketing Director, Pharmaceutical Division, Ciba-Geigy, Canada, Ltd., responsible for product launch.

From 1974 to 1980, he served as Medical Director where he was responsible for clinical development and regulatory affairs. Dr. Cartwright received his MB, ChB, from Liverpool University Medical School. He received his Membership of the Faculty of Community Medicine (MFCM) and his Membership of the Royal College of Psychiatrists (MRCPsych.) from Royal College of Physicians, London.

         Elizabeth A. O'Dell has been Vice President, Finance and Administration, Secretary and Treasurer since October 1993. She served as the Company's Director of Finance from February 1993 to September 1993 and as the Controller of the Company from February 1992 to February 1993. From November 1991 to January 1992 she was the Controller of Radiodetection Corp. She was the Director of Internal Operations of Kratos Analytical, Inc. from May 1990 to November 1991 and Controller from March 1987 to April 1990. Prior to that she served for five years in public accounting in various positions at Coopers & Lybrand and Deloitte & Touche.

         Veronica Mallon, Ph.D., has been Vice President, Scientific Communication and Intellectual Property since January 1995. She served as the Company's Senior Director of Immunology from July 1994 to January 1995 and its Director of Immunology from February 1990 to June 1994. From 1982 to 1990 she worked as a Research Immunologist and Senior Scientist in the Oncology and Immunology Discovery Group in the Medical Research Division of American Cyanamid Company, Lederle Laboratories. She received her Ph.D. in Microbiology from the University of Medicine and Dentistry of New Jersey/Rutgers Medical School. Dr. Mallon's work has resulted in numerous publications in several scientific areas.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Corporation with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1996 except that the Initial Statement of Beneficial Ownership on Form 3 for Dr. Butler was filed late and a Form 4 for four transactions for Dr. Cerami was filed late.


Item 11. Executive Compensation.

Directors' Compensation

         Directors of the Company not compensated as employees receive $1,500 per meeting for their service to the Board. Furthermore, directors of the Company not compensated as employees or consultants receive, upon election to the Board, a stock option for 33,600 shares of Common Stock (subject to adjustment if they received stock options upon appointment to the Board between Annual Meetings of Stockholders to fill a vacancy or newly-created directorship) at an exercise price equal to the fair market value of the Common Stock on the date of grant. The stock options vest in three equal annual installments over the director's term of service. All of the directors are reimbursed for their expenses for each Board and committee meeting attended.

Executive Officers' Compensation

         The following table sets forth certain information concerning the annual and long-term compensation for the fiscal years ended December 31, 1996, 1995 and 1994 of the Company's chief executive officer, and the other four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1996 (collectively, the "Named Officers").


                           SUMMARY COMPENSATION TABLE

                                                                         Long Term
                                                                        Compensation
                                        Annual Compensation                Stock
                                  -------------------------------      Option Awards        All Other
Name and Principal Position       Year     Salary        Bonus       (number of shares)    Compensation
---------------------------       ----    --------    -----------    ------------------    ------------
James J. Mauzey ..............    1996    $300,000    $150,000(1)         150,000           $     --
Chairman of the Board and         1995     300,000     110,000(2)          20,000             45,823(4)
Chief Executive Officer           1994     245,577     200,000(3)         515,000            248,186(4)

Jere E. Goyan ................    1996    $262,500    $ 50,000(5)          33,004           $ 54,000(6)
President and Chief Operating     1995     262,500      35,000             15,000             54,000(6)
Officer                           1994     262,500      38,000             75,000             63,765(7)

Kenneth Cartwright ...........    1996    $194,922          --             16,000                 --
Senior Vice President,            1995     191,100          --                 --                 --
Regulatory Affairs                1994     182,000          --              4,000                 --

Kenneth I. Moch ..............    1996    $178,460    $ 30,000(8)          10,000                 --
Senior Vice President, Finance    1995     141,964      55,000(9)         170,000                 --
and Business Development and      1994          --          --                 --                 --

Elizabeth A. O'Dell ..........    1996    $109,307          --              9,000                 --
Vice President, Finance and       1995     112,815          --              7,500                 --
Administration, Secretary and     1994     109,148          --              3,000                 --
Treasurer

----------

(1)      Represents a deferred performance bonus for the year ending December
         31, 1996.

(2)      Represents a deferred performance bonus for the year ending December
         31, 1995.

(3) Includes a signing bonus of $100,000 and a deferred performance bonus of $100,000 for the year ending December 31, 1994.

(4) Represents reimbursement for certain moving expenses and relocation expenses.

(5)      Represents a deferred performance bonus for the year ending December
         31, 1996.

(6)      Represents a housing allowance.

(7) Represents a housing allowance and reimbursement for certain moving expenses and relocation expenses.

(8)      Represents a deferred performance bonus for the year ending December
         31, 1996.

(9) Includes a signing bonus of $25,000 and a deferred performance bonus of $30,000 for the year ending December 31, 1995.

         The following table sets forth certain information concerning grants of stock options during the fiscal year ended December 31, 1996, to the Named Officers.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                         Percentage                              Potential Realizable
                                          of Total                                 Value At Assumed
                                          Options     Exercise                   Annual Rates of Stock
                                         Granted to   or Base                   Price Appreciation for
                                         Employees     Price                         Option Term(1)
                             Options     in Fiscal      per       Expiration   ------------------------
Name                         Granted       1996        share         Date          5%           10%
-------------------          -------     ---------    --------    ----------      ----          ----
James J. Mauzey(2)           150,000       35.9%      $ 5.375      12/17/06    $  507,046    $1,284,955

Jere E. Goyan(3)              33,004        7.9%      $ 9.250      07/10/06    $  191,993    $  486,549

Kenneth Cartwright(4)         10,000        2.4%      $ 5.375      12/17/06    $   33,803    $   85,664
                               6,000        1.4%      $ 5.375      12/17/06    $   20,282    $   51,398

Kenneth I. Moch(5)            10,000        2.4%      $ 5.375      12/17/06    $   33,803    $   85,664

Elizabeth A. O'Dell(6)         5,000        1.2%      $ 5.375      12/17/06    $   16,902    $   42,832
                               4,000        1.0%      $ 5.375      12/17/06    $   13,521    $   34,265


(1) The dollar amounts under these columns are the result of calculations assuming that the price of Common Stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price over the option term of ten years.

(2) Includes 60,000 shares which shall become exercisable in equal monthly installments of 5,000 shares commencing on March 1, 1999 and continuing to vest on the first day of each month thereafter and 90,000 shares which shall become exercisable upon the accomplishment of certain performance related milestones.

(3) The shares shall become exercisable upon the accomplishment of certain performance related milestones.

(4) Includes an option for 10,000 shares of which 2,500 shares became exercisable on December 17, 1996 and 7,500 shares shall become exercisable on December 17, 1998. Includes an option for 6,000 shares which shall become exercisable on June 30, 1997.

(5) Includes 2,500 shares which became exercisable on December 17, 1996 and 7,500 shares which shall become exercisable on December 17, 1998.

(6) Includes an option for 5,000 shares of which 1,250 shares became exercisable on December 17, 1996 and 3,750 shares shall become exercisable on December

         17, 1998. Includes an option for 4,000 shares which shall become exercisable on June 30, 1997.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information with respect to exercises of options to purchase the Company's Common Stock during the fiscal year 1996 by the Named Officers and unexercised options to purchase the Company's Common Stock held by the Named Officers at December 31, 1996.

                                                      Number of Unexercised           Value of Unexercised
                                                         Options Held at              In-the-Money Options
                          Shares        Value           December 31, 1996            at December 31, 1996(1)
                       Acquired on    Realized     ----------------------------    ----------------------------
Name                   Exercise(#)       ($)       Exercisable    Unexercisable    Exercisable    Unexercisable
----                   -----------    --------     -----------    -------------    -----------    -------------
James J. Mauzey            --            --          240,032         444,968         $      0        $      0

Jere E. Goyan              --            --          199,961         256,643         $166,320        $      0

Kenneth Cartwright         --            --          178,934          15,667         $743,273        $    125

Kenneth I. Moch            --            --          109,529          70,471         $      0        $      0

Elizabeth A. O'Dell        --            --           35,332          19,668         $    281        $     94

----------
(1) Based on a price of $5.25, the closing price on the Nasdaq National Market on December 31, 1996.


Compensation Committee Interlocks and Insider Participation

         The persons who served as members of the Compensation Committee of the Board of Directors during 1996 were Marilyn G. Breslow, Louis Fernandez, Ph.D., Frank H. Spiegel, Jr. (until his death on May 27, 1996), Mark Novitch, M.D. and Robert N. Butler, M.D. None of the members of the Compensation Committee was an officer, former officer or employee of the Company.

Compensation Committee Report on Executive Compensation

General Policies

         The Compensation Committee (the "Committee") of the Board of Directors is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. It also makes recommendations to the Board of Directors concerning the granting of options under the Company's Amended and Restated 1987 Stock Option Plan and Amended 1995 Stock Option Plan. The Committee currently consists of Mark Novitch, M.D., Marilyn G. Breslow, Robert
N. Butler, M.D. and Louis Fernandez, Ph.D., four non-employee directors of the Company.

         Under the supervision of the Committee, the Company has developed and implemented compensation policies, plans and programs which (1) provide a total compensation package which is intended to be competitive within the industry so as to enable the Company to attract and retain high caliber executive personnel, and (2) seek to align the financial interests of the Company's employees with those of its stockholders by relying heavily on long-term incentive compensation which is tied to performance.

         The primary components of executive compensation include base salary and long-term equity incentives in the form of stock options. As the Company has not yet generated any revenue from the sale of pharmaceutical products, the Company relies on long-term incentive compensation to motivate employees and retain cash for research projects. In determining the size of such stock options to individual executives, the Committee considers a number of factors, including the following: the level of an executive's job responsibilities; the executive's past performance; the size and frequency of grants by comparable companies; the executive's salary level; performance of the Company, as measured by the accomplishment of key business development and clinical milestones; the size of any prior grants; and achievement of designated milestones by the executive. The Committee assigns no specific weight to any of the foregoing, other than achievement of designated milestones by the executive, when making determinations as to the size of stock option grants.

         The Chief Executive Officer and the Chief Operating Officer are responsible for the development of the annual salary plan for executive officers other than themselves. The plan is based on industry and peer group comparisons and national surveys and on performance judgments as to the past and expected future contributions of the individuals. To maintain a competitive level of compensation, the Company targets base salary at the mid to upper percentiles of a comparative group composed of other biotechnology companies. Base salary may exceed this level as a result of individual performance. The Committee reviews the annual plan and makes recommendations for the Board of Directors, with any modifications it deems appropriate. The Committee believes it has established executive compensation levels which are competitive with companies in the industry taking into account individual experience, performance of both the Company and the individual, company size, location and stage of development.

Compensation of the Chief Executive Officer

         Mr. Mauzey's compensation was determined on the basis of his expertise and experience which include over 20 years of experience in the pharmaceutical industry. Compensation awarded to Mr. Mauzey in 1996 included base salary, a performance bonus based on the achievement of milestones (including, inter alia, maintaining the Company's cash burn rate from operations at budget, completion of a strategic plan, and filing a new investigational drug application with the U.S. Food and Drug Administration) and stock options. Mr. Mauzey (and the Company's Chief Operating Officer, Dr. Jere Goyan) has waived any increases in base cash compensation for 1996 (and 1995) and instead has elected to receive vested stock options.

         Effective January 1, 1994, the Internal Revenue Code does not permit corporations to deduct payment of certain compensation in excess of $1,000,000 to the chief executive officer and the four other most highly paid executive officers. All compensation paid to the Company's executive officers for 1996 will be fully deductible and the Committee anticipates that amounts paid as cash compensation will continue to be fully deductible because the amounts are expected to be less than the $1,000,000 threshold. Under certain circumstances, the executive officers may realize compensation upon the exercise of stock options granted under the Company's stock option plans which would not be deductible by the Company. The Company expects to take such action as is necessary to qualify its stock option plans as "performance-based compensation," which is not subject to the limitation, if and when the Committee determines that the effect of the limitation on deductibility warrants such action.

         Mark Novitch, M.D.
         Marilyn Breslow
         Robert N. Butler, M.D.
         Louis Fernandez, Ph.D.

Shareholder Return Performance Presentation

         Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareowner return on the Company's Common Stock to the cumulative total return of the NASDAQ CRSP Total Return Index for the NASDAQ Stock Market (U.S. Companies) (the "NASDAQ-US") and the NASDAQ Pharmaceutical Stocks Index (the "NASDAQ-Pharm") for the period commencing December 31, 1991 and ended December 31, 1996.

                     Alteon Inc. Relative Stock Performance


                31-Dec-91       31-Dec-92       31-Dec-93       31-Dec-94       31-Dec-95       31-Dec-96
Alteon Inc.        100.00           51.67           28.33           18.75           53.75           17.50
NASDAQ US          100.00          116.38          133.59          130.59          184.67          227.16
NASDAQ Pharm       100.00           83.22           74.17           55.83          102.13          102.24

Employment Agreements with Executive Officers

         James J. Mauzey entered into a three year employment agreement with the Company on February 28, 1994 which was amended on January 30, 1997 to extend the term of employment through January 30, 2000. Under the terms of the agreement, Mr. Mauzey serves as Chief Executive Officer and is currently entitled to an annual salary of $300,000, which is subject to annual review by the Board of Directors. Mr. Mauzey is also eligible, at the discretion of the Compensation Committee to receive a bonus of up to $50,000 and stock options for each year during the term of the agreement.

         Jere E. Goyan entered into a three year employment agreement with the Company on July 13, 1993, which was renewed on July 10, 1996 to extend the term of employment through July 13, 1998. Under the agreement, he is currently entitled to a salary of $262,500, which is subject to annual review by the Board of Directors. Dr. Goyan is also eligible, at the discretion of the Board of Directors, to receive a bonus of up to $50,000 for each of the fiscal years ending December 31, 1996 and 1997.

         Kenneth I. Moch entered into a three year employment agreement with the Company on February 27, 1995. Under the terms of the agreement, Mr. Moch is currently entitled to an annual salary of $165,000, which is subject to annual review by the Board of Directors.

         Kenneth Cartwright entered into an employment agreement with the Company on March 27, 1995, which was renewed on March 27, 1997 to extend the term of employment through March 27, 2000. Under the agreement, he is currently entitled to an annual salary of $194,922, which is subject to annual review by the Board of Directors. Dr. Cartwright is also eligible, at the discretion of the Board of Directors, to receive a bonus of up to $7,500 and a stock option for up to 15,000 shares of Common Stock for the calendar year ending December 31, 1997.

         Elizabeth A. O'Dell entered into a two year employment agreement with the Company as of October 21, 1995. Under the agreement she is currently entitled to an annual salary of $112,815, which is subject to annual review by the Board of Directors.

         Veronica Mallon entered into a two year employment agreement with the Company as of January 17, 1995, which was amended on January 17, 1997 to extend the term of employment through January 17, 2000. Under the amended agreement she is currently entitled to an annual salary of $102,000, which is subject to annual review by the Board of Directors. Ms. Mallon is also eligible, at the discretion of the Board of Directors, to receive a bonus of up to $5,000 and a stock option for up to 10,000 shares of Common Stock for the calendar year ending December 31, 1997.

         In addition to provisions in the above-described agreements requiring each individual to maintain the confidentiality of Company information and assign inventions to the Company, each of such executive officers has agreed that during the terms of their respective agreements and for one year thereafter, such person will not compete with the Company by engaging in any capacity in any business which is competitive with the business of the Company. Each of the above employment agreements provides that either party may terminate the agreement upon 30 days prior written notice, subject to certain salary continuation obligations of the Company if it terminates the agreements without cause (As to Mr. Mauzey, 18 months if terminated within the first 18 months of his employment and 12 months thereafter. As to Dr. Goyan, Mr. Moch, Dr. Cartwright, Ms. O'Dell and Dr. Mallon, 6 months).

         All employment agreements between the Company and its Vice Presidents provide that all unvested stock options held by such Vice Presidents will vest and become exercisable immediately in the event of a change in control of the Company.

Change in Control Severance Benefits Plan

         In February 1996, the Company adopted the Alteon Inc. Change in Control Severance Benefits Plan (the "Severance Plan"). The Severance Plan was adopted to protect and retain qualified employees and to encourage their full attention, free from distractions caused by personal uncertainties and risks in the event of a pending or threatened change in control of the Company. The Severance Plan provides for severance benefits to employees upon certain terminations of employment after or in connection with a change in control of the Company as defined in the Severance Plan. Following a qualifying termination which occurs as a result of a change in control, officers of the Company will be entitled to continuation of (i) their base salary for a period of twenty-four months, and
(ii) all benefit programs and plans providing for health and insurance benefits for a period of up to eighteen months. In addition, upon a change in control of the

Company all outstanding unexercisable stock options held by employees will become exercisable.

401(k) Plan

         In 1990, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($9,500 in 1996) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan does not require additional matching contributions to the Plan by the Company on behalf of participants in the Plan. Contributions by employees to the Plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in any of five investment options.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         There were, as of February 28, 1997, approximately 293 holders of record of the Company's Common Stock. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1997 (i) by each person who is known to the Company to own beneficially more than 5% of the Common Stock, and (ii) by each current director and Named Officer, including the nominees, and by all current directors and officers as a group.

                                                     Amount and Nature of      Percent of
Name of Beneficial Owner(1)                         Beneficial Ownership(1)     Class(2)
---------------------------                         -----------------------     --------
(i) Certain Beneficial Owners:

Amerindo Investment Advisors Inc.
   388 Market Street, Suite 950
   San Francisco, CA  94111 .......................       1,501,200               9.6%

Hoechst Marion Roussel, Inc.
   9300 Ward Parkway
   Kansas City, Missouri  64114 ...................         882,115               5.6%

Yamanouchi Pharmaceutical Co., Ltd.
   3-11, Nihonbashi-honcho 2-chrome
   Chuo-Ku, Tokyo 103 Japan .......................         784,665               5.0%

(ii) Current Directors and Named Officers:

James J. Mauzey ...................................         260,036(3)            1.6%
Jere E. Goyan .....................................         213,897(4)            1.3%
Marilyn G. Breslow ................................          44,802(5)              *
Robert N. Butler ..................................            0(6)                 *
Kenneth Cartwright ................................         210,934(7)            1.3%
Anthony Cerami ....................................         602,308(8)            3.8%
Alan J. Dalby .....................................          24,581(9)              *
Louis Fernandez ...................................          56,004(10)             *
Mark Novitch ......................................          27,404(11)             *
Kenneth I. Moch ...................................         115,820(12)             *
Elizabeth A. O'Dell................................          72,542(13)             *

All current directors and officers as
a group (12 persons) ..............................       1,694,934(14)           9.9%

----------
* Less than one percent.

(1) Except as discussed below, none of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property law, where applicable.

(2) Applicable percentage of ownership is based on 15,709,825 shares of Common Stock outstanding.

(3) Includes 260,036 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 424,964 shares of Common Stock granted to Mr. Mauzey.

(4) Includes 213,297 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 243,307 shares of Common Stock granted to Dr. Goyan.

(5) Includes 44,802 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 22,398 shares of Common Stock granted to Ms. Breslow.

(6) Does not include an option to purchase 11,200 shares of Common Stock granted to Dr. Butler.

(7) Includes 180,934 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 49,667 shares of Common Stock granted to Dr. Cartwright.

(8) Includes 268,366 Shares of Common Stock and 333,942 Shares of Common Stock issuable to Dr. Cerami upon the exercise of options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 83,118 Shares of Common Stock granted to Dr. Cerami. Dr. Cerami and Dr. Helen Vlassara are husband and wife, but no longer live together and an action for divorce has been commenced. Does not include 33,600 Shares of Common Stock held by Dr. Vlassara, 67,200 Shares of Common Stock issuable to Dr. Vlassara upon the exercise of options which were exercisable as of February 28, 1997, and 236,500 Shares of Common Stock held by an irrevocable trust of which Dr. Cerami is the settlor and Dr. Vlassara is a co-trustee and beneficiary.

(9) Includes 24,581 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or will become exercisable with 60 days after February 28, 1997. Does not include options to purchase 15,550 shares of Common Stock granted to Mr. Dalby.

(10) Includes 56,004 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 11,196 shares of Common Stock granted to Dr. Fernandez.

(11) Includes 22,404 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 11,196 shares of Common Stock granted to Dr. Novitch.

(12) Includes 115,820 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 64,180 shares of Common Stock granted to Mr. Moch.

(13) Includes 70,542 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997 and 2,000 shares of Common Stock held by Ms. O'Dell's husband. Does not include options to purchase 34,458 shares of Common Stock granted to Ms. O'Dell.

(14) Includes 1,388,968 shares of Common Stock subject to options which were exercisable as of February 28, 1997 or which will become exercisable within 60 days after February 28, 1997. Does not include options to purchase 1,039,388 shares of Common Stock granted to the officers and directors.

Item 13. Certain Relationships and Related Transactions.

Equity Transactions and Strategic Alliances

         In July 1989, Alteon and Yamanouchi Pharmaceutical Co. Ltd. ("Yamanouchi") entered into a series of transactions pursuant to which the parties formed a strategic alliance to develop and commercialize Alteon's diabetes-related technology. Under this arrangement, the parties agreed to collaborate on further research and development, Yamanouchi acquired an equity interest in Alteon and Alteon granted to Yamanouchi an exclusive license to commercialize Alteon's technology in Japan, South Korea, Taiwan and The People's Republic of China. Under the strategic alliance with Yamanouchi, Yamanouchi paid on Alteon's behalf $211,000 in 1996. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         In December 1990, Alteon and Marion Merrell Dow, Inc., which was subsequently acquired by an affiliate of Hoechst AG and renamed Hoechst Marion Roussel, Inc. ("HMRI"), formed a strategic alliance to develop and commercialize certain Alteon technology for therapeutics in the areas of diabetic and aging complications. The arrangements included HMRI's acquisition of an equity interest in Alteon, a research and development collaboration to conduct clinical trials jointly, including those on pimagedine, an agreement for the joint promotion and sale in North America of drugs developed pursuant to the collaboration and a manufacturing and supply arrangement. Under the alliance with HMRI, Alteon was reimbursed $1,015,000 in 1996. In 1996, the parties ended their collaboration as a result of HMRI's continuing prioritization of its new product pipeline, and the Company regained all rights granted to HMRI. See "Item
12. Security Ownership of Certain Beneficial Owners and Management."

Consulting Agreements

         The Company has entered into consulting arrangements with key consultants and members of its Scientific Advisory Board who advise the Company about present and long-term scientific planning, research and development. In September 1991, the Company entered into a four-year consulting agreement with Dr. Anthony Cerami. Under this consulting agreement and the consulting arrangement which has continued following the agreement's expiration, Dr. Cerami is paid $100,000 per year to serve as Chairman of the Scientific Advisory Board and perform general advisory and consulting services.

         The Company is currently negotiating the terms of a three-year research agreement with Cerami Consulting Corporation, pursuant to which Cerami Consulting Corporation will conduct, and supervise third parties' participation in, research and development of the Company's A.G.E. breaker technology and may provide consulting services to the Company. Carla Cerami, daughter of Dr. Anthony Cerami, who is a director of the Company, is the sole shareholder of Cerami Consulting Corporation. It is anticipated that Dr. Anthony Cerami will provide services to the Company under such agreement as an employee of Cerami Consulting Corporation. The financial terms of such agreement have not yet been determined.

Academic Research Agreement

         In September 1991, the Company entered into an agreement with The Picower Institute for Medical Research (The "Picower Institute"), a not-for-profit biomedical science institution of which Dr. Cerami was President, pursuant to which the Company agreed to provide funding in support of new research. During 1994, 1995 and 1996, Alteon provided funding of $1,241,000, $1,109,000 and $1,006,000 respectively. Effective November 30, 1996, the Company terminated its funding of further research at The Picower Institute because of Dr. Cerami's retirement from the Picower Institute.

Registration Rights

         In December 1990, the Company, HMRI, Yamanouchi, the holders of each of the common shares underlying certain Preferred Stock and certain holders of the Common Stock, including Dr. Cerami, entered into an Amended and Restated Registration and Right of First Offer Agreement (the "Rights Agreement") pursuant to which the Company granted certain registration rights and rights of first offer to certain stockholders. The Rights Agreement terminated March 1, 1997.

Indebtedness of Management

         In July 1993 the Company lent $200,000 to Jere E. Goyan at an interest rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by Dr. Goyan. In July 1996 the terms of the loan were amended so that interest will stop accruing as of July 1998 and the principal and interest shall be paid in equal installments in July, 1998, 1999 and 2000. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of March 1, 1997 the entire loan amount of $265,451, including accrued interest, remained outstanding.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 1997.


                                    Alteon Inc.


                                    By: /s/ James J. Mauzey
                                    ------------------------------
                                    James J. Mauzey
                                    Chairman of the Board and
                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                       Title                                             Date
    ---------                       -----                                             ----
/s/ James J. Mauzey          Chairman of the Board,                              April 29, 1997
------------------------
James J. Mauzey              Chief Executive Officer
                             and Director (principal executive officer)

/s/ Jere E. Goyan            President, Chief Operating Officer and Director     April 29, 1997
------------------------
Jere E. Goyan


/s/ Kenneth I. Moch          Senior Vice President, Finance and Business         April 29, 1997
------------------------
Kenneth I. Moch              Development, and Chief Financial Officer
                             (principal financial officer)

/s/ Elizabeth A. O'Dell      Vice President, Finance and Administration,         April 29, 1997
------------------------
Elizabeth A. O'Dell          Treasurer, and Secretary (principal accounting
                             officer)

------------------------     Director                                            April __, 1997
Anthony Cerami


/s/ Marilyn G. Breslow       Director                                            April 29, 1997
------------------------
Marilyn G. Breslow


/s/ Mark Novitch             Director                                            April 23, 1997
------------------------
Mark Novitch


/s/ Louis Fernandez          Director                                            April 22, 1997
------------------------
Louis Fernandez


/s/ Alan J. Dalby            Director                                            April 29, 1997
------------------------
Alan J. Dalby


/s/ Robert N. Butler         Director                                            April 29, 1997
------------------------
Robert N. Butler