Form 10-Q
period 1997-03-31
ALTEON INC /DE
filed 1997-05-14
CIK 878903

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For Quarter Ended:            March 31,  1997


Commission File Number:       0-19529



                             Alteon Inc.
_________________________________________________________________
         (Exact name of registrant as specified in its charter)


     Delaware                                   13-3304550
_________________________________________________________________
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              identification No.)


     170 Williams Drive, Ramsey, New Jersey     07446
_________________________________________________________________
     (Address of principal executive offices)  (Zip Code)

                           (201) 934-5000
_________________________________________________________________
     (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES:  *     NO:
    _____      _____

On April 18, 1997, 15,710,825 shares of Registrant's Common Stock were outstanding.

                      Alteon Inc.

                         Index




PART I.  FINANCIAL INFORMATION                            Page


    Item 1. - Financial Statements:

       Balance sheets as of December 31, 1996
       and March 31, 1997. . . . . . . . . . . . . . . . . 3

       Statements of operations for the three months
       ended March 31, 1996 and 1997 . . . . . . . . . . . 4

       Statements of cash flows for the three months
       ended March 31, 1996 and 1997 . . . . . . . . . . . 5

       Notes to financial statements . . . . . . . . . . . 6

    Item 2. - Management's Discussion and
    Analysis of Financial Condition and
    Results of Operations. . . . . . . . . . . . . . . . . 7


PART II.  OTHER INFORMATION

    Item 2. - Changes in Securities. . . . . . . . . . . . 9
    Item 6. - Exhibits and Reports on Form 8-K . . . . . . 9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .10

                          Alteon Inc.

                        BALANCE  SHEETS
                           (Unaudited)

                                           December 31,        March 31,
                                              1996               1997

                        ASSETS

Current Assets:

  Cash and cash equivalents..............  $31,497,633       $25,595,207
  Short-term investments.................    3,001,890         1,944,200
  Other current Assets...................      649,169           406,719

     Total current assets................   35,148,692        27,946,126

  Property and equipment, net............    3,999,530         3,804,167
  Deposits and other assets..............      266,971           268,743
  Restricted cash........................      723,800           723,800

     Total assets........................  $40,138,993       $32,742,836

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable.......................  $ 1,853,400       $ 1,135,401
  Accrued expenses.......................    6,447,521         5,613,099
  Obligations under capital leases.......      305,321           311,175

     Total current liabilities...........    8,606,242         7,059,675

  Obligations under capital leases.......      161,577            81,554

Stockholders' Equity:

  Preferred stock, $.01 par value;
     1,998,329 shares authorized,
     none issued.........................        -                 -

  Common stock, $.01 par value;
     30,000,000 shares authorized and
     15,702,825 and 15,710,825 shares
     issued and outstanding..............      157,028           157,108

  Additional paid-in capital.............   84,018,146        84,029,784

  Accumulated deficit ...................  (52,800,283)      (58,577,861)


  Unrealized losses on short-term
     investments.........................       (3,717)           (7,424)


     Total stockholders' equity..........   31,371,174        25,601,607

  Total liabilities and
     stockholders' equity................  $40,138,993       $32,742,836

        See accompanying notes to financial statements

                                Alteon Inc.

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                            For the Three Months Ended
                                                     March 31,
                                            __________________________
                                                1996            1997
                                            __________      __________

  Revenues:


  Investment income..................        $608,241         $443,969


Expenses:

  Research and development...........       2,172,700        5,256,150

  General and administrative.........         849,860          956,972

  Interest...........................          13,995            8,425
                                            _________      ___________

     Total expenses..................       3,036,555        6,221,547
                                          ____________   _____________

Net loss.............................     ($2,428,314)     ($5,777,578)
                                          ____________   _____________
                                          ____________   _____________

Net loss per share...................          ($0.16)          ($0.37)
                                          ____________   ______________

Weighted average common shares
and common equivalent
shares outstanding...................      15,519,638       15,708,158



              See accompanying notes to financial statements

                                 Alteon Inc.

                         STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   For the Three Months Ended
                                                             March 31,
                                                   ____________________________
                                                        1996          1997
                                                   _____________    ___________


Cash Flows from Operating Activities:
  Net loss...................................       $( 2,428,314)  $( 5,777,578)

  Adjustments to reconcile net loss to
   net cash used in operating activities:

    Depreciation and amortization............            212,909        195,362
    Amortization of deferred compensation....             ----            4,794

    Changes in operating assets
     and liabilities:

     Receivables from corporate partner......            232,597          ----
     Other current assets....................           (336,543)       242,450
     Other assets............................              2,835         (1,772)

     Accounts payable and accrued expenses...           (203,023)    (1,552,421)

     Net cash used in operating activities...         (2,519,539)    (6,889,165)

Cash Flows from Investing Activities:

  Capital expenditures.......................            (98,462)        ----

  Purchases of marketable securities.........        (29,084,340)   (37,412,000)

  Sales and maturities of
     marketable securities...................         31,665,166     38,465,983

      Net cash provided by investing
          activities.........................          2,482,364      1,053,983


Cash Flows from Financing Activities:

  Proceeds from issuance of common stock  ...            276,625          6,925

  Principal payments under capital
     lease obligations.......................            (68,601)       (74,169)

      Net cash (used in) provided by
       financing activities..................            208,024        (67,244)

Net (decrease)/increase in cash and cash
      equivalents............................            170,849     (5,902,426)

Cash and cash equivalents,
 beginning of period.........................            980,010     31,497,633

Cash and cash equivalents, end of period.....         $1,150,859    $25,595,207

Supplemental disclosures of
 cash flow information:
   Cash paid for interest....................         $   13,995    $     8,425


             See accompanying notes to financial statements

                                 Alteon Inc.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1. Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Cash, Cash Equivalents and Short-Term Investments - Cash and cash equivalents include highly liquid investments which have a maturity of less than ninety days. Short-term investments are recorded at fair market value. As of March 31, 1997, short-term investments were invested in debt instruments of the U.S. Government, government agencies and financial institutions and corporations with strong credit ratings.

At March 31, 1997, $1,944,200 of the Company's short term investments are classified as available for sale. A net unrealized loss of $7,424 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at March 31, 1997.

3. Net Loss Per Share - Net loss per share is calculated using the weighted average number of common shares and common stock equivalents, as applicable, outstanding during the period. In 1996 and 1997 common stock equivalents are excluded from the computation of loss per share since their inclusion would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its year ended December 31, 1997.

4. Events Concerning Collaborative Partners - In December 1990, the Company and Marion Merrell Dow, Inc., which was subsequently acquired by an affiliate of Hoechst AG and renamed Hoechst Marion Roussel, Inc. ("HMRI"), formed a strategic alliance to develop and commercialize the Company's A.G.E. technology for therapeutics in the areas of diabetic and aging complications. The arrangements included a research and development collaboration to conduct clinical trials jointly, including funding by HMRI of trials on pimagedine, an agreement for the joint promotion and sale in the United States, Canada and Western Europe of drugs developed pursuant to the collaboration, and a manufacturing and supply agreement. In 1996, HMRI ended the collaboration as a result of HMRI's continuing prioritization of its new product pipeline, and the Company regained all rights granted to HMRI covering the Company's technology. As a result of the termination of the strategic alliance with HMRI, the Company has assumed full responsibility for the continuation of clinical trials which has been funded by HMRI. The estimated costs of the clinical trials are $1.4 million per month. The Company and HMRI are negotiating various open issues arising from the termination of their collaboration. This includes the rights of the parties under certain patents and amounts which may be payable by the Company to HMRI and by HMRI to the Company. HMRI has invoiced the Company certain amounts which the Company believes are without merit.

    5. Other Related Party Transactions - In 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate, adjusted quarterly, for the purpose of purchasing a home. The principal amount of the loan together with the interest is included in deposits and other assets. The loan and related interest are payable at the end of five years or upon termination of employment. The loan and accrued interest balance is $267,000 as of March 31, 1997.

    In 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by the officer. In July 1996, the terms of the loan were amended so that interest will stop accruing as of July 1998 and the principal and interest shall be paid in equal installments in July, 1998, 1999 and 2000. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of March 31, 1997, the entire loan amount of $267,000 including accrued interest, remained outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred a cumulative net loss of $58,578,000 as of March 31, 1997, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

     Alteon has financed its operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, private placements of preferred equity securities (including the sale of $5,000,000 of its 6% Cumulative Convertible Preferred Stock in April 1997), revenue from its collaborations with Hoechst Marion Roussel, Inc. ("HMRI") and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), reimbursement of certain of Alteon's research and development expenses by its collaborative partners, and investment income earned on cash balances and short-term investments.

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

     Although the Company anticipates increased expenditures in research and development expenses as it develops products and extends its clinical trials, a portion of such development expenses is expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop including a second generation A.G.E.-formation inhibitor and a macrophage stimulator. Gamida for Life ("Gamida") conducted, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels which was completed in April 1997. Yamanouchi does not fund Alteon's research or early product development expenses.

     The Company's business is subject to significant risks including, but not limited to, (i) its ability to obtain funding, (ii) the risks inherent in its research and development efforts, including clinical trials, (iii) uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, (iv) the lengthy, expensive and uncertain process of seeking regulatory approvals, (v) uncertainties regarding government reforms and of product pricing and reimbursement levels, (vi) technological change and competition, (vii) manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

Results of Operations

     Three Months Ended March 31, 1997 and 1996

     Total revenues for the three months ended March 31, 1997, and the three months ended March 31, 1996, were $444,000 and $608,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 27.0% decrease in investment income was attributed to the decrease in cash, cash equivalents and short-term investment balances.

     The Company's total expenses increased to $6,222,000 for the three months ended March 31, 1997, from $3,037,000 for the three months ended March 31, 1996, and consisted primarily of research and development expenses. Research and development expenses were $5,256,000 for the three months ended March 31, 1997, and $2,173,000 for the three months ended March 31, 1996, a 141.9% increase. This increase was primarily due to the Company's assumption of the ACTION trial costs as a result of the termination of the Company's collaborative agreements with HMRI on August 10, 1996.

     General and administrative expenses increased to $957,000 for the three months ended March 31, 1997 from $850,000 for the three months ended March 31, 1996, a 12.6% increase. This increase is due primarily to increased legal expenses.

     The Company's net loss increased to $5,778,000 for the three months ended March 31, 1997, from $2,428,000 in the same period in 1996, an increase of 137.9%, as a result of increased research and development expenses, general and administrative expenses and decreased investment income.

Liquidity and Capital Resources

     Alteon had cash, cash equivalents and short-term investments at March 31, 1997 of $27,539,000 compared to $34,500,000 at December 31,
1996. This is a decrease in cash, cash equivalents and short-term investments for the three months ended March 31, 1997, of $6,961,000. This consisted of $6,889,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses. In addition, the Company incurred $68,000 of financing activities primarily related to capital lease obligations and $4,000 of unrealized losses. As of March 31, 1997, Alteon had invested $7,507,000 in capital equipment and leasehold improvements, of which a cumulative $1,375,000 had been funded through capital leases.

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

     However, as described above, the Company and one of its collaborative partners, HMRI, have terminated their collaboration. In addition to the reimbursement of certain of the Company's research and development expenses, HMRI had also incurred the significant portion of the expenses of the Company's clinical trials. The estimated costs of the clinical trials, which is now the responsibility of the Company, is estimated to be $1.4 million per month.

     Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations into the first quarter of 1998. The Company completed the sale of $5,000,000 of its 6% Cumulative Convertible Preferred Stock in April 1997 and is in discussion with potential private purchasers of its debt or equity securities to provide additional financing. There can be no assurance that such additional financing can be obtained.

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

     Because of the Company's long-term capital requirements, it may seek access to the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail significantly one or more it its research or development programs or obtain funds through arrangements with collaborative partners or others. This may require the Company to relinquish rights to certain of its technologies or product candidates.

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

                            Part II

Item 2.  Changes in Securities

b) The Preferred Stock Investment Agreement, pursuant to which Alteon sold $5,000,000 of its 6% Cumulative Convertible Preferred Stock in April 1997 provides that so long as over 20% of such Preferred Stock is outstanding, Alteon shall not declare, nor pay any dividends or make any distributions to any holder of its Common Stock.

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits

            Exhibit
               No.                Description of Exhibit

               3.1  Restated Certificate of Incorporation.
                    (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

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

               3.3 By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 22, 1996).

               3.4  Certificate of Designations of 6% Cumulative
                    Convertible Preferred Stock for Alteon Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 9,
                    1997).

               4.1 Stockholders' Rights Agreement dated as of July 27, 1995, between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 1995).

               4.2 Registration Rights Agreement dated as of Apri 24, 1997 between Alteon Inc. and the investors named on the signature page thereof (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

               4.3 Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9, 1997).

               4.4 Form of Common Stock Purchase Delisting Warrant (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 9,
                    1997).

               4.5 Amendment to Stockholders' Rights Agreement between Alteon Inc. and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit
                    4.4 to the Company's Current Report on Form 8-K filed on May 9, 1997).


               10.1 Letter Agreement dated January 17, 1997 between the
                    Company and Veronica Mallon amending Employment Agreement dated January 17, 1995. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1996).

               10.2 Letter Agreement dated January 29, 1997 between the
                    Company and Kenneth Cartwright amending Employment Agreement dated March 27, 1995. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1996).

               10.3 Letter Agreement dated January 29, 1997 between the
                    Company and Elizabeth A. O'Dell amending Employment Agreement dated October 21, 1995. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1996).

               10.4 Letter Agreement dated January 30, 1997 between the
                    Company and James M. Mauzey amending Employment Agreement dated February 28, 1994. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1996).

               10.5 Letter Agreement dated March 27, 1997 between the
                    Company and Kenneth Cartwright amending Employment Agreement dated March 27, 1995, as amended. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

               10.6 Preferred Stock Investment Agreement dated as of
                    April 24, 1997 between Alteon Inc. and the investors named on the signature page thereof (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

               27   Financial Data Schedule


b)  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 1997



                                   Alteon Inc.




                                           /s/James J. Mauzey
                                       _____________________________
                                  By:  James J. Mauzey
                                       Chairman of the Board,
                                       Chief Executive Officer and
                                       Director
                                       (principal executive officer)



                                           /s/Kenneth I. Moch
                                       _____________________________
                                  By:  Kenneth I. Moch
                                       Senior Vice President,
                                       Finance and Business
                                         Development
                                       and Chief Financial Officer
                                       (principal financial officer)