Form 10-Q
period 1997-06-30
ALTEON INC /DE
filed 1997-08-13
CIK 878903

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For Quarter Ended            June 30, 1997
                  _______________________________________________


Commission File Number       0-19529
                      ___________________________________________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES: *    NO:
                                         ____      ____

On July 31, 1997, 15,712,825 shares of Registrant's Common Stock were outstanding.

                             Alteon Inc.

                                Index




PART I.  FINANCIAL INFORMATION                               Page
______________________________                               ____

     Item 1. - Financial Statements:

          Balance sheets as of December 31, 1996
          and June 30, 1997.....................................3

          Statements of operations for the three and six
          months ended June 30, 1996 and 1997...................4

          Statements of cash flows for the six months ended
          June 30, 1996 and 1997................................5

          Notes to financial statements.........................6

     Item 2. - Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations......................................8


PART II.  OTHER INFORMATION
___________________________

     Item 2. - Changes in Securities...........................11

     Item 4. - Submission of Matters to a Vote
               of Security-Holders.............................12

     Item 6. - Exhibits and Reports on Form 8-K................14


SIGNATURES.....................................................16
__________

                            Alteon Inc.

                          BALANCE SHEETS
                            (Unaudited)


                                    December 31,       June 30,
                                        1996             1997
                                    ____________     ____________


                             ASSETS

Current Assets:

 Cash and cash equivalents.......... $31,497,633     $17,934,209
 Short-term investments.............   3,001,890       7,669,536
 Other current assets...............     649,169         493,905
                                     ___________     ___________
  Total current assets..............  35,148,692      26,097,650

Property and equipment, net.........   3,999,530       3,613,857
Deposits and other assets...........     266,971         274,448
Restricted cash.....................     723,800         723,800
                                     ___________     ___________
  Total assets...................... $40,138,993     $30,709,755
                                     ===========     ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Accounts Payable................... $ 1,853,400     $ 1,250,099
 Accrued expenses...................   6,447,521       5,062,477
 Obligations under capital leases...     305,321         317,141
                                     ___________     ___________
  Total current liabilities.........   8,606,242       6,629,717
                                     ___________     ___________
 Obligations under capital leases...     161,577               0
                                     ___________     ___________

Stockholders' Equity:

 Preferred stock, $.01 par value;
  1,998,329 shares authorized,
  and 0 and 5,000 shares issued
  and outstanding, (liquidation
  preference $5,055,068)............           0              50

 Common stock, $.01 par value;
  30,000,000 shares authorized
  and 15,702,825 and 15,712,825
  shares issued and outstanding.....     157,028         157,128

 Additional paid-in capital.........  84,018,146      89,219,003

  Accumulated deficit............... (52,800,283)    (65,297,528)

  Unrealized (losses)/gains on
   short-term investments...........      (3,717)          1,385
                                    ____________     ___________
   Total stockholders' equity.......  31,371,174      24,080,038
                                    ____________     ___________
  Total liabilities and
   stockholders' equity............. $40,138,993     $30,709,755
                                    ============    ============


           See accompanying notes to financial statements

                            Alteon Inc.

                     STATEMENTS OF OPERATIONS
                            (Unaudited)


                       For the Three Months Ended     For the Six Months Ended
                                June 30,                      June 30,
                      __________________________     ________________________
                          1996          1997            1996         1997
                      ___________    ___________     __________   ___________

Revenues:

 Investment income ...   $577,087      $408,828      $1,185,329       $852,797

Expenses:

 Research and
  development.........  2,382,344     5,857,512       4,555,043     11,113,662
 General and
  administrative......    888,753       903,628       1,738,614      1,860,600
 Interest.............     12,388         7,004          26,384         15,429
                       ___________   ___________     ___________   ___________
   Total expenses.....  3,283,485     6,768,144       6,320,041     12,989,691
                       ___________   ___________     ___________   ___________
   Net loss before
    preferred stock
    dividends.........$(2,706,398)  $(6,359,316)    $(5,134,712)  $(12,136,894)
                       ___________   ___________     ___________  ____________
 Preferred stock
  dividends...........          0       360,351               0        360,351
                       ___________   ___________     ___________  ____________
   Net loss...........$(2,706,398)  $(6,719,667)    $(5,134,712)  $(12,497,245)
                       ===========  ============    ============  ============

Net loss per share
 to common
 stockholders.........     $(0.17)       $(0.43)         $(0.33)       $(0.80)
                       ===========  ============     ===========  ============
Weighted average common
 shares and common
 equivalent shares
 outstanding.......... 15,663,576    15,712,492      15,591,607     15,710,325
                       ===========  ============     ===========  ============



                     See accompanying notes to financial statements

                              Alteon Inc.

                        STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                     For the Six Months Ended
                                              June 30,
                                 _______________________________
                                     1996              1997
                                 _____________     _____________

Cash Flows from Operating
 Activities:
 Net loss......................   $(5,134,712)      $(12,497,245)

 Adjustments to reconcile
  net loss to net cash used
  in operating activities:

  Depreciation and
   amortization................       396,934            385,673
  Amortization of deferred
   compensation................             0             17,622
  Accrued preferred stock
   dividends...................             0            360,351

  Changes in operating assets
   and liabilities:
   Receivables from corporate
    partner....................        76,958                  0
   Other current assets........      (168,898)           155,264
   Other assets................        (2,264)            (7,477)
   Accounts payable and accrued
    expenses...................       722,772         (1,988,345)
                                  ___________        ___________

   Net cash used in operating
    activities.................    (4,109,210)       (13,574,157)
                                  ___________        ___________

Cash Flows from Investing Activities:
 Capital expenditures..........      (164,356)                 0
 Purchases of marketable
  securities...................   (45,034,430)       (65,501,645)
 Sales and maturities of
  marketable securities........    49,663,946         60,839,101
 Restricted cash...............             0                  0
                                  ___________        ___________
   Net cash provided by
   (used in) investing
    activities.................     4,465,160         (4,662,544)
                                  ___________        ___________

Cash Flows from Financing
 Activities:
 Proceeds from issuance of
  common stock.................       352,971              8,705
 Proceeds from issuance of
  preferred stock..............             0          4,814,329
 Principal payments under
  capital lease obligations....      (138,808)          (149,757)
 Proceeds from sales-leaseback
  financing....................       254,975                 0
                                 ____________        ___________

    Net cash provided by
     financing activities......       469,138          4,673,277
                                 ____________        ___________

Net increase/(decrease) in cash
 and cash equivalents...........      825,088        (13,563,424)
Cash and cash equivalents,
 beginning of period............      980,010         31,497,633
                                 ____________        ___________

Cash and cash equivalents,
 end of period..................   $1,805,098        $17,934,209
                                 ============       ============


Supplemental disclosures of
 cash flow information:
   Cash paid for interest.......      $26,384            $15,429
                                 ============       ============



           See accompanying notes to financial statements

                            Alteon Inc.

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

1. Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Cash and Cash Equivalents and Short-term Investments - Cash and cash equivalents include highly liquid investments which have a maturity of less than ninety days. Short-term investments are recorded at fair market value. As of June 30, 1997, short-term investments were invested in debt instruments of the U.S. Government, government agencies and financial institutions and corporations with strong credit ratings.

     At June 30, 1997, $7,669,536 of the Company's short term investments are classified as available for sale. A net unrealized gain of $1,385 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at June 30, 1997.

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

4. Events Concerning Collaborative Partners - In December 1990, the Company and Marion Merrell Dow, Inc., which was subsequently acquired by an affiliate of Hoechst AG and renamed Hoechst Marion Roussel, Inc. ("HMRI"), formed a strategic alliance to develop and commercialize the Company's A.G.E. technology for therapeutics in the areas of diabetic and aging complications. The arrangements included a research and development collaboration to conduct clinical trials jointly, including funding by HMRI of trials on pimagedine, an agreement for the joint promotion and sale in the United States, Canada and Western Europe of drugs developed pursuant to the collaboration, and a manufacturing and supply agreement. In 1996, HMRI ended the collaboration as a result of HMRI's continuing prioritization of its new product pipeline, and the Company regained all rights granted to HMRI covering the Company's technology. As a result of the termination of the strategic alliance with HMRI, the Company has assumed full responsibility for the continuation of clinical trials which has been funded by HMRI. The estimated costs of the clinical trials are $1.4 million per month. The Company and HMRI are negotiating various open issues arising from the termination of their collaboration. This includes the rights of the parties under certain patents and amounts which may be payable by the Company to HMRI and by HMRI to the Company. HMRI has invoiced the Company $2,611,975 which in the Company's opinion is without merit. The Company believes the ultimate resolution of this matter will not have a material adverse effect
o the Company's financial position, results of operations or cash flows.

5. 1997 Preferred Stock Transaction - On April 24, 1997, the Company raised $4.8 million net of offering costs, through the issuance of 5,000 shares of its $0.01 par value, 6% Cumulative Convertible Preferred Stock ("Preferred Stock"). In connection with this issuance, the Company issued to the purchasers, warrants to purchase 50,000 shares of its Common Stock at an exercise price of $4.025 per share. The Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends and certain default payments as defined. Each share of Preferred Stock is convertible at any time into shares of the Company's Common Stock determined by the liquidation preference divided by the conversion price, which price is based on a discount to the average low trading price of the Common Stock, as defined, which goes up to 14.5% of the average low trading price after 180 days of issuance. In the event of a change in control, as defined, the Preferred Stock will be convertible into the Company's Common Stock using a conversion price which is 83% of the lowest of the daily low trading price of the Common Stock during the ten days immediately preceding the date of conversion.

     Holders of the Preferred Stock have no voting rights; however, certain significant issues, as defined, require the majority vote of the outstanding Preferred Stock holders. Also, under certain conditions, the Company may require conversion of the Preferred Stock. Simultaneous with the issuance of the Preferred Stock, the Company entered into a registration rights agreement which imposes penalties on the Company for failure to keep the underlying shares registered for resale by the holders. Non-compliance will require Company to redeem the Preferred Stock (or Common Stock issued upon conversion) at a price equal to 130% of the liquidation preference or the average low trading price in the case of Common Stock. It also provides that if the Company's Common Stock is delisted from the Nasdaq National Market and the Company does not redeem the then outstanding Preferred Stock, the holders may exercise warrants (delisting warrants) to purchase an aggregate of one million shares of Common Stock at an exercise price of $0.10 per share. In addition, a 3% monthly default payment would be required.

     The discount, as discussed above, associated with the most beneficial conversion rate to the holders, 14.5%, is approximately $848,000, which amount is being amortized over the 180 day initial conversion period. For the period ended June 30, 1997, the Company has recorded Preferred Stockholder Dividends of $360,351 representing the amortization of the conversion discount and the 6% preferred dividends.

6. Other Related Party Transactions - In 1993 a Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by the officer. In July 1996, the terms of the loan were amended so that interest will stop accruing as of July 1998 and the principal and interest shall be paid in equal installments in July, 1998, 1999 and 2000. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of June 30, 1997, the entire loan amount of $273,000 including accrued interest, remained outstanding.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

     Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred a cumulative net loss of $65,297,528 as of June 30, 1997, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

     Alteon has financed its operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, private placements of preferred equity securities (including the sale of its 6% Cumulative Convertible Preferred Stock in April 1997), revenue from its collaborations with Hoechst Marion Roussel, Inc. ("HMRI") and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), reimbursement of certain of Alteon's research and development expenses by its collaborative partners, and investment income earned on cash balances and short-term investments.

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

     Although the Company anticipates increased expenditures in research and development expenses as it develops products and extends its clinical trials, a portion of such development expenses is expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop including a second generation A.G.E.-formation inhibitor and a macrophage stimulator. Gamida for Life ('Gamida') conducted, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels, which was completed in April 1997. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses.

     The Company's business is subject to significant risks including, but not limited to, (i) its ability to obtain funding,
(ii) the risks inherent in its research and development efforts, including clinical trials, (iii) uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, (iv) the lengthy, expensive and uncertain process of seeking regulatory approvals, (v) uncertainties regarding government reforms and of product pricing and reimbursement levels, (vi) technological change and competition,
(vii) manufacturing uncertainties, and (viii) dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

Results of Operations

     Three Months Ended June 30, 1997 and 1996

     Total revenues for the three months ended June 30, 1997, and the three months ended June 30, 1996, were $409,000 and $577,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 29.1% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investments.

     The Company's total expenses increased to $6,768,000 for the three months ended June 30, 1997, from $3,283,000 for the three months ended June 30, 1996, and consisted primarily of research and development expenses. Research and development expenses were $5,858,000 for the three months ended June 30, 1997, and $2,382,000 for the three months ended June 30, 1996, a 145.9% increase. This increase was primarily due to the Company's assumption of the ACTION trial costs as a result of the termination of the Company's collaborative agreements with HMRI on August 10, 1996.

     General and administrative expenses increased to $904,000 for the three months ended June 30, 1997, from $889,000 for the three months ended June 30, 1996, a 1.7% increase. This increase is due primarily to an increase in lease expenses related to additional sales-leaseback transactions and increased facility allocated expenses.

     The Company's net loss increased to $6,720,000 for the three months ended June 30, 1997, from $2,706,000 in the same period in 1996, an increase of 148.3%, as a result of increased research and development expenses, general and administrative expenses, preferred stock dividend and expenses related to the sale of its 6% Cumulative Convertible Preferred Stock in April 1997 and decreased investment income.

     Six Months Ended June 30, 1997 and 1996

     Total revenues for the six months ended June 30, 1997, and the six months ended June 30, 1996, were $853,000 and $1,185,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 28.0% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investment balances.

     The Company's total expenses increased to $12,990,000 for the six months ended June 30, 1997, from $6,320,000 for the six months ended June 30, 1996, and consisted primarily of research and development expenses. Research and development expenses were $11,114,000 for the six months ended June 30, 1997, and $4,555,000 for the six months ended June 30, 1996, a 144.0% increase. This increase was primarily due to the Company's assumption of the ACTION trial costs as a result of the termination of the Company's collaborative agreements with HMRI on August 10, 1996.

     General and administrative expenses increased to $1,861,000 for the six months ended June 30, 1997, from $1,739,000 for the six months ended June 30, 1996, a 7.0% increase. This increase is due primarily to an increase in lease expenses related to additional sales-leaseback transactions, facility allocated expenses, patent expenses and insurance expenses which were offset by decreased investor relations expenses.

     The Company's net loss increased to $12,497,000 for the six months ended June 30, 1997, from $5,135,000 in the same period in 1996, an increase of 143.4%, as a result of increased research and development expenses, general administrative expenses, and preferred dividend expenses related to the sale of its 6% Cumulative Convertible Preferred Stock in April 1997 and decreased investment income.

Liquidity and Capital Resources

     Alteon had cash and cash equivalents and short-term investments at June 30, 1997 of $25,604,000 compared to $34,500,000 at December 31, 1996. This is a decrease in cash and cash equivalents and short-term investments for the six months ended June 30, 1997, of $8,896,000. This consisted of $13,574,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses, offset by $4,673,000 of financing activities primarily related to the sale of its 6% Cumulative Convertible Preferred Stock and $5,000 of unrealized gains. As of June 30, 1997, Alteon had invested $7,473,000 in capital equipment and leasehold improvements, of which a cumulative $1,347,000 had been funded through capital leases.

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

     Alteon anticipates that its existing available cash and cash equivalents and short-term investments, will be adequate to satisfy its working capital requirements for its current and planned operations into the first quarter of 1998. The Company completed the sale of its 6% Cumulative Convertible Preferred Stock in April 1997 and is in discussion with potential private purchasers of its debt or equity securities to provide additional financing. There can be no assurance that such additional financing can be obtained.

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

                             Part II

Item 2.  Changes in Securities

     b) The Preferred Stock Investment Agreement, pursuant to which Alteon sold 5,000 shares of its 6% Cumulative Convertible Preferred Stock in April 1997, provides that so long as over 20% of such Preferred Stock is outstanding, Alteon shall not declare, nor pay any dividends or make any distributions to any holder of its Common Stock.

     c) (1) On April 24, 1997 the Company sold to certain investors (the "Investors") 5,000 shares of its 6% Cumulative Convertible Preferred Stock (the "Preferred Stock") and Warrants to purchase 50,000 shares of its Common Stock (the "Warrants"). The Investors also received warrants to purchase 1,000,000 shares of Common Stock at a price of $.10 per share, which warrants will be exercisable only if the Company fails, refuses or is unable to cause the securities registrable under its Registration Rights Agreement with the Investors (the "Registration Rights Agreement") to be listed on the Nasdaq National Market or if the Common Stock is delisted from the Nasdaq National Market and the Company does not elect to redeem the then outstanding Preferred Stock.

     c) (2) The securities described above (the "Securities") were sold in a private placement to Halifax Fund, L.P., Galileo Capital, L.L.C., RGC International Investors, LDC, Heracles Fund, Lewis Fraser, and Joseph A. Umbach (who subsequently transferred them to Themis Partners, L.P.).

     c) (3) The aggregate purchase price for the Securities was $5,000,000. There were no underwriting discounts or commissions.

     c) (4) The Securities were offered and sold exclusively to accredited investors in compliance with the requirements of Rule
506 under the Securities Act of 1933 and accordingly the transaction was exempt from registration under such Act.

     c) (5) Each share of Preferred Stock is convertible at any time prior to the Forced Conversion Date (as defined below) into a number of shares of Common Stock determined by dividing the Liquidation Preference (as defined below) by the conversion price, which is equal to the percentage set forth below of the average of the daily low trading prices of the Common Stock during the 10 trading days immediately preceding the date of conversion. The applicable percentages are as follows:

          96.5% during calendar days 1 through 89 following
                issuance of the Preferred Stock
          92.5% during calendar days 90 through 179 following
                issuance of the Preferred Stock
          85.5% thereafter

The applicable percentages are subject to decrease in the event that the Company does not comply with certain obligations under the Registration Rights Agreement.

     As used above, the Liquidation Preference means $1,000 per share plus accrued dividends and default payments, if any, owed by the Company to the holders of the Preferred Stock pursuant to the Registrations Rights Agreement, and Forced Conversion Date means the date which is (i) the fifth anniversary of the date of issuance of the Preferred Stock or (ii) the first date following the third anniversary of such date of issuance on which the aggregate Liquidation Preference of the outstanding Preferred Stock is less than $250,000.

     In the event of a change in control of the Company (as defined in the Certificate of Designation for the Preferred Stock), for a period commencing on the announcement of a transaction intended or likely to result in a change in control and ending 10 trading days after a subsequent contrary announcement or the consummation of the change in control, the Preferred Stock will be convertible into Common Stock at a conversion price which is 83% of the lowest of the daily low trading prices of the Common Stock during the 10 trading days immediately preceding the date of conversion.

     The holders of the Warrants are entitled to purchase, in the aggregate, 50,000 shares of Common Stock for $4.025 per share. The Warrants may be exercised at any time and from time to time, in whole or in part, prior to April 24, 2004. The number of shares and kind of securities issuable on exercise of the Warrants is subject to adjustment in the event of certain subdivisions or combinations of the securities issuable upon exercise of the Warrants, declarations of dividends or distributions on the Common Stock, mergers or consolidations or the Company and reorganizations or reclassifications of the securities issuable upon exercise of the Warrants.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on June 10, 1997. The following matters were voted upon at the Meeting: (i) the election of two directors, (ii) the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1997, (iii) the ratification of the amendment of the Alteon Inc. Amended 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan from 1,000,000 shares to 2,000,000 share, (iv) the removal of the limitation on the number of shares of Common Stock issuable upon conversion of the 6% Cumulative Convertible Preferred Stock, and (v) the authorization of the issuance and sale of additional shares of Preferred Stock.

     (i) The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of each such nominee:

                           Number of              Number of
         Name              Votes For            Votes Withheld
         ----              ----------           ---------------
   Dr. Robert N. Butler    12,251,781              2,084,259
   Dr. Mark Novitch        12,357,181              1,978,859


   (ii) The votes cast for, against or abstaining from the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1997 were as follows:

     Votes For             Votes Against        Abstentions
    -----------            --------------       ------------
    12,789,118               1,259,257             287,665


   (iii) The votes cast for, against, abstaining or non-votes from the ratification of the amendment of the Alteon Inc. Amended 1995 Stock Option Plan to increase the number of Shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan from 1,000,000 shares to 2,000,000 shares were as follows:

   Votes For      Votes Against     Abstentions     Non-votes
   ---------      -------------     -----------     ---------
   6,396,188        2,880,358         305,241       4,754,253


   (iv) The votes cast for, against, abstaining or non-votes from the removal of the limitation on the number of shares of Common Stock issuable upon conversion of the 6% Cumulative
Convertible Preferred Stock were as follows:


   Votes For      Votes Against     Abstentions     Non-votes
   ---------      -------------     -----------     ---------
   6,501,081        2,326,459          309,641      5,198,859


   (v) The votes cast for, against, abstaining or non-votes of the authorization of the issuance and sale of additional shares of Preferred Stock were as follows:

   Votes For      Votes Against     Abstentions     Non-votes
   ---------      -------------     -----------     ---------
   6,299,024        2,530,517         310,740       5,195,759

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits

     Exhibit
       No.                     Description of Exhibit
      ____                    _________________________

      3.1 Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's
            Registration Statement on Form S-1 (File Number 33-
            42574) which became effective on November 1, 1991).

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

      4.2 Registration Rights Agreement dated as of April 24, 1997 between Alteon Inc. and the investors named on the signature page thereof (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

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

      10.1* License and Supply Agreement dated June 17, 1997 between IDEXX Laboratories, Inc. and Alteon Inc.

      27    Financial Data Schedule



      * Confidential treatment has been requested for a portion of this document.

b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

     On April 25, 1997 the Company filed a current report on Form
8-K which reported the results from a Phase II trial of its lead compound, pimagedine.

     On May 9, 1997 the Company filed a current report on Form 8-K which reported the Company's private placement of its 6% Cumulative Convertible Preferred Stock and Warrants to purchase shares of its Common Stock.

     On June 24, 1997 the Company filed a current report on Form 8-K which reported the appointment of David McCurdy to the Company's Board of Directors and the execution of a license and supply agreement by the Company and IDEXX Laboratories, Inc.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1997



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