Form 10-Q
period 1997-09-30
ALTEON INC /DE
filed 1997-11-12
CIK 878903

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For Quarter Ended         September 30, 1997
                  ________________________________________________


Commission File Number         0-19529
                      ____________________________________________


                              Alteon Inc.
__________________________________________________________________
        (Exact name of registrant as specified in its charter)



           Delaware                                13-3304550
__________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification No.)



      170 Williams Drive, Ramsey, New Jersey      07446
__________________________________________________________________
(Address of principal executive offices)    (Zip Code)


                          (201) 934-5000
__________________________________________________________________
             (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES: *    NO:

On October 31, 1997, 16,974,507 shares of Registrant's Common Stock were outstanding.

                             Alteon Inc.

                               Index



PART I.  FINANCIAL INFORMATION                               Page
______________________________                               _____

  Item 1. - Financial Statements:

     Balance sheets as of December 31, 1996
     and September 30, 1997                                    3

     Statements of operations for the three and nine
     months ended September 30, 1996 and 1997                  4

     Statements of cash flows for the nine months ended
     September 30, 1996 and 1997                               5

     Notes to financial statements                             6

  Item 2. - Management's Discussion and
  Analysis of Financial Condition and
  Results of Operations                                        8


PART II.  OTHER INFORMATION
___________________________

  Item 6. - Exhibits and Reports on Form 8-K                  11


SIGNATURES                                                    13
__________

                                         Part I
Item 1.  Financial Statements.
                                      Alteon Inc.

                                    BALANCE SHEETS
                                      (Unaudited)


                                           December 31,      September 30,
                                               1996              1997
                                           ____________      ____________
                               ASSETS

Current Assets:

  Cash and cash equivalents                 $31,497,633      $16,843,976
  Short-term investments                      3,001,890        3,482,712
  Other current assets                          649,169          621,227
                                            ___________      ___________
     Total current assets                    35,148,692       20,947,915

Property and equipment, net                   3,999,530        3,335,816
Deposits and other assets                       266,971          280,339
Restricted cash                                 723,800          723,800
                                            ___________      ___________
  Total assets                              $40,138,993      $25,287,870
                                            ===========      ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable                          $ 1,853,400      $ 1,253,917
  Accrued expenses                            6,447,521        7,017,620
  Obligations under capital leases              305,321          240,099
                                          _____________    _____________
Total current liabilities                     8,606,242        8,511,636
                                          _____________    _____________
Obligations under capital leases                161,577          --
                                          _____________    _____________

Stockholders' Equity:

  Preferred stock, $.01 par value; 1,998,329
   shares authorized, and 0 and 2,060 shares
   issued and outstanding, as of December 31,
   1996 and September 30, 1997, respectively,
   (liquidation preference $2,114,185)            --                  21

  Common stock, $.01 par value; 30,000,000
   shares authorized and 15,702,825 and
   16,515,970 shares issued and outstanding
   as of December 31, 1996 and September 30,
   1997, respectively                           157,028          165,160

  Additional paid-in capital                 84,018,146       90,023,357

  Accumulated deficit                       (52,800,283)     (73,412,020)

  Unrealized losses on short-term
    investments                                  (3,717)            (284)
                                            ____________     ____________
     Total stockholders' equity              31,371,174       16,776,234
                                            ____________     ____________
  Total liabilities and
   stockholders' equity                     $40,138,993      $25,287,870
                                            ============     ============


                See accompanying notes to financial statements

                                         Alteon Inc.

                                   STATEMENTS OF OPERATIONS
                                        (Unaudited)

                             For the Three Months Ended     For the Nine Months Ended
                                   September 30,                  September 30,
                             __________________________    _________________________
                                1996           1997            1996          1997
                             ___________    ___________    ___________   ___________

Revenues:

  Investment income            $587,989       $353,854      $1,773,318    $1,206,651

Expenses:

 Research and development     4,999,154      6,914,923       9,554,197    18,028,585
 General and administrative     923,492        885,205       2,662,107     2,745,805
 Interest                        11,190          5,554          37,573        20,983
                             ___________    ___________     ___________   ___________
     Total expenses           5,933,836      7,805,682      12,253,877    20,795,373
                             ___________    ___________     ___________   ___________
     Net loss before
      preferred stock
      dividends              (5,345,847)    (7,451,828)    (10,480,559)  (19,588,722)
                             ___________    ___________     ___________   ___________
  Preferred stock
   dividends and discount
   amortization                    --          662,664            --       1,023,015
                             ___________    ___________     ___________  ____________

     Net loss               $(5,345,847)   $(8,114,492)   $(10,480,559)  $(20,611,737)
                            ============  =============   ============= =============

Net loss per share to
  common stockholders            $(0.34)        $(0.51)         $(0.67)       $(1.31)
                            ============  =============   ============= =============

Weighted average common
  shares                     15,679,313     15,933,422      15,620,842    15,784,691
                            ===========   ============    ============= =============


                       See accompanying notes to financial statements

                                Alteon Inc.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                 For the Nine Months Ended
                                                       September 30,
                                              ______________________________
                                                  1996                1997
                                                 ______               _____
Cash Flows from Operating Activities:
  Net loss                                 $(10,480,559)         $(20,611,737)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization               592,745               544,997
    Amortization of deferred compensation         --                  149,827
 Accrued preferred stock dividends                --                1,023,015

    Changes in operating assets and
     liabilities:
      Receivables from corporate partner        519,151                 --
      Other current assets                     (326,966)               27,942
      Other assets                              (14,026)              (13,368)
      Accounts payable and accrued expenses   3,170,971               (29,384)
                                           _____________         _____________

      Net cash used in operating activities  (6,538,684)          (18,908,708)
                                           _____________         _____________

Cash Flows from Investing Activities:
  Capital expenditures                         (188,877)               (6,799)
  Purchases of marketable securities        (61,488,903)          (77,070,394)

  Sales and maturities of marketable
    securities                               94,112,594            76,593,005
  Restricted cash                                --                    --
                                           _____________         _____________
      Net cash provided by (used in)
        investing activities                 32,434,814              (484,188)
                                           _____________         _____________

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock        356,499                38,157
  Proceeds from issuance of preferred stock      --                 4,802,365
  Principal payments under capital lease
    obligations                                (210,214)             (226,799)
  Proceeds from sales-leaseback financing       254,975               125,516
                                           _____________         _____________

      Net cash provided by financing
        activities                              401,260             4,739,239
                                           _____________         _____________

Net increase/(decrease) in cash
  and cash equivalents                       26,297,390           (14,653,657)
Cash and cash equivalents, beginning
  of period                                     980,010            31,497,633
                                          _____________          _____________

Cash and cash equivalents, end of period    $27,277,400           $16,843,976
                                          =============          =============


Supplemental disclosures of cash flow
  information:
      Cash paid for interest                    $37,573               $20,983
                                          =============          =============



               See accompanying notes to financial statements

Alteon Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Cash and Cash Equivalents and Short-term Investments - Cash and cash equivalents include highly liquid investments which have a maturity of less than
ninety days. Short-term investments are recorded at fair market value.   As of
September 30, 1997, short-term investments were invested in debt instruments of the U.S. Government, government agencies and financial institutions and corporations with strong credit ratings.

   At September 30, 1997, $3,482,712 of the Company's short term investments are classified as available for sale. A net unrealized loss of $284 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at September 30, 1997.

3. Net Loss Per Share - Net loss per share is calculated using the weighted average number of common shares and common stock equivalents, as applicable, outstanding during the period. In 1996 and 1997 common stock equivalents are excluded from the computation of loss per share since their inclusion would be antidilutive.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its year ended December 31, 1997. The adoption of this statement will not have a material impact on reported earnings per share.

4. Events Concerning Collaborative Partners - In December 1990, the Company and Marion Merrell Dow, Inc., which was subsequently acquired by an affiliate of Hoechst AG and renamed Hoechst Marion Roussel, Inc. ("HMRI"), formed a strategic alliance to develop and commercialize the Company's A.G.E. technology for therapeutics in the areas of diabetic and aging complications. The arrangements included a research and development collaboration to conduct clinical trials jointly, including funding by HMRI of trials on pimagedine, an agreement for the joint promotion and sale in the United States, Canada and Western Europe of drugs developed pursuant to the collaboration, and a manufacturing and supply agreement. In 1996, HMRI ended the collaboration as a result of HMRI's continuing prioritization of its new product pipeline, and the Company regained all rights granted to HMRI covering the Company's technology. As a result of the termination of the strategic alliance with HMRI, the Company has assumed full responsibility for the continuation of clinical trials which has been funded by HMRI. The estimated costs of the clinical trials are $1.4 million per month. The Company and HMRI are negotiating various open issues arising from the termination of their collaboration. This includes the rights of the parties under certain patents and amounts which may be payable by the Company to HMRI and by HMRI to the

                                     (Unaudited)

Company. HMRI has invoiced the Company $2,611,975 which in the Company's opinion is without merit. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

5. 1997 Preferred Stock Transaction - On April 24, 1997, the Company raised $4.8 million net of offering costs, through the issuance of 5,000 shares of its $0.01 par value, 6% Cumulative Convertible Preferred Stock ("Preferred Stock"). In connection with this issuance, the Company issued to the purchasers, warrants to purchase 50,000 shares of its Common Stock at an exercise price of $4.025 per share. The Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends and certain default payments as defined. Each share of Preferred Stock is convertible at any time into shares of the Company's Common Stock determined by the liquidation preference divided by the conversion price, which price is based on a discount to the average low trading price of the Common Stock, as defined, which goes up to 14.5% of the average low trading price after 180 days of issuance. Through September 30, 1997, 2,940 shares of Preferred Stock have been converted into Common Stock. In addition, there have been 1,810 shares of Preferred Stock converted into Common Stock from October 1, 1997 through October 31, 1997. In the event of a change in control, as defined, the Preferred Stock will be convertible into the Company's Common Stock using a conversion price which is 83% of the lowest of the daily low trading price of the Common Stock during the ten days immediately preceding the date of conversion.

   Holders of the Preferred Stock have no voting rights; however, certain significant issues, as defined, require the majority vote of the outstanding Preferred Stock holders. Also, under certain conditions, the Company may require conversion of the Preferred Stock. Simultaneous with the issuance of the Preferred Stock, the Company entered into a registration rights agreement which imposes penalties on the Company for failure to keep the underlying shares registered for resale by the holders. Non-compliance will require Company to redeem the Preferred Stock (or Common Stock issued upon conversion) at a price equal to 130% of the liquidation preference or the average low trading price in the case of Common Stock. It also provides that if the Company's Common Stock is delisted from the Nasdaq National Market and the Company does not redeem the then outstanding Preferred Stock, the holders may exercise warrants (delisting warrants) to purchase an aggregate of one million shares of Common Stock (200 shares for each share of Preferred Stock held) at an exercise price of $0.10 per share. In addition, a 3% monthly default payment would be required. As of September 30, 1997, the number of shares covered by the delisting warrants had been reduced to 412,000 reflecting the conversion of 2,940 shares of Preferred Stock.

   The discount, as discussed above, associated with the most beneficial conversion rate to the holders, 14.5%, is approximately $848,000, which amount is being amortized over the 180 day initial conversion period. For the period ended September 30, 1997, the Company has recorded Preferred Stockholder Dividends of $1,023,015 representing the amortization of the conversion discount and the 6% preferred dividends.

6. Other Related Party Transactions - In 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by the officer. In July 1996, the terms of the loan were amended so that interest will stop accruing as of July 1998 and the principal and interest shall be paid in equal installments in July, 1998, 1999 and 2000. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of September 30, 1997, the entire loan amount of $281,000 including accrued interest, remained outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred a cumulative net loss of $73,412,020 as of September 30, 1997, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

   Although the Company anticipates increased expenditures in research and development expenses as it develops products and extends its clinical trials, a portion of such development expenses is expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop including a second generation A.G.E.- formation inhibitor and a macrophage stimulator. Gamida for Life ("Gamida") conducted, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels, which was completed in April 1997. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses.

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

Results of Operations

   Three Months Ended September 30, 1997 and 1996

   Total revenues for the three months ended September 30, 1997, and the three months ended September 30, 1996, were $354,000 and $588,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 39.8% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investment balances.

   The Company's total expenses increased to $7,806,000 for the three months ended September 30, 1997, from $5,934,000 for the three months ended September 30, 1996, and consisted primarily of research and development expenses. Research and development expenses were $6,915,000 for the three months ended September 30, 1997, and $4,999,000 for the three months ended September 30, 1996, a 38.3% increase. This increase was primarily due to the Company's assumption of the ACTION trial costs as a result of the termination of the Company's collaborative agreements with HMRI on August 10, 1996.

   General and administrative expenses decreased to $885,000 for the three \ months ended September 30, 1997, from $923,000 for the three months ended September 30, 1996, a 4.1% decrease. This decrease is due primarily to a decrease in legal, depreciation, investor relations and postage/delivery expenses offset by an increase in facility allocated expenses.

   The Company's net loss increased to $8,114,000 for the three months ended September 30, 1997, from $5,346,000 in the same period in 1996, an increase of 51.8%, as a result of increased research and development expenses, preferred stock dividend and expenses related to the sale of its 6% Cumulative Convertible Preferred Stock in April 1997 and decreased investment income.

   Nine months Ended September 30, 1997 and 1996

   Total revenues for the nine months ended September 30, 1997, and the nine months ended September 30, 1996, were $ 1,207,000 and $1,773,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 32.0% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investment balances.

   The Company's total expenses increased to $20,795,000 for the nine months ended September 30, 1997, from $12,254,000 for the nine months ended September 30, 1996, and consisted primarily of research and development expenses.
Research and development expenses were $18,029,000 for the nine months ended September 30, 1997, and $9,554,000 for the nine months ended September 30, 1996, a 88.7% increase. This increase was primarily due to the Company's assumption of the ACTION trial costs as a result of the termination of the Company's collaborative agreements with HMRI on August 10, 1996.

   General and administrative expenses increased to $2,746,000 for the nine months ended September 30, 1997, from $2,662,000 for the nine months ended September 30, 1996, a 3.2% increase. This increase is due primarily to an increase in facility allocated expenses, lease expenses related to additional sales-leaseback transactions, patent, and insurance expenses which were offset by decreased investor relations, legal and postage/delivery expenses.

   The Company's net loss increased to $20,612,000 for the nine months ended September 30, 1997, from $10,481,000 in the same period in 1996, an increase of 96.7%, as a result of increased research and development expenses, general administrative expenses, and preferred dividends and expenses related to the sale of its 6% Cumulative Convertible Preferred Stock in April 1997 and decreased investment income.

Liquidity and Capital Resources

   Alteon had cash and cash equivalents and short-term investments at September 30, 1997, of $20,327,000 compared to $34,500,000 at December 31, 1996. This is a decrease in cash and cash equivalents and short-term investments for the nine months ended September 30, 1997, of $14,173,000. This consisted of $18,908,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses and $7,000 in capital expenditures, offset by $4,739,000 of financing activities primarily related to the sale of its 6% Cumulative Convertible Preferred Stock and $3,000 of unrealized gains. As of September 30, 1997, Alteon had invested $7,339,000 in capital equipment and leasehold improvements, of which a cumulative $1,347,000 had been funded through capital leases.

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


Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits

    Exhibit
      No.                      Description of Exhibit
    _______                    ______________________


       3.1 Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's
            Registration Statement on Form S-1 File Number 33-
            42574) which became effective on November 1, 1991).

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

       4.1 Stockholders' Rights Agreement dated as of July 27, 1995 between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 1995).

       4.2 Registration Rights Agreement dated as of April 24, 1997 between Alteon Inc. and the investors named on the signature page thereof. Incorporated by reference to
            Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

                 4.3 Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current
            Report on Form 8-K filed on May 9, 1997).

       4.4  Form of Common Stock Purchase Delisting Warrant.
            (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 9,
            1997).

       4.5 Amendment to Stockholders' Rights Agreement between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit
            4.4 to the Company's Current Report on Form 8-K filed on May 9, 1997).

      10.1* Supply Agreement dated September 12, 1997 between Ganes
            Chemicals Inc. and Alteon Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current
            Report on Form 8-K filed on October 3, 1997).

                10.2 Letter Agreement dated October 21, 1997 between the Company and Elizabeth A. O'Dell amending Employment
            Agreement dated October 21, 1995.

      27    Financial Data Schedule


      * Confidential treatment has been granted for a portion of this document


a) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

     On August 8, 1997 the Company filed a Current Report on Form
8-K which reported the expansion of its End-Stage Renal Disease clinical trial in response to positive trends in mortality data.

     On October 3, 1997 the Company filed a Current Report on Form 8-K which reported the execution of a Supply Agreement by the Company and Ganes Chemicals Inc.

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 11, 1997



                                Alteon Inc.

                               /s/ James J. Mauzey

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