Form 10-K
period 1997-12-31
ALTEON INC /DE
filed 1998-03-31
CIK 878903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
                          -----------------------
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

                          Commission File No. 0-19529

                                  ALTEON INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                 13-3304550
 ---------------------------------         -----------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)


     170 Williams Drive, Ramsey, New Jersey                          07446
     ------------------------------------------------------------------------
     (Address of principal executive offices)                      (zip code)

                                 (201) 934-5000
                                 --------------
                        (Registrant's telephone number,
                              including area code)

          Securities registered pursuant to Section 12(b) of the Act:


     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
            None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
---------------------------------------------------------------------------
                            (Title of Class)


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


     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $101,690,814 at March 25, 1998 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 25, 1998:


Class                                            Number of Shares
---------------------------------------------------------------------------
Common Stock, $.01 par value                         17,974,125



Documents incorporated by reference

     The Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 3, 1998 is incorporated by reference into
Part III.

ITEM 1. BUSINESS.

OVERVIEW

     Alteon is engaged in the discovery and development of pharmaceutical products for the treatment of the complications of diabetes and age-related diseases. The Company's efforts have focused primarily on developing its lead first-in-class compound, pimagedine, as an agent to inhibit or block abnormal glucose/protein complexes, known as Advanced Glycosylation End-products ("A.G.E.s"), that lead to diabetic complications such as kidney disease and retinopathy.

     A.G.E.s accumulate throughout the body at a rate dependent on glucose levels. This accumulation and the subsequent cross-linking of A.G.E.s to other proteins results in a progressive loss of function of certain organs, blood vessels and nerves. High levels of A.G.E.s are found in persons with diabetes, a disease characterized by elevated glucose levels. The Company is also utilizing its technical expertise in the field of diabetes to develop compounds focused on glucose regulation and control.

     The Company is currently conducting two pivotal clinical trials evaluating pimagedine as a treatment for diabetic kidney disease: one Phase III clinical trial for overt nephropathy and one Phase III trial for end-stage renal disease. The status of Alteon=s clinical development programs for pimagedine in diabetic complications is as follows:

     Overt Nephropathy. The Company is testing the safety and efficacy of oral pimagedine in a Phase III clinical trial, called the ACTION I trial (A Clinical Trial In Overt Nephropathy) in Type I diabetics with overt nephropathy. The trial is being conducted at more than 50 clinical sites and involves approximately 690 patients. The Company expects to complete the treatment phase for this trial in the third quarter of 1998. Data from this trial is anticipated to be released during the fourth quarter of 1998.

     A second Phase III trial of pimagedine in patients with Type II diabeties and overt nephropathy was initiated in July 1995. In March 1998, the Company discontinued this trial because of an insuffient risk/benefit ratio based upon data currently available.

     End-Stage Renal Disease ("ESRD"). Alteon initiated a Phase II trial in ESRD in January 1996. An interim analysis in July 1997 revealed positive trend data in the mortality of treated patients versus placebo patients. Based on these findings, the Company has expanded this trial to a pivotal Phase III trial with an anticipated minimum enrollment of 300 patients.

     Alteon continues to evaluate the potential indications and dosage forms of pimagedine beyond the complications of diabetes to take advantage of its activity in the inhibition of specific inflammatory responses due to nitric oxide and in the inhibition of polyamine oxidase.

     In addition to the clinical programs for pimagedine in diabetic complications, Alteon has a number of research programs under way to expand its research and development pipeline. The key programs are:

     A.G.E. Cross-link Breakers. The Company has identified novel orally available compounds which in pre-clinical testing demonstrate the ability to chemically break what were previously believed to be permanent, A.G.E.-mediated bonds between proteins. A.G.E. cross-link breakers offer the possibility of the first therapeutic approach to removing A.G.E. cross-links. These compounds are being evaluated in pre-clinical models for their potential to reverse certain cardiovascular complications, as well as ophthalmic and dermatological conditions. A lead agent, ALT-711, has been selected and is undergoing pre-clinical development.

Glucose Lowering Agents. The Company has identified novel orally available compounds which have demonstrated in pre-clinical models of diabetes an ability to lower blood glucose and free fatty acids by a potentially new mechanism of action. The Company is actively pursuing additional studies in order to advance the most promising compound to clinical lead status.

     Alteon has strategic alliances with Genentech, Inc. ("Genentech"), Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), Corange International Ltd., acting through Boehringer Mannheim Diagnostics ("Boehringer Mannheim"), Gamida for Life, formerly Eryphile BV ("Gamida"), and IDEXX Laboratories, Inc. ("IDEXX") to develop and market pimagedine and A.G.E. diagnostics for human or veterinary uses in specific territories throughout the world. In order to expand its internal research and development capacities, Alteon has licensed technology and/or patent rights from The Rockefeller University ("Rockefeller University"), The Picower Institute for Medical Research ("The Picower Institute") and Washington University in St. Louis, Missouri ("Washington University").

     Alteon owns or has exclusive rights to 71 issued or allowed United States patents and has 72 additional patent applications pending in the United States. Alteon also owns or has exclusive rights to over 70 issued or granted non-U.S. patents and has over 100 patent applications pending in Europe, Japan, Australia and Canada. Alteon intends to continue pursuing its patent filing strategy and intends to vigorously defend its intellectual property position against infringement.

     This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words believes, anticipates, expects and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Factors described in this Annual Report on Form 10-K, including without limitation those identified in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company.

BACKGROUND

     The human body is composed of a complex network of cells which interact and communicate with each other through the actions of proteins, hormones and other chemical messengers to carry out and maintain bodily functions. This interactive network incorporates various tissue and organ systems in the body, including the nervous system, the endocrine (hormone) system and the immune system. Changes in the balance of, and the interactions in, these systems occur in a variety of disease states including diabetes, cardiovascular disease and inflammatory conditions.

     In healthy individuals, physiological glucose levels are tightly regulated by the opposing actions of two hormones--insulin, which lowers blood glucose, and glucagon, which elevates blood glucose. Diabetes arises from either 1) a severe decrease of insulin production and subsequent uptake and utilization of glucose, generally referred to as Type I or Insulin Dependent Diabetes Mellitus ("IDDM"), or 2) a loss in responsiveness to insulin, generally referred to as Type II or Non-Insulin Dependent Diabetes Mellitus ("NIDDM"). Concurrently, the ability to moderate the glucose-elevating effects of glucagon is diminished, leading to the persistent hyperglycemic (excess blood sugar) state of diabetes. In both cases, glucose levels rise significantly and, if not brought under control, increase the rate of formation of A.G.E.s.

     These A.G.E. complexes form continuously over time at a rate dependent upon glucose levels, subsequently cross-link to other proteins and ultimately accumulate in various tissues, vessels and organs. As the rate of accumulation increases, A.G.E. cross-linked proteins, normally flexible and separate, become rigid and aggregated. It is this process which the Company believes results in progressive loss of function of certain organs, blood vessels and nerves. In healthy individuals this process occurs naturally, though slowly, as the body ages. In diabetic patients, the rate of A.G.E. accumulation and the extent of protein cross-linking is accelerated. The Company believes that this is a major factor contributing to diabetic complications. The DCCT, a multi-center investigation conducted under the auspices of the National Institutes of Health, demonstrated that elevated blood glucose levels significantly increase the rate of progression of eye, kidney, blood vessel and nerve complications from diabetes. More than 50% of people with diabetes in the United States develop diabetic complications which range from mild to severe.

     Studies conducted in animal models at numerous independent institutions worldwide suggest that A.G.E.s are responsible for diabetic complications including kidney disease (nephropathy), eye disease (retinopathy), nerve disease (neuropathy) and hardening of the arteries (atherosclerosis). More recent studies implicate A.G.E.s in age-related disorders such as cardiovascular disease, Alzheimer's disease and stroke. Alteon believes certain complications, such as atherosclerosis, hypertension and the progressive decline in renal function that occur eventually in non-diabetics may also be A.G.E.-related, as this pathological process is cumulative in effect over the lifetime of any individual.

     Alteon's lead compound, pimagedine, has also been shown to inhibit certain inflammatory conditions. The Company believes that this is due to pimagedine's inhibitory effect on one of the enzymes responsible for synthesis of nitric oxide ("NO"), a naturally occurring molecule which, when overproduced, may lead to or result in serious complications. There is increasing evidence that NO plays a significant role in acute and chronic inflammation, and may play a role in inflammatory diseases such as asthma, inflammatory skin conditions, rheumatoid arthritis and inflammatory bowel disease. Inhibition of the inducible enzyme responsible for formation of NO, inducible nitric oxide synthase ("iNOS"), has been shown in animal models to mitigate the inflammatory disease process.

TECHNOLOGY

     A.G.E.-Formation Inhibitors

     Alteon's most advanced therapeutic program is the development of drugs that inhibit A.G.E.-formation. These compounds are designed to prevent major diabetic and age-related complications by blocking the formation of A.G.E.s and the subsequent cross-linking of A.G.E.s to other proteins. Alteon's lead compound, pimagedine, has been shown to inhibit A.G.E.-formation and subsequent cross-link formation in pre-clinical models. Data from Alteon's Phase II trials has provided evidence of this activity in humans. Alteon and its corporate partners are developing pimagedine to slow the progression of various complications of diabetes, such as diabetic nephropathy and retinopathy.

     Alteon is also engaged in research programs on second-generation A.G.E.-formation inhibitors to identify compounds that have advantages over pimagedine, such as increased efficacy or a more favorable safety profile. The Company has proposed one compound, ALT-946, for further development.

     A.G.E. Cross-link Breakers

     The Company is developing the A.G.E. cross-link breaker class of compounds for several therapeutic indications. Studies in animal models in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions through a unique mechanism of action, which is associated with the stiffening of arteries as well as stiffening of the heart that accompanies the development of diabetes and of aging. Reductions in blood pressure that have been observed could prove beneficial in the treatment of
hypertension in the elderly.   The Company is also evaluating development of
the breaker class for reversing the stiffening and subsequent dehydration of skin through a topical formulation. The cross-linking of matrix proteins in the dermis is believed to be responsible for the deep wrinkling phenomenon of aging. The Company is also pursuing investigations into the role of A.G.E. cross-linking in restricting the flow of fluid through the eye, the consequence of which causes elevated intraocular pressure which is central to the development of glaucoma. Preliminary studies in aged monkeys demonstrates a persistent improvement in fluid flow following a single intraocular injection.

     Glucose Lowering Agents

     The inability to utilize glucose effectively in Type II diabetes is due to a defect in the response of glucose utilizing tissues (e.g. skeletal muscle) to insulin. The Company has identified novel orally available compounds that lower blood glucose and free fatty acid levels in pre-clinical models of Type II diabetes. These compounds, collectively called Glucose Lowering Agents ("G.L.A."), are chemically distinct from and exhibit a different mechanism of action than the thiazolidinedione compounds, a class of compounds that has been the focus of many pharmaceutical companies because of potential beneficial effects on glucose and triglyceride levels. Analysis of plasma lipids suggests that the regulation of fat metabolism leads to improved glucose utilization and may be an important feature in the mechanism of action for the G.L.A. class. This series of compounds prevents weight gain in obese/diabetic animal models suggesting a possible role for use in the treatment of obesity. The Company is actively pursuing pre-clinical studies with these compounds in order to advance the most promising compound to clinical lead status.

     The following chart illustrates the process of A.G.E.-formation and cross-linking and is qualified by the more detailed description in the text. It also highlights those areas within the A.G.E. cascade where Alteon is attempting to offer chemical agents to intervene pharmaceutically.



[           NOTE: THE PRINTED COPY OF THIS FORM 10-K CONTAINS A               ]
[             GRAPHICAL REPRESENTATION OF THE FOLLOWING. THE                  ]
[              "||" REPRESENT ARROWS POINTING FROM "GLUCOSE                   ]
[         LOWERING AGENTS" TO "GLUCOSE," FROM "A.G.E. FORMATION               ]
[           INHIBITORS" TO "PROTEINS" AND "A.G.E.s," AND FROM                 ]
[         "A.G.E. CROSS-LINK BREAKERS" TO "CROSS-LINKED A.G.E.s"              ]
[                                                                             ]
[                               A.G.E. CASCADE                                ]
[                               --------------                                ]
[                                                                             ]
[     Glucose   +      Proteins  ====K>  A.G.E.s ====>  Cross-linked A.G.E.s  ]
[                                                                             ]
[         ||                     ||             ||              ||            ]
[         ||                     ||             ||              ||            ]
[ Glucose Lowering                    A.G.E.                   A.G.E.         ]
[       Agents               Formation   Inhibitors        Cross-link         ]
[                                                            Breakers         ]
[                                                                             ]


     iNOS Technology

     Pimagedine is a preferential inhibitor of iNOS in animal models, thereby decreasing the formation of NO, a molecule which has been shown in pre-clinical models to play a role in acute and chronic inflammation. Independent researchers have reported that treatment with pimagedine reduces inflammation in specific pre-clinical models. Pimagedine has also been shown to decrease the migration of macrophages (inflammatory cells) to the site of tissue damage and prevents the release of cytokines and the consequent release of NO. The Company has developed a topical formulation of pimagedine for the treatment of inflammatory skin diseases.

PRINCIPAL PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Alteon=s principal products in research and development:


 PRODUCT      TARGET           MECHANISM     DEVELOPMENT           MARKETING
CANDIDATE / INDICATIONS        OF ACTION        STATUS             RIGHTS (2)
-----------------------        ---------  ------------------  ------------------
Pimagedine Oral
Diabetic Complications                                            Genentech/
  Overt Nephropathy (Type I)                  Phase III       Yamanouchi/Gamida/
  End-Stage Renal Disease       A.G.E.        Phase III              IDEXX

ALT-946                                                             Alteon/
  Diabetic Complications        A.G.E.       Pre-clinical          Genentech

A.G.E. Cross-link Breakers
  Cardiovascular Disease        A.G.E.       Pre-clinical
  Ophthalmic                    A.G.E.       Pre-clinical           Alteon/
  Dermatological                A.G.E.       Pre-clinical          Yamanouchi

Glucose Lowering Agents           (4)     Discovery Research         Alteon

Pimagedine Topical
Dermatological                                                      Alteon/
  Allergic Contact Dermatitis    iNOS         Veterinary           IDEXX (3)

Pimagedine Intravenous                                        Alteon(3)/Genentech/
  Stroke                          (4)            IND                 Gamida

Notes:

(1) Phase III clinical trials indicate that Alteon is testing the compound in humans for safety and efficacy in an expanded patient population at multiple clinical sites. Pre-clinical includes toxicological and pharmacokinetics assessment of candidate compounds as well as formulation of a product in an appropriate dosage form. Discovery Research includes identification and evaluation of compounds in vitro and in animal models. IND stands for Investigational New Drug. See "-- Government Regulation".

(2) Where indicated, the Company's corporate partner, Genentech has rights to market products in all areas of the world except for the territories reserved to Yamanouchi and Gamida. Yamanouchi has rights, or under certain circumstances the option to acquire rights, to market products in Japan, South Korea, Taiwan and The People's Republic of China. Where indicated, the Company's corporate partner Gamida has rights to market products in Israel, Jordan, South Africa, Cyprus and Bulgaria. Where indicated, the Company's corporate partner IDEXX has rights to develop and market pimagedine and A.G.E. diagnostics for certain veterinary uses. See "-- Corporate Strategic Alliances."

(3) In June 1995, Alteon obtained a license from Washington University, St. Louis, for patents covering the use of pimagedine to inhibit iNOS. Alteon and Yamanouchi are currently determining marketing rights for certain potential products based upon this mechanism of action.

(4) Mechanism not fully elucidated.

     The Company incurred research and development expenditures of $11,648,000, $18,720,000 and $23,264,00 for the years ended December 31, 1995, 1996 and 1997, respectively. Expenditures were reduced by reimbursements from corporate partners in these periods of $1,643,000, $1,226,000 and $0, respectively.

     Pimagedine Oral

     Diabetic Kidney Disease. Kidney disease is a significant cause of morbidity and mortality in patients with Type I and Type II diabetes. It is a chronic and progressive disease. One of the early signs of kidney damage is microalbuminuria (characterized by leakage of small amounts of protein into the urine) which progresses to overt nephropathy (characterized by leakage of large amounts of protein into the urine) and ultimately to end-stage renal disease (advanced renal disease requiring dialysis). Approximately 35% of patients with Type I diabetes and approximately 10-15% of patients with Type II diabetes develop nephropathy. As of 1995, there were approximately 1,000,000 diabetics diagnosed with kidney disease in the United States. The only product approved to treat nephropathy in patients with Type I diabetes is the anti-hypertensive captopril, an angiotensin-converting enzyme ("A.C.E.") inhibitor. The Company believes that pimagedine acts through a mechanism different from captopril and therefore if used in conjunction with captopril may have a complementary therapeutic effect. See "-- Competition."

     Overt Nephropathy. The Company is conducting a randomized double-blind, placebo-controlled, multi-center, Phase III clinical trial to evaluate the safety and efficacy of pimagedine in Type I diabetic patients with overt nephropathy, the ACTION I (A Clinical Trial In Overt Nephropathy) trial. The trial was initiated in January 1994. The primary objective of the trial is to evaluate the safety and efficacy of pimagedine in preserving renal function in Type I patients. Enrollment in the trial was completed in August 1996 with 690 patients from 56 investigational sites in the United States and Canada. Patients will be treated for a minimum of two years and will receive twice daily oral doses of pimagedine, adjusted for kidney function. The Company expects to complete the treatment phase of the trial in the third quarter of 1998 with data anticipated to be disclosed during the fourth quarter of 1998.

     A second Phase III trial of pimagedine, in patients with Type II diabetes and overt nephropathy (ACTION II), was initiated in July 1995 and used a trial design similar to the ACTION I trial. The objective of this study was to evaluate the safety and efficacy of pimagedine in preserving renal function in Type II patients. In March 1998, the Company discontinued this trial because of an insufficient risk/benefit ratio based upon data currently available.

     An independent External Safety Monitoring Committee has been involved since the initiation of the ACTION trials, and has as its charter the assessment on a periodic basis of the ongoing risk/benefit ratios of these pivotal studies. In March 1998, the External Safety Monitoring Committee recommended that the Company complete the ACTION I trial, as planned, and discontinue the ACTION II trial based on the committee's observation of an increased incidence of side effects in the Type II patient population.

     End-Stage Renal Disease (ESRD). As kidneys fail, there is a significant increase in circulating A.G.E.s because of the patient's inability to clear these compounds. This occurs to a greater degree in diabetic patients because of their more rapid rate of A.G.E.-formation. A.G.E.s are not removed to a significant degree by dialysis in part due to the large size of certain A.G.E. proteins. The high A.G.E. burden in diabetic patients is thought to be responsible for the rapid progression of diabetic complications in dialysis patients. The Company believes that elevated A.G.E. levels also contribute to higher levels of cardiovascular morbidity and mortality in diabetic patients. Approximately 50,000 diabetics develop ESRD annually in the United States. Diabetics with ESRD have a cardiovascular mortality (myocardial infarction and cerebral vascular mortality) which is higher than other patient groups with renal failure. Erythropoietin ("EPO") is often used to treat the anemia resulting from loss of kidney function and there is no known agent useful for treatment of ESRD.

     The Company is conducting a randomized, double-blind, placebo-controlled, multi-center, Phase III clinical trial to evaluate the safety and efficacy of pimagedine in diabetic patients with ESRD on hemodialysis, a form of dialysis used by approximately 80% of dialysis patients in the United States. This clinical trial was initiated as a Phase II study in January 1996, with an enrollment of approximately 120 patients who received oral doses of pimagedine three times per week in conjunction with their dialysis treatment. Interim analyses performed after 90 patients were in the study for a minimum of six months revealed a positive trend in the mortality of treated patients versus placebo patients and a positive effect on certain lipid measurements. In addition, the drug appeared well tolerated in this very ill patient population. Based on discussions with Alteon's end-stage renal disease consultants and with the FDA, Alteon has converted the trial into a pivotal Phase III evaluation, focusing on all-cause mortality as the primary endpoint, and expanded enrollment to a minimum of 300 patients.

     An independent External Review Committee has been established to assess on a periodic basis the ongoing risk/benefit ratio and the clinical results of this pivotal study.

     Pimagedine Intravenous

     Stroke. Every year approximately 500,000 persons in the United States suffer a stroke and approximately one-third of these individuals die, making stroke the third leading cause of death by disease. According to the American Heart Association, in 1994 the economic cost of stroke due to health care expense and loss of productivity was estimated to be nearly $30 billion. Individuals at increased risk for stroke include those with hypertension, smokers, obese individuals, diabetics and those with hyperlipidemia. Currently several pharmaceutical and biopharmaceutical companies are conducting pre-clinical studies and clinical trials on numerous compounds for the treatment of stroke.

     Animal studies have demonstrated that pimagedine, when given prior to or after induction of stroke by occlusion of the middle cerebral artery, reduced the volume of tissue death by 30%.

     Alteon has completed acute toxicity studies in animals with an intravenous formulation of pimagedine. The Company has filed an IND with the FDA. Rights to pimagedine for stroke have been licensed to Genentech, which has agreed to evaluate the potential for this indication in its internal models for stroke prior to making a decision as to whether to initiate a clinical program using this formulation.

     Pimagedine Topical

     Inflammatory Skin Disease. Nitric oxide ("NO") has been shown to play a role in the inflammatory disease process. Pre-clinical studies with pimagedine have shown a significant reduction in both NO production as well as skin inflammation. Based on these findings, the Company believes that pimagedine could have a beneficial effect in certain inflammatory diseases such as contact dermatitis and eczema. Currently, topical steroids are the treatment of choice for these indications but are contraindicated for prolonged use. A topical formulation of pimagedine has been developed. The Company has filed an IND for these indications.

     A.G.E. Cross-link Breakers

     Several classes of novel compounds have been identified which are capable of breaking the cross-links formed as a result of A.G.E. accumulation. These compounds are currently under evaluation in various animal models to assess their potential for treatment of a variety of diseases including cardiovascular disease, certain ophthalmic disease states and certain skin conditions. The most promising drug candidate, ALT-711 has been designated a clinical lead and additional studies have been initiated in preparation for an IND filing.

     Glucose Lowering Agents

     The Company is currently investigating the glucose lowering potential of several compounds initially identified from a natural product screening program. These compounds, which are structurally different than the thiazolidinediones, have been identified as having activity similar to the thiazolidinediones without the same side effect profile. Additional mechanistic studies on these compounds are currently under way, as is additional pre-clinical testing designed to identify a potential lead compound for future clinical development.

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

     Uncertainties Relating to Product Development

     There can be no assurance that any of the products discussed above or resulting from the Company's research programs will be successfully developed, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. In addition, there can be no assurance that results obtained in animal studies will be predictive of results obtained in humans, and no assurance can be given that the Company will commence additional clinical trials in the near term, if at all.

STATUS OF CLINICAL TRIALS

     Completed Trials for Diabetic Complications

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

     As a result of the gastro-intestinal side effects seen in pre-clinical toxicology studies and earlier trials, the FDA required the Company to modify its original Phase II/III protocol to include certain gastric function tests, including endoscopy. In August 1994, based on such tests in the first 31 patients receiving pimagedine, an independent safety committee recommended and the FDA allowed removal of the routine endoscopy requirement. At the same time, the FDA permitted the inclusion of women of childbearing potential in the trial.

     In April 1997, Alteon and Gamida completed a randomized, double-blind, placebo-controlled, Phase II clinical trial to evaluate the effect of pimagedine on plasma lipid levels and A.G.E.s in patients with diabetes and elevated serum cholesterol levels. Dyslipidemia is a condition characterized by an abnormal lipid profile. The elevation of one lipid component, low-density lipoprotein, is known to be a significant risk factor in cardiovascular disease. Diabetic patients are twice as likely as nondiabetic individuals to die from coronary artery disease, and the annual incidence of cardiovascular complications is increased significantly in patients with Type II diabetes. This Phase II clinical trial enrolled 89 patients in Israel who were treated for a minimum of three months and who received twice daily oral doses of pimagedine, adjusted for kidney function. The primary objective of this study was to evaluate the safety and efficacy of pimagedine in reducing levels of low-density lipoproteins ("LDLs") in Type II diabetic patients with varying degrees of renal function and elevated LDLs.

     A comprehensive statistical report of the trial after audit of the results concluded: "Comparisons of percentage change from baseline of lipid parameters between pimagedine and Placebo treatment arms shows steeper decreases in the pimagedine arm almost in all parameters, all populations. In Cholesterol, triglycerides and VLDL the decreases are significant by "last observation carried forward" analysis. In LDL, the decrease in the pimagedine group is significant at the 8th week."

     Albumin in the urine was also reduced in a statistically significant manner in this Phase II trial. (Protein in the urine is an indicator of diabetic kidney disease.) Urinary albumin fell by an average of 40% from baseline (p=.0068) in patients identified as having albuminuria (excretion of more than 30 mg of albumin in 24 hours). While not an endpoint of the Israeli trial, this data provides the first evidence of the ability of pimagedine to lower urinary protein in humans, suggesting a positive effect on diabetic kidney disease. Effect on urinary albumin is a secondary endpoint of the pivotal ACTION I trial.

     In July 1997, the Company announced that its Phase II trial evaluating pimagedine in diabetic patients with end-stage renal disease was being extended into a pivotal Phase III trial focusing on mortality as the primary endpoint. This decision was based upon an interim analysis of the ongoing Phase II trial, which revealed a positive trend in the mortality of treated patients versus placebo patients. Interim analysis also showed a positive effect on certain lipid measurements, similar to those seen in other studies. In addition, the drug appears to be well tolerated in this patient population.

     Ongoing Clinical Trials

     The Company currently has ongoing a Phase III clinical trial for overt nephropathy in patients with Type I diabetes and a Phase III clinical trial for diabetic patients with ESRD. As of December 31, 1997, in the Company's Phase III clinical trial for overt nephropathy in patients with Type I diabetes, of the 690 patients who were enrolled in the trial, all patients have been in the trial for a minimum of 16 months, approximately 430 patients have been in the study for 2 years, and approximately 103 have been in the study for 3 years. Pursuant to the study design, 460 patients in the study are receiving pimagedine.

     As of December 31, 1997, in the Company's expanded Phase III clinical trial in end-stage renal disease, approximately 150 patients have been enrolled. The majority of patients have been in the trial for at least 6
months, and approximately 90 have been in for  1 year.   See "--End-Stage Renal
Disease".

     In 1996, the Company retained Quintiles, Inc. to provide clinical trial services to support the Phase III ACTION trials. The major areas of service include project management, clinical site monitoring and data management.

     Uncertainties Relating to Clinical Trials

     No assurance can be given that enrollment in the Phase III end-stage renal disease trial can be achieved on a timely basis, if at all, or that any of the Company's clinical trials can be successfully completed. The results of various Phase I and Phase II studies were used by the Company to design the Phase III trials described above. There can be no assurance that the results of Phase I and Phase II trials will be indicative of results in Phase III trials or that the Phase III trials will show that pimagedine is sufficiently safe and efficacious for marketing approval by the FDA or other regulatory authorities. In March 1998, the Company discontinued its

Phase III trial of pimagedine in patients with Type II diabetes and overt nephropathy because of an insufficient risk/benefit ratio based upon data currently available. Similar results could occur in the Company's other Phase III clinical trials involving pimagedine. In addition, delays in completion of the trials may occur as a result of difficulties in retaining patients in the trials, preliminary safety data analysis which requires changes in the protocols and delays in approval of the trials by institutional review boards at the trial sites. Accordingly, no assurance can be given that clinical trials can be successfully completed within any particular time frame or at all.

CORPORATE STRATEGIC ALLIANCES

     Genentech, Inc.

     In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. Alteon and Genentech are concluding discussions regarding certain amendments to the agreements. Genentech's purchases of Series H Preferred Stock will begin after these amendments are finalized. The agreements also provide that Genentech will fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors.

     Pursuant to the development collaboration and license agreement, Alteon has granted Genentech an exclusive license to use and sell pimagedine in all areas of the world except for Japan, China, South Korea and Taiwan, territories covered under Alteon's agreement with Yamanouchi, and Israel, Jordan, Bulgaria, Cyprus and South Africa, territories covered under Alteon's agreement with Gamida (the "Genentech Territory"). Alteon has also granted Genentech an exclusive license to use and sell second-generation A.G.E.-formation inhibitor products (and any future Alteon compounds in this class), to be selected by Genentech after review of Alteon's A.G.E.-formation inhibitor portfolio, in the Genentech Territory. In consideration of the license, Alteon will receive $50,000,000 in cash payments from Genentech upon meeting milestones relating to U.S. and European regulatory filings and approvals for pimagedine products and an additional $50,000,000 upon meeting milestones relating to U.S. and European regulatory filings and approvals for the first second-generation A.G.E.- formation inhibitor product. Following commercialization, Alteon will receive royalties on net sales of pimagedine and second-generation A.G.E.-formation products within the Genentech Territory.

     The development collaboration and license agreement provides that all development activities in the United States for pimagedine and second-generation A.G.E.-formation inhibitors will be jointly managed by a steering committee with representatives from Alteon and Genentech with Alteon responsible for U.S. clinical development and regulatory filings. Genentech will be responsible for development and registration outside the United States and for marketing and sales of the licensed products in the Genentech Territory. Alteon has granted Genentech the option to assume responsibility to manufacture pimagedine for its pre-clinical, clinical and commercial supplies of licensed products and has agreed to supply pimagedine for pre-clinical and clinical trials in the United States. The parties have agreed to enter into a manufacturing and supply agreement covering commercial supplies on terms to be agreed upon.

     The development collaboration and license agreement (including Genentech's obligations to fund development for products) may be terminated upon six months' notice by Genentech in its entirety or with respect to any licensed product. Genentech's license expires as to each product in each country in the Genentech Territory upon the later of the expiration of the last patent applicable to the product in such country or twelve and one-half years after the first commercial sale of the product in such country.

     Yamanouchi Pharmaceutical Co., Ltd.

     In July 1989, Alteon and Yamanouchi entered into a series of agreements pursuant to which the parties formed a strategic alliance to develop and commercialize Alteon's A.G.E.-related technology in Japan, South Korea, Taiwan and The People's Republic of China (the "Yamanouchi Territory"). Under this arrangement, the parties agreed to collaborate on further research and development, Yamanouchi purchased shares of Alteon stock and Alteon granted to Yamanouchi an exclusive license to commercialize Alteon's technology in the Yamanouchi Territory in exchange for royalty payments on net sales, if any. Yamanouchi has the right to terminate the agreement upon 90 days' prior written notice to Alteon. This license expires as to each product in each licensed country upon the later of 15 years from the date of the agreement, the expiration of the last patent applicable to the product or five years after the first commercial sale of the product in the country.

     Pursuant to the license agreement, Alteon granted Yamanouchi the right to manufacture pimagedine bulk material for sale in the Yamanouchi Territory. With respect to certain second-generation A.G.E.-formation inhibitors, Alteon has the option to supply all of Yamanouchi's reasonable requirements of active ingredient bulk materials for sale within the Yamanouchi Territory.

     Alteon and Yamanouchi also entered into a research and development collaboration agreement to provide for joint collaboration on further research and development, specifically Alteon's A.G.E.-formation and protein cross-linking technology. Yamanouchi also agreed to fund pre-clinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop including a second-generation A.G.E.-formation inhibitor and a macrophage stimulator. The collaboration agreement provides that any joint development program is terminable by either party upon 60 days' prior written notice. The agreement terminates in June 1999, unless otherwise extended. In September 1992, Alteon and Yamanouchi amended the research and development collaboration agreement to clarify their relative responsibilities for patent prosecution and payment thereof.

     Pursuant to the agreement, Yamanouchi has provided financial support for most of the pre-clinical toxicity studies and has completed Phase I clinical trials on pimagedine in Japan. Yamanouchi has not yet initiated Phase II clinical trials in Japan.

     Boehringer Mannheim

     In December 1994, the Company entered into an exclusive licensing arrangement with Boehringer Mannheim for Alteon's technology for diagnostic applications. Under this alliance, Alteon will be entitled to receive royalties based on net sales of research and commercial assays developed by Boehringer Mannheim and based on Alteon's A.G.E. technology. Boehringer Mannheim will receive exclusive worldwide rights to the technology for diagnostic applications outside of the territory covered by the agreement with Yamanouchi for the Yamanouchi Territory.

     Under the agreement, Boehringer Mannheim has agreed to develop immunoassays to detect A.G.E.-hemoglobin, ApoB-A.G.E. and A.G.E.-serum protein/peptides. Development of research assays was initiated during the first quarter of 1995. Boehringer Mannheim plans to develop automated commercial assays to correspond with the projected product launch of pimagedine, if successfully developed and approved. Boehringer Mannheim may terminate the license agreement upon 90 days' prior written notice.

     Gamida

     In November 1995, the Company entered into clinical testing and distribution agreements with Gamida. Under these agreements, Gamida conducted, at its own expense, a Phase II multi-site clinical trial in Israel, in accordance with the protocol developed by Alteon, to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels. Gamida will receive the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. The distribution agreement is for a term ending 10 years after the date of regulatory approval for the sale of pimagedine in Israel; thereafter, it will be automatically renewed for successive three-year periods unless terminated by either party on the last day of the initial or a renewal term. See "--Status of Clinical Trials."

     IDEXX

     In June 1997, Alteon entered into a license and supply agreement with IDEXX pursuant to which Alteon licensed to IDEXX pimagedine as a potential therapeutic in companion animals (dogs, cats and horses) and its A.G.E. diagnostics technology for companion animal use. IDEXX will be responsible for the development, licensing and marketing of pimagedine and A.G.E. diagnostics for such use on a worldwide basis. Alteon will be entitled to receive milestone payments and royalties on sales of the licensed products.

     Alteon's corporate partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the corporate partners or to which the corporate partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations.

ACADEMIC RESEARCH AND LICENSE AGREEMENTS

     Washington University, St. Louis

     In June 1995, the Company obtained an exclusive, worldwide, royalty-bearing license from Washington University for patents covering the use of pimagedine as an inhibitor of iNOS. The agreement requires the Company to pay certain licensing fees upon the attainment of development milestones as well as a royalty on net sales or a share of sub-licensing profits on products covered by the patents. The license also covers patents developed through any subsequent research collaboration between the parties which Alteon agrees to fund.

     Cerami Consulting Corporation and Warren Laboratories

     The Company is currently discussing the terms of an agreement with Cerami Consulting Corporation ("Cerami Consulting"), a corporation of which Dr. Anthony Cerami, a founder of the Company, is the President, pursuant to which Cerami Consulting will provide consulting services to the Company. The Company is also discussing the terms of a multi-year research agreement with Kenneth S. Warren Laboratories, Inc. ("Warren Laboratories"), pursuant to which Warren Laboratories will conduct research and development of such of the Company's technology as the parties may agree upon. Warren Laboratories is a non-profit corporation of which Dr. Cerami is a trustee and the President. Cerami Consulting and Dr. Cerami are currently providing these consulting and research and development services to the Company in anticipation of the agreements.

     The Rockefeller University

     Pursuant to an agreement with Rockefeller University, Alteon has exclusive, worldwide and perpetual rights to the technology and inventions relating to A.G.E.s and protein cross-linking, including those relating to the complications of diabetes and aging. See "--Patents, Trade Secrets and Licenses."

     The Picower Institute for Medical Research

     Pursuant to an agreement with The Picower Institute, a not-for-profit biomedical science institution of which Dr. Cerami was the President, the Company has received to an exclusive worldwide, royalty-bearing license for certain commercial health care applications of A.G.E.-related inventions. See "--Patents, Trade Secrets and Licenses."

MANUFACTURING

     The Company has no manufacturing facilities for either production of bulk chemicals or the manufacturing of pharmaceutical dosage forms. The Company relies on third party contract manufacturers to produce the raw materials and chemicals used as the active drug ingredients in its pharmaceutical products and to perform the tasks necessary to process, package and distribute these products in finished form. In September 1997, Alteon entered into an agreement with Ganes Chemicals Inc. to provide a portion of the Company=s requirements of bulk pimagedine. The Company intends to establish relationships with other companies or with collaborative partners for the spray drying, tableting, packaging and commercial distribution of pimagedine.

     Such third party contractors will be inspected by the Company and its consultants to confirm compliance with cGMP required for pharmaceutical products. The Company believes it will be able to obtain sufficient quantities of bulk chemical at reasonable prices to satisfy anticipated needs. There can be no assurance, however, that the Company can continue to meet its needs for supply of bulk chemicals or that manufacturing limitations will not delay clinical trials or possible commercialization. See "-- Corporate Strategic Alliances."

MARKETING AND SALES

     Alteon plans to market and sell its products, if successfully developed and approved, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

     For certain of its products Alteon has licensed exclusive marketing rights, formed joint marketing arrangements or granted distribution rights within specified territories with its corporate partners, Genentech, Yamanouchi, Boehringer Mannheim, Gamida and IDEXX. See "--Corporate Strategic Alliances."

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

     Pimagedine is not a novel compound and is not protected by a composition-of-matter patent. In 1992, a United States patent on the use of pimagedine was issued to Rockefeller University and subsequently exclusively licensed to Alteon with claims relating to the inhibition of A.G.E.-formation. The patent claims the new use of a known agent for the treatment of the complications of diabetes and aging. In 1994, corresponding patents were granted in France, Germany, Italy, the United Kingdom and other European countries. A corresponding patent was issued in Japan in 1995. The Company continues to pursue and patent chemical analogs of known A.G.E.-formation inhibitors, as well as novel compounds having potential inhibitory properties.

     On August 12, 1997, Alteon obtained a patent covering certain novel compounds in the A.G.E. cross-link breaker category. These compounds have the ability to break what were previously believed to be permanent, A.G.E.-mediated bonds between proteins. The use of these compounds offers the possibility of the first therapeutic approach to the removal of A.G.E. cross-links.

     The Company believes that its licensed and owned patents provide a substantial proprietary base that will allow Alteon and its collaborative partners to commercialize products in this field. There can be no assurance, however, that pending or future applications will issue, that the claims of any patents which do issue will provide any significant protection of the Company=s technology, or that the Company's directed discovery research will yield compounds and products of therapeutic and commercial value.

     In 1987, the Company acquired an exclusive, royalty-free, worldwide license (including the right to sub-license to others) to issued patents, patent applications and trade secrets from Rockefeller University relating to the A.G.E.-formation and cross-linking technology currently under development at Alteon. The inventors of the patented technology include Drs. Michael A. Brownlee, Anthony Cerami and Helen Vlassara, members of Alteon's Scientific Advisory Board, and Dr. Peter C. Ulrich, formerly the Company's Director of Chemistry and now an employee of Cerami Consulting. Additional patent applications have since been filed on discoveries made in support of the technology from research conducted at Rockefeller University, The Picower Institute and the Company's laboratories.

     Pursuant to the Company's agreement with The Picower Institute, certain patentable inventions and discoveries relating to A.G.E. technology have been licensed exclusively to the Company. In consultation with the Company, The Picower Institute is responsible for the world-wide filing and prosecution of patent applications and maintenance of patents for such inventions. Alteon will contribute 50% of the cost of such activities.

     As of December 31, 1997, the Company's patent estate of owned and/or licensed patent rights consisted of 71 issued patents or allowed United States patent applications, none of which expire prior to 2001, and 72 pending patent applications in the United States, the majority of which are A.G.E.-related. Included in Alteon's patent estate are two issued United States patents on the use of pimagedine for inhibition of iNOS, licensed from Washington University. Alteon also owns or has exclusive rights to over 70 issued or granted non-United States patents and has over 100 patent applications pending in Europe, Japan, Australia and Canada.

     The Company intends to continue to focus its research and development efforts on the synthesis of novel compounds and on the search for additional therapeutic applications to expand and broaden the Company's rights within its technological and patent base. The Company is also prepared to in-license additional technology that may be useful in building its proprietary position.

     Where appropriate, the Company utilizes trade secrets and unpatentable improvements to enhance its technology base and improve its competitive position. Alteon requires all employees, scientific consultants and contractors to execute confidentiality agreements as a condition of engagement by the Company. There can be no assurance, however, that the Company can limit unauthorized or wrongful disclosures of unpatented trade secret information.

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

     Competitors or potential competitors have filed for or have received United States and foreign patents and may obtain additional patents and proprietary rights relating to compounds or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the claims of the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. See "--Competition."

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

GOVERNMENT REGULATION

     The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of the Company's products.

     The process required by the FDA before the Company's products may be approved for marketing in the United States generally involves (i) pre-clinical new drug laboratory and animal tests, (ii) submission to the FDA of an IND, which must become effective before clinical trials may begin, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of an NDA, and (v) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that the FDA review process will result in product approval on a timely basis, if at all.

     Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Certain pre-clinical tests are subject to FDA regulations regarding current Good Laboratory Practices. The results of the pre-clinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials.

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

     FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes, or facilities will be granted on a timely basis, if at all. Any failure to obtain or delay of such approvals would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

     Among the conditions for New Drug Application ("NDA") approval is the requirement that the prospective manufacturer's manufacturing procedures conform to cGMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply a product for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA.

     Both before and after approval is obtained, a product, its manufacturer, and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or NDA holder.
In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer, or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

     The FDA has implemented accelerated approval procedures for certain pharmaceutical agents that treat serious or life-threatening diseases and conditions, especially where no satisfactory alternative therapy exists. The Company believes that certain of its products in development may qualify for accelerated approval. The Company cannot predict the ultimate impact, however, of the FDA's accelerated approval procedures on the timing or likelihood of approval of any of its potential products or those of any competitor. In addition, the approval of a product under the accelerated approval procedures may be subject to various conditions, including the requirement to verify clinical benefit in post-marketing studies, and the authority on the part of the FDA to withdraw approval under streamlined procedures if such studies do not verify clinical benefit.

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

COMPETITION

     A number of companies are pursuing the research and development of pharmaceutical agents to treat the complications of diabetes and age-related diseases. The Company is not aware of any other pharmaceutical company developing an A.G.E.-formation inhibitor which has reached the clinical development stage and it has no knowledge of any company pursuing a product to break cross-linked A.G.E. proteins. Conversely, Alteon is aware of many companies which are pursuing research and development of compounds for the lowering of glucose levels and the selective inhibition of iNOS.

     Many of the Company's potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in pre-clinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company.

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

     Competitive drugs based on other therapeutic mechanisms may be efficacious in treating diabetic complications. The development by others of non-A.G.E.- related treatment modalities for diabetic complications could render pimagedine and other Alteon products in the diabetic field non-competitive or obsolete. Therapeutic approaches being pursued include curing diabetes via gene therapy or islet cell transplantation, as well as pharmaceutical intervention with agents such as the aldose reductase inhibitors.

     Results of the DCCT showed that tight glucose control reduced the incidence of diabetic complications. Numerous companies are pursuing other methods to manage glucose control and to reduce the incidence of diabetic complications. In addition, several companies have initiated research with drugs that inhibit vascularization as a potential treatment of diabetic retinopathy. In the event one or more of these initiatives are successful, the market for the Company's products may be reduced or eliminated.

     The treatment of diabetic complications with use of existing agents such as lipid lowering agents or A.C.E. inhibitors also appears beneficial. The A.C.E. inhibitor, captopril, has been approved by the FDA for patients with diabetic nephropathy. Alteon's clinical trials were designed assuming patients' baseline therapy would include A.C.E. inhibitor treatment. The patent covering captopril expired in March 1996. Other pharmaceutical companies have chosen to market and sell this drug which has lead to a significant decrease in its price. Sales of captopril may reduce or eliminate the market for any product developed by the Company for this indication.

The Company is aware of the development by several pharmaceutical companies of thiazolidinedione derivatives ("glitazones") for treatment of Type II diabetes. In January 1997, Warner-Lambert Company was given approval and clearance by the FDA for the marketing of RezulinTM (troglitazone), an anti-diabetic drug designed to target insulin resistance in Type II diabetes.

     The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain protection or otherwise develop proprietary products or processes and secure sufficient capital resources.

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

                 Bruce Merrifield, Ph.D., a Nobel Laureate and a John D.
            Rockefeller Professor Emeritus at Rockefeller University.

                 Leslie Z. Benet, Ph.D., Professor and Chairman, Department of
            Biopharmaceutical Sciences, University of California, San
            Francisco.

                 Richard Bucala, M.D., Ph.D., Professor and Head, Laboratory of
            Medical Biochemistry at The Picower Institute.


EMPLOYEES

     As of March 1, 1998, Alteon employed 47 persons (14 of whom held a Ph.D., M.D. or other advanced degree), of whom 31 were engaged in research and development and 16 were engaged in administration and management. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alteon believes that it has been successful in attracting skilled and experienced personnel. None of the Company's employees are covered by collective bargaining agreements and all employees are covered by confidentiality agreements. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES.

     The Company leases a 37,000 square foot building in Ramsey, New Jersey, which contains its executive and administrative offices and research laboratories. The lease, which commenced on November 1, 1993, has a 10-year term. In addition, the lease has two five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ALTN." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:


                     High     Low
                   --------  ------
1996
----
First Quarter       $15.750  $9.250
Second Quarter       15.625   9.625
Third Quarter        11.375   7.250
Fourth Quarter       10.250   5.250

1997
----
First Quarter        $6.625  $3.000
Second Quarter        5.125   2.250
Third Quarter         5.875   3.438
Fourth Quarter        9.188   4.500

     As of March 25, 1998, there were 334 holders of the Common Stock, with beneficial stockholders in excess of 400. On March 25, 1998, the last sale price reported on the Nasdaq National Market for the Common Stock was $5.75 per share.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends in the foreseeable future. Any earnings which the Company may realize will be returned to finance the growth of the Company.

     In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock (the "Securities"). On December 19, 1997 the Company sold to Genentech 837,134 shares of Common Stock and 939 shares of Series G Preferred Stock for an aggregate purchase price of $15,000,000. The Securities were offered and sold to a single accredited investor in compliance with the requirements of Rule 506 under the Securities Act of 1933, and accordingly the transaction was exempt from registration under such Act. Each share of Series G Preferred Stock is convertible at any time into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market, for the twenty business days immediately preceding the date of conversion (the "Conversion Price"). The shares of Series H Preferred Stock will be convertible on the same basis at any time after the earlier of (i) the granting of approval by the U.S. Food and Drug Administration for the marketing and sale of any pimagedine product specified in the development collaboration and license agreement between the Company and Genentech, (ii) termination by Genentech of the development collaboration and license agreement or (iii) December 1, 2002.

     In October 1997, the Company agreed to issue warrants to purchase Common Stock (the "Warrants") to the persons and entities who purchased its 6% Cumulative Convertible Preferred Stock (the "6% Preferred Stock") in April 1997, and their assignees in consideration of their waiver of certain rights of first refusal to purchase the Company's Common Stock. The Warrants were issued and delivered in January 1998. The Warrants were issued exclusively to accredited investors in compliance with the requirements of Rule 506 under the Securities Act of 1933, and accordingly the transaction was exempt from registration under such Act. The holders of the Warrants are entitled to purchase, in the aggregate, 10,000 shares of Common Stock for $4.025 per share. The Warrants may be exercised at any time and from time to time, in whole or in part, prior to October 9, 2004. The number of shares and kind of securities issuable on exercise of the Warrants is subject to adjustment in the event of certain subdivisions or combinations of the securities issuable upon exercise of the Warrants, declarations of dividends or distributions on the Common Stock, mergers or consolidations of the Company and reorganizations or reclassifications of the securities issuable upon exercise of the Warrants.

     During the year ended December 31, 1997, all shares of 6% Preferred Stock were converted into shares of Common Stock in accordance with terms thereof.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the five years ended December 31, 1997 has been derived from the audited financial statements of the Company.

                                                              YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                               1993          1994          1995          1996          1997
                                            --------      --------      --------      --------      --------
                                                      (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
Investment income.....................        $2,108        $1,797        $1,888        $2,295        $1,510
Expenses:
Research and development..............         6,719         8,573        10,004        17,494        23,264
General and administrative............         2,651         3,706         3,699         3,517         3,633
Interest..............................             5            43            68            47            25
                                            --------      --------      --------      --------      --------
Total expenses........................         9,375        12,322        13,771        21,058        26,922
                                            --------      --------      --------      --------      --------
 Net loss..............................       (7,267)      (10,525)      (11,883)      (18,763)      (25,412)
Preferred stock dividends
and discount amortization.............          ----          ----          ----          ----         1,091
                                            --------      --------      --------      --------      --------
Net loss applicable to common
 stockholders..........................     $ (7,267)     $(10,525)     $(11,883)     $(18,763)     $(26,503)
                                            ========      ========      ========      ========      ========
Basic loss per share to common
 stockholders..........................     $  (0.59)     $  (0.85)     $  (0.90)     $  (1.20)     $  (1.60)
                                            ========      ========      ========      ========      ========
Diluted loss per share to common
 stockholders..........................     $  (0.59)     $  (0.85)     $  (0.90)     $  (1.20)     $  (1.60)
                                            ========      ========      ========      ========      ========
Weighted average common shares used
        in computing basic and
diluted loss
per share.............................        12,329        12,431        13,170        15,640        16,566
                                            ========      ========      ========      ========      ========

                                                                    DECEMBER 31,
                                            ----------------------------------------------------------------
                                               1993          1994          1995          1996          1997
                                            --------      --------      --------      --------      --------
                                                                   (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-
term investments......................       $49,183       $36,435       $45,197        34,500        28,974
Working capital.......................        48,787        35,540        44,433        26,542        22,390
Total assets..........................        54,346        43,612        52,216        40,139        33,508
Long-term capital lease obligations...             6           750           467           162          ----
Accumulated deficit...................       (11,629)      (22,154)      (34,037)      (52,800)      (79,303)
Stockholders' equity..................        52,500        41,214        49,716        31,371        26,455

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. Alteon has incurred an accumulated deficit of $79,303,374 as of December 31, 1997, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

     Alteon has financed its operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, and private placements of common and preferred equity securities, revenue from its collaborations with HMRI and Yamanouchi, reimbursement of certain of Alteon's research and development expenses by its collaborative partners, and investment income earned on cash balances and short-term investments.

     In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase will occur after Alteon and Genentech finalize certain amendments
to the agreements.   Genentech will also fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors. Genentech may terminate the license agreement (including its funding obligations) upon six months' notice to the Company.

     Although the Company anticipates increased expenditures in research and development expenses as it develops products and extends its clinical trials, a portion of such development expenses is expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund pre-clinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop including a second generation A.G.E.-formation inhibitor and a macrophage stimulator. Gamida conducted, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels, which was completed in April 1997. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses.

     The Company's business is subject to significant risks including, but not limited to, (i) its ability to obtain funding, (ii) the risks inherent in its research and development efforts, including clinical trials, (iii) uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, (iv) the lengthy, expensive and uncertain process of seeking regulatory approvals, (v) uncertainties regarding government reforms and product pricing and reimbursement levels, (vi) technological change and competition, (vii) manufacturing uncertainties, and (viii) dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will prove ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS

   Years Ended December 1997, 1996, 1995

     Revenues

     Total revenues for 1997, 1996 and 1995 were $1,510,000, $2,295,000, and
$1,888,000, respectively. Revenues in 1997, 1996 and 1995 were derived from interest earned on cash and cash equivalents and short-term investments. The decrease in investment income in 1997 over 1996 was attributed to lower cash and cash equivalents and short-term investment balances during most of 1997. The increase in investment income in 1996 over 1995 was attributed to the higher cash and cash equivalents and short-term investment balances during most of 1996.

     Operating Expenses

     The Company's total expenses increased to $26,922,000 in 1997, from $21,058,000 in 1996 and $13,771,000 in 1995 and consisted primarily of research and development expenses. Research and development expenses, net of reimbursements from its collaborative partners, were $23,264,000 in 1997, $17,494,000 in 1996 and $10,004,000 in 1995. Research and development expenses increased in 1997 from 1996 by $5,770,000, or 33.0%, due to the costs associated with the ACTION trials throughout 1997. Research and development expenses increased in 1996 from 1995 by $7,490,000 or 74.9%, due to the Company's assumption of the ACTION trial costs from August 10, 1996. The Company was reimbursed $1,226,000 in 1996 and $1,643,000 in 1995 by its collaborative partners for research and development expenditures. No amounts were reimbursed in 1997.

     General and administrative expenses were $3,633,000 in 1997 as compared to $3,517,000 in 1996, and $3,699,000 in 1995. The increase in 1997 over 1996 was due to increased personnel related costs offset by decreased investor relation and depreciation costs.

     Interest expense was $25,000 in 1997, $47,000 in 1996 and $68,000 in 1995.
The decrease in interest expense was primarily due to a five-year capital lease arrangement which commenced in June 1994 for leasehold improvements on the Company's headquarters and research facility.

     Net Loss

     At December 31, 1997, the Company had available net operating tax loss carry forwards, which expire in various amounts from the years 2006 through 2012, of approximately $76 million for income tax purposes. In addition, the Company had research and development credit carry forwards of approximately $4 million. The Company had net losses of $25,412,000 in 1997, $18,763,000 in 1996 and $11,883,000 in 1995.

     The Company does not believe that inflation has had a material impact on the results of its operations.

LIQUIDITY AND CAPITAL RESOURCES

     Alteon had cash and cash equivalents and short-term investments at December 31, 1997 of $28,974,000 compared to $34,500,000 at December 31, 1996.
This is a decrease in cash and cash equivalents and short-term investments for the twelve months ended December 31, 1997, of $5,526,000. This consisted of $25,236,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses, $21,000 of capital expenditures and $2,000 of additional unrealized losses. This was offset by $19,630,000 of financing activities primarily related to the sale of Preferred and Common Stock to Genentech, the sale of its 6% Cumulative Convertible Preferred Stock and the reclassification of restricted cash of $103,000. As of December 31, 1997, Alteon had invested $7,359,000 in capital equipment and leasehold improvements, of which a cumulative $1,347,000 had been funded through capital leases.

     The Company's research and development expenses, to date, have been funded primarily by research and development collaborative arrangements and sales of equity securities. In programs that are subject to joint development agreements, the Company expects to incur substantial additional research and development costs, including costs related to drug discovery, pre-clinical research and clinical trials. The Company anticipates that it will be able to offset a portion of its research and development expenses and its clinical development expenses with funding from its collaborative partners.

     Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations at least through the first half of 1999. On April 24, 1997, the Company raised $4.8 million net of offering costs, through the issuance of 5,000 shares of its $0.01 par value, 6% Cumulative Convertible Preferred Stock ("Preferred Stock"). In connection with this issuance, the Company issued to the purchasers, warrants to purchase 60,000 shares of its Common Stock at an exercise price of $4.025 per share. As of December 31, 1997 all of the Preferred Stock has been converted. In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase will occur after Alteon and Genentech finalize certain amendments to the agreements. In addition, Genentech will fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors. However, Genentech may terminate the license agreement (including its funding obligations) on six months' notice.

     Future capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third party funding.

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

     Alteon's corporate partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the corporate partners or to which the corporate partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements and Schedules" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     For information concerning this item, see the information under "Election of Directors" and "Executive Officers" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 3, 1998, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 3, 1998, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 3, 1998, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 3, 1998, which information is incorporated herein by reference.

                                    PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements.

     The Company's audited financial statements, financial statement schedules and the Report of Independent Public Accountants are appended to this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements and Schedules on page F-1.

     (b) Reports on Form 8-K.

     On October 3, 1997, the Company filed a current report on Form 8-K under
Item 5 which reported the execution of a Supply Agreement by the Company and Ganes Chemicals, Inc.

     On December 10, 1997, the Company filed a current report on Form 8-K under
Item 5 which reported the execution of a Development Collaboration and License Agreement and a Stock Purchase Agreement with Genentech, Inc.

     (c) Exhibits.

     The exhibits required to be filed are listed on the Index to Exhibits attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 1998.

                                     ALTEON INC.

                                     By:/s/ James J. Mauzey
                                     -----------------------------
                                     James J. Mauzey
                                     Chairman of the Board and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


      Signature                Title                     Date
----------------------  --------------------        --------------
/s/ James J. Mauzey     Chairman of the             March 30, 1998
-------------------     Board and Chief
James J. Mauzey         Executive Officer
                        (principal
                        executive officer)

/s/ Jere E. Goyan       President, Chief Operating  March 30, 1998
-----------------       Officer and Director
Jere E. Goyan

/s/ Kenneth I. Moch     Senior Vice President,      March 30, 1998
-------------------     Finance and Business
Kenneth I. Moch         Development and
                        Chief Financial
                        Officer (principal
                        financial officer)

/s/ Elizabeth O'Dell    Vice President,             March 30, 1998
--------------------    Finance and
Elizabeth O'Dell        Administration,
                        Secretary and
                        Treasurer (principal
                        accounting officer)

/s/ Marilyn G. Breslow
----------------------  Director                    March 30, 1998
Marilyn G. Breslow

/s/ Robert N. Butler
--------------------    Director                    March 30, 1998
Robert N. Butler

/s/ Anthony Cerami
------------------      Director                    March 30, 1998
Anthony Cerami

/s/ Alan J. Dalby
-----------------       Director                    March 30, 1998
Alan J. Dalby

/s/ David McCurdy
-----------------       Director                    March 30, 1998
David McCurdy

/s/ Mark Novitch
----------------        Director                    March 30, 1998
Mark Novitch

Form 10-K - Item 14(a) (1)

Alteon Inc.

List of Financial Statements

                                                                                      Page
                                                                                      ----
The following financial statements of Alteon Inc. are included in Item 8:.............

Report of independent public accountants - Arthur Andersen LLP........................ F-2

Financial statements:................................................................. F-3

Balance sheets as of December 31, 1996 and 1997....................................... F-3

Statements of operations for the years ended December 31, 1995, 1996 and 1997......... F-4

Statements of stockholders' equity for the period from December 31, 1995 to December 31, 1997.................................................................. F-5

Statements of cash flows for the years ended December 31, 1995, 1996 and 1997......... F-6

Notes to financial statements................................................. F-7 -- F-14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Alteon Inc.:

We have audited the accompanying balance sheets of Alteon Inc. (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 1996 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 27, 1998

                                  ALTEON INC.

                                 BALANCE SHEETS


                                          DECEMBER  31,
                                  ------------------------------
                                  1996                      1997
                                  ----                      ----
                                     ASSETS

CURRENT ASSETS:

 Cash and cash equivalents... $  18,285,853              $ 20,423,675

 Short-term investments......    16,213,670                 8,550,063

 Other current assets........       649,169                   468,680
                              -------------               -----------

  Total current assets.......    35,148,692                29,442,418

Property and equipment, net..     3,999,530                 3,183,362

Deposits and other assets....       266,971                   261,358

Restricted cash..............       723,800                   620,400
                              -------------               -----------

  Total assets............... $  40,138,993             $  33,507,538
                              =============             =============


                    LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:

 Accounts payable............ $   1,853,400             $     921,637

 Accrued expenses............     6,447,521                 5,969,384

 Obligations under capital
   leases....................       305,321                   161,581
                              -------------             -------------

  Total current liabilities..     8,606,242                 7,052,602
                              -------------             -------------

 Obligations under capital
  leases.....................       161,577                         -
                              -------------             -------------

CONTINGENCIES AND COMMITMENTS (NOTES 3 AND 6)

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par
value; 1,993,329 shares
authorized, and 0 and 942
shares issued and
outstanding, as of
December 31, 1996 and 1997,
respectively.................             -                         9

Common stock, $.01 par value;
30,000,000 shares authorized
and 15,702,825 and 17,922,319
shares issued and outstanding
as of December 31, 1996
and 1997, respectively.......        157,028                  179,223

Additional paid-in
capital......................     84,018,146              105,585,019

Accumulated deficit..........    (52,800,283)             (79,303,374)

Unrealized losses on
short-term investments.......         (3,717)                  (5,941)
                              --------------           --------------

Total stockholders' equity...     31,371,174               26,454,936
                              --------------           --------------

Total liabilities and
stockholders' equity......... $   40,138,993           $   33,507,538
                              ==============           ==============

                 See accompanying notes to financial statements

                                  ALTEON INC.

                            STATEMENTS OF OPERATIONS





                                                                       YEAR ENDED DECEMBER 31,

                                                  ----------------------------------------------------------------
                                                        1995                     1996                     1997
                                                  ---------------          ---------------         ---------------
Revenues:

Investment income.....................            $    1,888,496           $     2,295,394         $     1,510,673

Expenses:
Research and development..............                10,004,244                17,494,193              23,264,385
General and administrative............                 3,699,210                 3,516,599               3,632,917
Interest..............................                    68,435                    47,394                  25,061
                                                  --------------           ---------------         ---------------

  Total expenses......................                13,771,889                21,058,186               26,922,363
                                                  --------------           ---------------         ----------------
Net loss..............................               (11,883,393)              (18,762,792)             (25,411,690)
                                                  --------------           ---------------         ----------------
Preferred stock dividends and discount
amortization..........................                         -                        -                 1,091,401
                                                  --------------           ---------------         ----------------
Net loss applicable to common
shareholders..........................           $   (11,883,393)          $   (18,762,792)        $    (26,503,091)
                                                 ===============           ===============         ================

Basic loss per share to common
shareholders..........................           $         (0.90)          $         (1.20)        $          (1.60)
                                                 ===============           ===============         ================

Diluted loss per share to common
shareholders..........................           $         (0.90)          $         (1.20)        $          (1.60)
                                                 ===============           ===============         ================

Weighted average common shares used in
computing basic and diluted loss per
share.................................                13,169,968                15,640,399               16,566,290
                                                 ===============           ===============         ================


                 See accompanying notes to financial statements

                                  ALTEON INC.

                      STATEMENT  OF  STOCKHOLDERS'  EQUITY


                                                                                                        Unrealized
                            Preferred Stock         Common Stock         Additional                        Losses          Total
                          ------------------    ---------------------     Paid-in      Accumulated    on Short-Term   Stockholders'
                          Shares      Amount    Shares       Amount       Capital        Deficit        Investments      Equity
                          ------  ----------    ---------   ---------    ----------    -----------     ------------   -------------
Balance, December 31,
1994....................       --     $   --   12,493,633    $124,936   $64,071,309   $(22,154,098)     $(828,061)     $41,214,086
Exercise of employee
stock options...........       --         --      594,352       5,944       524,208             --             --          530,152
Change in unrealized
losses..................       --         --         --            --            --             --        820,355          820,355
Follow-on offering of
common stock............       --         --    2,300,000      23,000    19,011,537             --             --       19,034,537
Net loss................       --         --         --            --            --    (11,883,393)            --      (11,883,393)
Balance, December 31,     -------     ------   ----------    --------    -----------  -------------      ---------     ------------
1995....................       --         --   15,387,985     153,880    83,607,054    (34,037,491)        (7,706)      49,715,737
Exercise of employee
stock options...........       --         --      314,840       3,148       381,560             --             --          384,708
Deferred compensation
expense in connection
with the issuance of
non-qualified stock
options.......                 --         --           --          --        29,532             --             --           29,532
Change in unrealized
losses..................       --         --           --          --            --             --          3,989            3,989
Net loss................       --         --           --          --            --    (18,762,792)            --      (18,762,792)
Balance, December 31,     -------     ------   ----------    --------    -----------  -------------      ---------     ------------
1996....................       --         --   15,702,825     157,028     84,018,146   (52,800,283)        (3,717)      31,371,174
Issuance of 6%,
cumulative preferred
stock valued at $1,000
per share, net of
transaction costs.......    5,000         50           --          --      4,812,277            --             --        4,812,327
Conversion of all 6%,
cumulative preferred
stock to common stock...   (5,000)       (50)   1,203,099      12,031        (12,014)           --             --              (33)
Preferred stock dividends
and discount
amortization...........        --         --           --          --      1,065,161    (1,065,161)            --               --
Issuance of Series G
preferred stock valued at
$10,000 per share to
Genentech, Inc., net of
transaction
costs...................     939           9           --          --      9,266,313            --             --        9,266,322
Issuance of Series G
preferred stock
dividends...............       3           0           --          --         26,240       (26,240)            --               --
Issuance of common stock
to Genentech, Inc.......      --          --      837,314       8,373      5,601,627            --             --        5,610,000
Exercise of employee
stock options...........      --          --      179,081       1,791        119,165            --             --          120,956
Deferred compensation
expense in connection
with the issuance of
non-qualified stock
options................       --          --           --          --        249,501            --             --          249,501
Expense in connection
with the valuation of
non-qualified stock
options granted to
consultants............       --          --           --          --        438,603            --             --          438,603
Change in unrealized
losses.................       --          --           --          --             --            --         (2,224)          (2,224)
Net loss...............       --          --           --          --             --   (25,411,690)            --      (25,411,690)
Balance, December 31,     -------     ------   ----------    --------   ------------  -------------      ---------     ------------
1997...................      942      $    9   17,922,319    $179,223   $105,585,019  $(79,303,374)      $ (5,941)     $26,454,936
                          =======     ======   ==========    ========   ============  =============      =========     ============

                 See accompanying notes to financial statements

                                  ALTEON INC.

                            STATEMENT OF CASH FLOWS




                                                                 YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                    1995                     1996                1997
                                              ----------------        ----------------    ----------------
Cash Flows from
Operating Activities:
Net loss...................................... $   (11,883,393)        $   (18,762,792)    $   (25,411,690)

Adjustments to
reconcile net loss to net cash
used in operating activities:
Depreciation and amortization.................         861,159                 790,770             711,839

Amortization of
deferred compensation........................            ----                   29,532             688,104

Changes in
operating assets and liabilities:
Receivables from corporate partner...........         (345,364)                602,999               ----

Other current
assets.......................................         (172,213)                 18,216             180,489

Other assets.................................          175,239                 (13,674)              5,613

Accounts payable
and accrued expenses.........................          371,068               6,550,303          (1,409,900)
                                              ----------------        ----------------    ----------------

Net cash used in
operating activities.........................      (10,993,504)            (10,784,646)        (25,235,545)
                                              ----------------        ----------------    ----------------

Cash Flows from
Investing Activities:
Capital expenditures.........................         (361,188)               (376,624)            (21,187)

Purchases of
marketable securities........................     (110,536,398)           (104,285,343)       (105,272,696)

Sales and maturities of
marketable securities........................      100,525,658             132,292,363         112,934,079

Restricted cash..............................             ----                 103,400             103,400
                                              ----------------        ----------------    ----------------

Net cash provided by (used in)
investing activities.........................      (10,371,928)             27,733,796           7,743,596
                                              ----------------        ----------------    ----------------

Cash Flows from Financing
Activities:
Proceeds from issuance of common
stock........................................       19,564,689                 384,708           5,730,956


Proceeds from issuance of
preferred stock..............................            ----                    ----           14,078,616

Payments under capital lease
obligations..................................         (268,503)               (282,990)           (305,317)

Proceeds from sales-leaseback
financing....................................            ----                  254,975             125,516
                                              ----------------        ----------------    ----------------

Net cash provided by financing
activities...................................       19,296,186                 356,693          19,629,771
                                              ----------------        ----------------    ----------------

Net (decrease)/increase
in cash and cash equivalents.................       (2,069,246)             17,305,843           2,137,822

Cash and cash equivalents,
beginning of period..........................        3,049,256                 980,010          18,285,853
                                              ----------------        ----------------    ----------------

Cash and cash equivalents, end of
period....................................... $        980,010        $     18,285,853    $     20,423,675
                                              ================        ================    ================

Supplemental disclosures of cash
flow information:
Cash paid for interest....................... $         68,435        $         47,394    $         25,061
                                              ================        ================    ================
















                 See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Alteon Inc. (the "Company") was founded in 1986 and is engaged in the discovery and development of novel therapeutic and diagnostic products to treat the complications of diabetes and age-related diseases. The Company's products are designed to inhibit, measure and reverse damage to cells, tissues and organs caused by Advanced Glycosylation End-product ("A.G.E.") formation and cross-linking resulting from glucose in the body's circulatory system. Since its inception, the Company has recognized $17,000,000 of revenues from corporate partners related to collaborative arrangements. All of the Company's products are in research or development, and no revenues have been generated from product sales. The Company is currently conducting two pivotal clinical trials evaluating pimagedine as a treatment for diabetic kidney disease: one Phase III clinical trial for overt nephropathy in Type I diabetics and one Phase III trial for end-stage renal disease. In addition, the Company recently expanded the potential indications and dosage forms of pimagedine beyond the complications of diabetes to take advantage of its other mechanisms of action. In March 1998, the Company discontinued a Phase III clinical trial for overt nephropathy in Type II diabeties because of an insufficient risk/benfit ratio based upon data currently available.

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

     Cash and Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include cash and highly liquid investments which have a maturity of less than three months at the time of purchase. Short-term investments, classified as available for sale on the accompanying Balance Sheet, are recorded at fair market value and consist of the following:


                                    DECEMBER 31,
                              -------------------------
                                   1996         1997
                              ------------  -----------
U.S. Government Agency Funds    $9,561,798   $8,550,063
Corporate Obligations            6,651,872           --
                              ------------  -----------
                               $16,213,670   $8,550,063
                              ============  ===========

     These amounts represent market value which was lower than amortized cost at December 31, 1996 and December 31, 1997. The amortized cost of these short-term investments was $16,213,759 and $8,552,658 at December 31, 1996 and December 31, 1997, respectively.

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

     Research and Development

     Expenditures for research and development are charged to operations as incurred. Research and development expenditures were $11,648,000, $18,720,000 and $23,264,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Expenditures were reduced by reimbursements from corporate partners in these periods of $1,643,000, $1,226,000, and $0, respectively. (See Note 4.)

     Net Loss Per Share

     Effective for the year ended December 31, 1997, the Company adopted statement of Financial Accounting Standards, No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average numbers of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

     New Accounting Pronouncements

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for the year ending December 31, 1996. (See Note 6.)

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- PROPERTY AND EQUIPMENT


                                                      DECEMBER 31,
                                                  ------------------------
                                                      1996         1997
                                                  -----------  -----------
Laboratory equipment............................   $1,336,211   $1,225,485
Furniture and equipment.........................      710,149      675,965
Computer equipment..............................      552,255      548,779
Leasehold improvements..........................    4,908,545    4,908,545
                                                  -----------  -----------
                                                    7,507,160    7,358,774
Less: Accumulated depreciation & amortization...   (3,507,630)  (4,175,412)
                                                  -----------  -----------
                                                   $3,999,530   $3,183,362
                                                  ===========  ===========

     Laboratory equipment and furniture include approximately $1,375,000 and $1,347,000 under capital leases at December 31, 1996 and 1997, respectively. Accumulated amortization relating to leased assets totaled approximately $550,000 and $643,000 at December 31, 1996 and 1997, respectively. (See Note 5.)

NOTE 3 - COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     Genentech, Inc. ("Genenetech")

     In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H. Preferred Stock.  The first such purchase will occur after Alteon
and Genentech finalize certain amendments to the agreements.   In addition,
Genentech will fund the agreed-upon development costs for second-generation A.G.E.-formation inhibitors.

     Pursuant to the development collaboration and license agreement, Alteon has granted Genentech an exclusive license to use and sell pimagedine in all areas of the world except for Japan, China, South Korea and Taiwan, territories covered under Alteon's agreement with Yamanouchi, and Israel, Jordan, Bulgaria, Cyprus and South Africa, territories covered under Alteon's agreement with Gamida (the "Genentech Territory"). Alteon has also granted Genentech an exclusive license to use and sell second-generation A.G.E.-formation inhibitor products (and any future Alteon compounds in this class), to be selected by Genentech after review of Alteon's A.G.E.-formation inhibitor portfolio, in the Genentech Territory. In consideration of the license, Alteon will receive $50,000,000 in payments from Genentech upon meeting milestones relating to U.S. and European regulatory filings and approvals for pimagedine product and an additional $50,000,000 upon meeting milestones relating to U.S. and European regulatory filings and approvals for a second-generation A.G.E.-formation inhibitor product. Following commercialization, Alteon will receive royalties on net sales of pimagedine and second-generation A.G.E.-formation products within the Genentech Territory.

     The development collaboration and license agreement provides that all development activities in the United States for pimagedine and second-generation A.G.E.-formation inhibitors will be jointly managed by a steering committee with representatives from Alteon and Genentech. Genentech will be responsible for development outside the United States and for marketing and sales of the licensed products in the Genentech Territory. Alteon has granted Genentech the right to manufacture pimagedine for its pre-clinical, clinical and commercial supplies of licensed products and has agreed to supply all pimagedine for pre-clinical and clinical trials in the United States. The parties have agreed to enter into a manufacturing and supply agreement covering supplies on terms to be agreed upon.

     The development collaboration and license agreement (including Genentech's obligations to fund development for products) may be terminated upon six months' notice by Genentech in its entirety or with respect to any licensed product. If terminated, certain of the Series H funds received may be refundable to Genentech, as defined in the agreement. Genentech's license expires as to each product in each country in the Genentech Territory upon the later of the expiration of the last patent applicable to the product in such country or twelve and one-half years after the first commercial sale of the product in such country.

NOTE 4 - OTHER DEVELOPMENT AGREEMENTS

     In 1989, the Company and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") formed a strategic alliance to develop and commercialize the Company's A.G.E. technology. Under this arrangement, the parties agreed to collaborate on further research and development, and the Company granted to Yamanouchi an exclusive license to commercialize the Company's technology in Japan, South Korea, Taiwan and The People's Republic of China.

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

     In November 1995, the Company entered into clinical testing and distribution agreements with Gamida for Life "Gamida"), formerly Eryphile BV. Under these agreements, Gamida conducted, at its own expense, a Phase II multi-site clinical trial in Israel, in accordance with the protocol developed by Alteon, evaluating pimagedine in patients with diabetes and elevated serum cholesterol levels. Gamida will receive the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. The distribution agreement is for a term ending 10 years after the date of regulatory approval for the sale of pimagedine in Israel; thereafter, it will be automatically renewed for successive three-year periods unless terminated by either party on the last day of the initial or a renewal term.

     In June 1997, Alteon entered into a license and supply agreement with IDEXX Laboratories, Inc. ("IDEXX") pursuant to which Alteon licensed to IDEXX pimagedine as a potential therapeutic in companion animals (dogs, cats and horses) and its A.G.E. diagnostics technology for companion animal use. IDEXX will be responsible for the development, licensing and marketing of pimagedine and A.G.E. diagnostics for such use on a worldwide basis. Alteon will be entitled to receive milestone payments and royalties on sales of the licensed products.

     Alteon's commercial partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the commercial partners or to which the commercial partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. (See Note 6.)

     The Company has also entered into various arrangements with independent research laboratories to conduct studies in conjunction with the development of the Company's technology. The Company receives certain rights to inventions or discoveries that may arise from this research. (See Note 9.)

NOTE 5 -- ACCRUED EXPENSES

                                            DECEMBER 31,
                                      ------------------------
                                          1996         1997
                                      -----------  -----------
Accrued clinical trial expense         $5,159,331   $4,515,983
Accrued payroll and related expenses      308,686      429,316
Accrued consultants/contracts             192,607      338,737
Accrued rent                              375,235      320,323
Accrued professional                      184,130      151,445
Accrued patent                             40,770      140,252
Accrued relocation                         58,578       12,203
Other                                     128,184       61,125
                                      -----------  -----------
                                       $6,447,521   $5,969,384
                                      ===========  ===========

     The Company's headquarters and research facility rent is being expensed on a straight-line basis over the ten-year lease period. (See Note 6.)

NOTE 6 - CONTINGENCIES AND COMMITMENTS

     Contingencies

     In December 1990, the Company and Marion Merrell Dow, Inc., which was subsequently acquired by an affiliate of Hoechst AG and renamed Hoechst Marion Roussel, Inc. ("HMRI"), formed a strategic alliance to develop and commercialize the Company's A.G.E. technology for therapeutics in the areas of diabetic and aging complications.

     In 1996, HMRI ended the collaboration as a result of HMRI's continuing prioritization of its new product pipeline, and the Company regained all rights granted to HMRI covering the Company's technology. The Company and HMRI are negotiating various open issues arising from the termination of their collaboration. This includes the rights of the parties under certain patents and amounts which may be payable by the Company to HMRI and by HMRI to the Company. HMRI has invoiced the Company $2,612,000 which in the Company's opinion is without merit. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flow.

     Commitments

     The Company leases its headquarters and research facility and related equipment and furniture under non-cancelable capital and operating leases. As of December 31, 1997 future net minimum lease payments under capital leases and future minimum rentals under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:


                                            CAPITAL     OPERATING
                                            LEASES        LEASES
                                         ------------  ------------
1998...................................      $165,191    $  802,447
1999...................................            --       732,002
2000...................................            --       599,777
2001...................................            --       536,500
2002...................................            --       536,500
Thereafter.............................            --       447,083
                                         ------------  ------------
                                             $165,191    $3,654,309
                                                       ============
Less:  imputed interest................        (3,610)
                                         ------------
Present value of minimum lease payments       161,581
Less:  Current portion.................      (161,581)
                                         ------------
                                             $     --
                                         ------------

     In 1994, the Company entered into a sales-leaseback transaction for certain headquarters and research facility assets (principally, leasehold improvements) generating proceeds of $1,136,037. The related lease was accounted for as a capital lease payable over four years with 7.6% interest.

     Rent expense for each of the years in the three-year period ended December 31, 1997, was $563,721, $570,612, and $573,962, respectively. As of December
31, 1997, the Company has restricted cash of $620,400 which represents the escrow amount related to the Company's leased headquarters and research facility. The Company may reduce the originally required escrow amount of $1,034,000 by 10% per year.

NOTE 7 -- STOCKHOLDERS' EQUITY

     Common/Preferred Stock Issuances

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

     On April 24, 1997, the Company raised $4.8 million net of offering costs, through the issuance of 5,000 shares of its $0.01 par value, 6% Cumulative Convertible Preferred Stock ("Preferred Stock"). This stock was convertible at a discount to market. In connection with this issuance, the Company issued to the purchasers, warrants to purchase 60,000 shares of its Common Stock at an exercise price of $4.025 per share. As of December 1997, all the Preferred Stock has been converted and approximately $1,065,000 of Preferred Stockholder Dividends were recorded which included the amortization of the conversion discount and warrants, and the 6% preferred dividends.

     In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock. (See Note 3.) In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. As of December 31, 1997, approximately $26,000 of Preferred Stockholder Dividends were recorded. Series G Preferred Stock Dividends are payable quarterly in shares of Series G Preferred Stock at a rate of 8.25%. Genentech has also agreed to purchase up to $48,000,000 in Series H Preferred Stock. The first such purchase will occur after Alteon and Genentech finalize certain amendments to the agreements. Each share of Series G Preferred Stock is convertible at any time into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market for the twenty business days immediately preceding the date of conversion (the "Conversion Price"). The shares of Series H Preferred Stock will be convertible on the same basis at any time after the earlier of (i) the granting of approval by the U.S. Food and Drug Administration for the marketing and sale of any pimagedine product specified in the Development Collaboration and License Agreement between the Company and Genentech, (ii) termination by Genentech of the Development Collaboration and License Agreement or (iii) December 1, 2002.

     Stock Option Plan

     The Company has established two stock option plans for its employees, officers, directors, consultants and independent contractors. Options to purchase up to 4,192,000 shares of Common Stock may be granted under the first plan ("1987 Plan"). In 1995, a second stock option plan ("1995 Plan") was approved which authorized additional options to purchase 1,000,000 shares of Common Stock and in June 1997 additional options to purchase 1,000,000 shares of Common Stock was authorized.

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

     The following table summarizes the activity in the Company's stock options:

                                                           WEIGHTED
                                                           AVERAGE
                                        EXERCISE PRICE  EXERCISE PRICE
                               OPTIONS    PER SHARE       PER SHARE
                             ---------  --------------  --------------
Balance, December 31, 1994.. 3,415,663
Granted.....................   387,729     $6.88-14.13           $7.68
Exercised...................  (594,352)     0.30- 8.25             .90
Canceled....................  (104,409)     4.36-15.00            9.66
                             ---------
Balance, December 31, 1995.. 3,104,631                            5.88
Granted.....................   418,083      1.00-15.00            6.83
Exercised...................  (314,840)     0.30-10.25            1.22
Canceled....................   (47,079)     4.36-15.00            8.16
                             ---------
Balance, December 31, 1996.. 3,160,795                           $6.44
Granted.....................   852,110       3.88-6.56            5.60
Exercised...................  (179,081)      0.30-6.56             .68
Canceled....................  (174,384)     0.89-14.13            6.75
                             ---------
Balance, December 31, 1997.. 3,659,440                           $6.51
                             =========

     At December 31, 1997, 2,397,839 options were exercisable at a weighted average price of $6.29 per share, and 907,079 shares were available for future grants. The weighted average fair value of the options granted was $4.25, $4.13 and $2.89 during 1995, 1996 and 1997, respectively. The outstanding stock options at December 31, 1997 have a weighted average remaining contractual life of 6.5 years. Included in options at December 31, 1997, are 600,004 options granted to certain executives with option prices ranging from $5.38 per share to $11.15 per share. Such options vest upon the earlier of 10 years after grant or upon achievement of certain Company milestones.

     The Company accounts for the 1987 and 1995 Stock Option Plans under APB Opinion No. 25, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Had compensation costs for these plans been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share applicable to common Stockholders for 1995, 1996 and 1997 would have been $12.6 million, $19.4 million and $28.0 million and $0.95, $1.24 and $1.74, respectively. Because the FASB Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under the FASB Statement No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995, 1996 and 1997, respectively: risk free interest rates ranging from 5.31% to 7.10%, 5.38% to 6.64% and 5.73% to 6.78% respectively; expected life of 2.02 years over the vesting periods; and expected volatility of 70%.

NOTE 8 -- SAVINGS AND RETIREMENT PLAN

     The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code which allows eligible employees to annually contribute a portion of their annual salary to the plan. The Company may make discretionary contributions. To date, the Company has not made any contributions.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     Since the Company's inception, the Company has entered into certain collaborative agreements with organizations which Dr. Anthony Cerami, the Chairman of the Company's Scientific Advisory Board and member of the Company's Board of Directors, was affiliated. Those organizations included The Picower Institute for Medical Research ("The Picower Institute"), The Rockefeller University and since March 1997, Cerami Consulting Corporation. The Company paid to the organizations $1,109,000, $1,006,000 and $284,000 in 1995, 1996,
and 1997, respectively. In addition, the Company paid patent maintenance fees for technology related to the organizations of $217,0000, $137,000 and $168,000 in 1995, 1996 and 1997, respectively. Although the Company has terminated its collaborative relationship with The Picower Institute, the Company has a royalty obligation on all net sales and other revenues associated with certain technologies developed.

     The Chairman of the Company's Scientific Advisory Board, who also serves as a member of the Company's Board of Directors, and three other Scientific Advisory Board members provide consulting services to the Company. Consulting fees paid to these members totaled $178,000 in 1995 and 1996 and $136,000 in 1997, respectively.

     In 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by the officer. In February 1998, the terms of the loan were amended so that interest will stop accruing as of July 1999 and the principal and interest shall be paid in equal installments in July 1999, 2000, and 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. The loan and accrued interest balance was $241,173, $261,946, and $259,925 as of December 31, 1995, 1996, and 1997, respectively. The loan decreased in 1997 due to a $25,000 payment made at December 31, 1997.

NOTE 10 -- INCOME TAXES

     At December 31, 1997, the Company had available net operating tax loss carryforwards, which expire in the years 2006 through 2012, of approximately $76 million for income tax purposes. In addition, the Company has research and development credit carryforwards of approximately $4 million. The amount of net operating loss and research and development credit carryforwards which can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three year period.

     The Company accounts for income tax in accordance with Statement of Financial Accounting Standards No. 109. The components of the deferred tax assets and the valuation allowance are as follows:


                                            DECEMBER 31,
                                    -----------------------------
                                        1996             1997
                                    ------------    -------------
NOL carryforwards..................  $21,000,000      $30,000,000
Research and development credit....    2,600,000        4,000,000
Other temporary differences........      960,000        2,400,000
                                    ------------    -------------
Gross deferred tax assets..........   24,560,000       36,400,000
                                                    -------------
Valuation allowance................  (24,560,000)     (36,400,000)
                                    ------------    -------------
Net-deferred tax assets............ $         --    $          --
                                    ============    =============

     A valuation allowance was established since the realization of the deferred tax assets is uncertain.

                                 EXHIBIT INDEX


Exhibit
  No.         Description of Exhibit
-------      ------------------------

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

3.3 Certificate of Designations of 6% Cumulative Convertible Preferred Stock for Alteon Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

3.4    Certificate of Designations of Series G Preferred Stock of Alteon Inc.

3.5    Certificate of Designations of Series H Preferred Stock of Alteon Inc.

3.6 By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 22, 1996).

4.1 Stockholders' Rights Agreement dated as of July 27, 1995 between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 1995).

4.2 Amendment to Stockholders' Rights Agreement dated as of April 24, 1997 between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 9, 1997).

4.3 Amendment to Stockholders' Rights Agreement dated as of December 1, 1997 between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 1997).

10.1+  Amended and Restated 1987 Stock Option Plan.

10.2+  Amended 1995 Stock Option Plan.  (Incorporated by reference to Exhibit
       10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.3 Form of Employee's or Consultant's Invention Assignment, Confidential Information and Non-Competition Agreement executed by all key employees and consultants as employed or retained from time to time. (Incorporated by Reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1,
       1991).

10.4 Amendment and Assignment of Research and Option Agreement dated as of September 25, 1987 among Telos, The Rockefeller, the Company and Anthony Cerami. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.5 License Agreement dated as of September 25, 1987 among Telos, Applied Immune Sciences, Inc., the Company and The Rockefeller as amended by letter agreement dated September 25, 1987 and letter agreement dated August 15, 1991. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.6 Stock Purchase Agreement dated as of June 16, 1989 between the Company and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1,
       1991).

10.7* License Agreement dated as of June 16, 1989 between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.8* Research and Development Collaboration Agreement dated as of June 16, 1989 between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.9 Letter Agreement dated June 21, 1989 between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.10 Consulting Agreement dated September 1, 1991 between the Company and Anthony Cerami, Ph.D. (Incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.11* Research and License Agreement dated as of September 5, 1991 between the
       Company and The Picower Institute for Medical Research. (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1,
       1991).

10.12 Amendment dated as of September 17, 1992 to the Research and Development Collaboration Agreement dated as of June 16, 1989, between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1992).

10.13 Lease Agreement dated January 11, 1993 between Ramsey Associates and the Company. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.14+ Employment Agreement dated July 13, 1993 between the Company and Jere E.
       Goyan. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.15+ Employment Agreement dated as of February 28, 1994 between the Company and James J. Mauzey. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 1994).

10.16 Lease Agreement dated June 6, 1994 between the Company and Financing for Science International, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17* License Agreement dated as of December 30, 1994 between the Company and
       Corange International Limited.  (Incorporated by reference to Exhibit
       10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18+ Employment Agreement dated as of February 27, 1995 between the Company and Kenneth I. Moch. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 1995).

10.19+ Employment Agreement dated as of March 27, 1995 between the Company and
       Kenneth Cartwright. (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.20* Research Collaboration and License Agreement dated as of June 2, 1995 between Washington University and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 1995).

10.21 Distribution Agreement dated September 25, 1995 between the Company and Eryphile BV. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 24, 1995).

10.22 Clinical Testing Agreement dated September 25, 1995 between the Company and Eryphile BV. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 24, 1995).

10.23+ Employment Agreement dated as of October 21, 1995 between the Company and Elizabeth O'Dell. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1995).

10.24+ Alteon Inc. Change in Control Severance Benefits Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 1996).

10.25+ Letter Agreement dated July 10, 1996 between the Company and Jere E.
       Goyan amending Employment Agreement dated July 13, 1993. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.26+ Letter Agreement dated January 29, 1997 between the Company and Kenneth
       Cartwright amending Employment Agreement dated March 27, 1995. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.27+ Letter Agreement dated January 29, 1997 between the Company and Elizabeth
       A. O'Dell amending Employment Agreement dated October 21, 1995. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.28+ Letter Agreement dated January 30, 1997 between the Company and James J.
       Mauzey amending Employment Agreement dated February 28, 1994. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.29+ Letter Agreement dated March 27, 1997 between the Company and Kenneth
       Cartwright amending Employment Agreement dated March 27, 1995, as amended. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.30* Clinical Services Agreement dated as of August 11, 1996 between the
       Company and Quintiles, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.31 Registration Rights Agreement dated as of April 24, 1997 between Alteon Inc. and the investors named on the signature page thereof.
       (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

10.32 Preferred Stock Investment Agreement dated as of April 24, 1997 between Alteon Inc. and the investors named on the signature page thereof. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

10.33* License and Supply Agreement dated June 17, 1997 between IDEXX
       Laboratories, Inc. and Alteon Inc.  (Incorporated by reference to Exhibit
       10.1 to the Company's Report on Form 10-Q filed on July 13, 1997).

10.34* Supply Agreement dated September 12, 1997 between Ganes Chemicals Inc.
       and Alteon Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 1997).

10.35+ Letter Agreement dated September 15, 1997 between the Company and
       Kenneth I. Moch amending Employment Agreement dated February 27, 1995.

10.36+ Letter Agreement dated October 21, 1997 between the Company and
       Elizabeth A. O'Dell amending Employment Agreement dated October 21, 1995, as amended (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed on November 12, 1997)

10.37 Stock Purchase Agreement dated as of December 1, 1997 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 1997).

10.38* Development Collaboration and License Agreement dated as of December 1,
       1997 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 10, 1997).

10.39+ Letter Agreement dated February 24, 1998 between the Company and Jere E.
       Goyan amending Employment Agreement dated July 13, 1993, as amended.

27     Financial Data Schedule.
---------------

* Confidentiality has been granted for a portion of this exhibit

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) to this Form 10-K.