Form 10-K/A
period 1997-12-31
ALTEON INC /DE
filed 1998-04-29
CIK 878903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 25, 1998:

Class                                     Number of Shares
Common Stock, $.01 par value                    17,974,125


Documents incorporated by reference:  None

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION REGARDING DIRECTORS

         The current Board of Directors is comprised of the following persons:

                                                    SERVED AS A
NAME                             AGE               DIRECTOR SINCE            POSITIONS WITH THE COMPANY
----                             ---               --------------            --------------------------
James J. Mauzey                  49                    1994                  Chairman of the Board and
                                                                             Chief Executive Officer
Jere E. Goyan                    67                    1993                  President, Chief Operating
                                                                             Officer and Director
Marilyn G. Breslow               54                    1988                  Director
Robert N. Butler                 71                    1996                  Director
Anthony Cerami                   57                    1993                  Director
Alan J. Dalby                    61                    1994                  Director
David McCurdy                    48                    1997                  Director
Mark Novitch                     66                    1994                  Director

         The principal occupations and business experience, for at least the past five years, of each director are as follows:

         James J. Mauzey, Chairman and Chief Executive Officer, joined the Company in March 1994. From November 1992 until he joined the Company, Mr. Mauzey was a Corporate Division President of Bristol-Myers Squibb Company. Mr. Mauzey has over 20 years of experience in the pharmaceutical industry. He began his career at American Cyanamid Company's Lederle Laboratories Division, where he held numerous sales, marketing and executive positions during his 17 years with the company, serving as both Vice President of the Lederle Laboratories U.S. Pharmaceutical Division and Vice President of the Lederle International Division. Mr. Mauzey joined The Squibb Corporation as President of its U.S. Pharmaceutical Group in 1989. Following the merger of Bristol-Myers Company and Squibb Corporation, Mr. Mauzey was named President of Bristol- Myers Squibb Company's newly integrated U.S. Pharmaceutical Division, where he was responsible for Squibb Pharmaceuticals, Bristol Laboratories and Mead Johnson Pharmaceuticals.

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

         Alan J. Dalby was elected as a director of the Company in December 1994. Mr. Dalby is Chairman of Reckitt & Colman, plc, a household products company. Mr. Dalby is the former Chairman and Chief Executive Officer and a founder of Cambridge NeuroScience, Inc., an emerging pharmaceutical company focused on neurobiology. Prior to joining Cambridge NeuroScience, Inc., he was Executive Vice President and a member of the Board of Directors of SmithKline Beckman Corporation, retiring in 1987. Mr. Dalby is a director of Medeva plc.

         Marilyn G. Breslow has been a director of the Company since June 1988. She has been a Portfolio Manager/Analyst for W.P. Stewart & Co., Inc., an investment advisory firm in New York City, since 1990, and is a Principal and Director of that firm. She was a General Partner of Concord Partners and a Vice President of Dillon, Read & Co. Inc. from 1984 to 1990.

         Robert N. Butler, M.D. was elected as a director of the Company in June 1996. He is the Chief Executive Officer of the International Longevity Center (ILC-USA), which he co-founded in 1990, and Professor of Geriatrics at the Henry
L. Schwartz Department of Geriatrics and Adult Development at the Mount Sinai Medical Center. From 1975 to 1982, he was the first and founding director of the National Institute of Aging of the National Institutes of Health. In 1976, Dr. Butler won the Pulitzer Prize for his book "Why Survive? Being Old in America." He held the Brookdale Professorship of Geriatrics from 1982 to 1995 at the Mount Sinai Medical Center where he founded the department. Dr. Butler serves on the board of Neurogen Corporation, a development-stage biotechnology company working on anxiolytics, and serves on the Scientific Advisory Boards of Geron Corporation, a development-stage biotechnology company working on aging, with emphasis on the effect of telomeres, and Genesis Health Ventures, a leading eldercare company. He also serves as an independent trustee of the AARP-Scudder Fund.

         Anthony Cerami, Ph.D., is a founder of the Company and has been Chairman of the Scientific Advisory Board of the Company since December 1987 and a member of the Company's Board of Directors since October 1993. In October 1996, he joined Cerami Consulting Corp., a biotechnology consulting corporation. Dr. Cerami was the President of The Picower Institute for Medical Research, which he helped establish in October 1991, prior to his retirement from such entity in September 1996. Prior to joining The Picower Institute for Medical Research, he was Dean of Graduate and Postgraduate Studies at The Rockefeller University since 1986, a Professor at The Rockefeller University since 1978 and the Head of the Laboratory of Medical Biochemistry at The Rockefeller University since 1972. Dr. Cerami has been elected to membership in the National Academy of Sciences and the Institute of Medicine. He received his Ph.D. from The Rockefeller University.

         David McCurdy, who became a director of the Company in June 1997, is currently the Chairman and Managing Partner of the McCurdy Group LLC, a business consulting and investment firm focused on high-growth companies in the fields of healthcare, high technology and international business. Prior to forming the McCurdy Group, he served for 14 years in the U.S. House of Representatives from the fourth district of Oklahoma. In addition to serving as a consultant to over a dozen healthcare and high technology companies, Mr. McCurdy is a partner in the Switzer Group, an organization that invests in, owns and operates medical and healthcare facilities in the U.S. and Asia.

         Mark Novitch, M.D., was elected as a director of the Company in June 1994. Dr. Novitch is an Adjunct Professor of Health Care Sciences at The George Washington University. He retired as Vice Chairman and Chief Compliance Officer of the Upjohn Company in December 1993. Prior to joining Upjohn in 1985, he was Deputy Commissioner of the U.S. Food and Drug Administration. Dr. Novitch is a director of Guidant Corporation, a supplier of cardiology and minimally invasive surgery products; Neurogen Corporation, a biopharmaceutical firm focused on central nervous system disorders; Calypte Biomedical, a developer of urine-based diagnostics; and Kos Pharmaceuticals, Inc., a developer of pharmaceutical products for cardiovascular and respiratory conditions.

INFORMATION REGARDING OFFICERS

         The following table identifies the current executive officers of the
Company:

         NAME                   AGE        CAPACITIES IN WHICH SERVED           IN CURRENT POSITIONS SINCE
         ----                   ---        --------------------------           --------------------------
James J. Mauzey                  49      Chairman of the Board and                      March 1994
                                            Chief Executive Officer

Jere E. Goyan                    67      President, Chief Operating                     May 1993
                                            Officer and Director

Kenneth I. Moch                  43      Senior Vice President, Finance                 February 1995
                                            and Business Development
                                            and Chief Financial Officer

Kenneth Cartwright               62      Senior Vice President,                         January 1994
                                            Development and Regulatory
                                            Affairs

Elizabeth A. O'Dell              38      Vice President, Finance and                    October 1993
                                            Administration, Secretary and
                                            Treasurer

         The principal occupations and business experience of each officer which is not serving as a director of the Company are as follows:

         Kenneth I. Moch, Senior Vice President, Finance and Business Development and Chief Financial Officer, joined Alteon in February 1995. From 1990 to 1995 he was President and Chief Executive Officer of Biocyte Corporation, a cord blood stem cell-based cellular therapy company. He was a co-founder and Managing General Partner of Catalyst Ventures, a seed-stage venture capital partnership, from 1988 through 1989. He was a founder and served as Vice President of The Liposome Company, Inc. from 1982 to 1988, where he was involved in all aspects of that company's growth from a start-up research laboratory into a publicly-held biopharmaceutical firm. From 1980 until 1982, Mr. Moch was a management consultant with McKinsey & Company, Inc.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1997 except Dr. Cerami's Form 4 for December 1996 for four transactions was filed on April 21, 1997 and Ms. O'Dell's Form 4 for January 1997 for one transaction was filed on February 12, 1997.


ITEM 11.     EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

         Directors of the Company not compensated as employees receive $1,500 per meeting for their service to the Board. Furthermore, directors of the Company not compensated as employees receive, upon election to the Board, a stock option for 33,600 shares of Common Stock (subject to adjustment if they received stock options upon appointment to the Board between Annual Meetings of Stockholders to fill a vacancy or newly-created directorship) at an exercise price equal to the fair market value of the Common Stock on the date of grant. The stock options vest in three equal annual installments over the director's term of service. All of the directors are reimbursed for their expenses for each Board and committee meeting attended.

EXECUTIVE OFFICERS' COMPENSATION

         The following table sets forth certain information concerning the annual and long-term compensation for the fiscal years ended December 31, 1997, 1996, and 1995 of the Company's chief executive officer and the other four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 1997 (collectively, the "Named Officers").


                           SUMMARY COMPENSATION TABLE


                                                                                             LONG TERM
                                                                                            COMPENSATION
                                                         ANNUAL COMPENSATION                   STOCK
                                                                                            OPTION AWARDS           ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR         SALARY         BONUS              (NUMBER OF SHARES)       COMPENSATION
---------------------------                ----         ------         -----              ------------------       ------------
James J. Mauzey..........................  1997         $300,000       $ 50,000                 50,000                   ---
 Chairman of the Board and                 1996          300,000        150,000 (1)            150,000                   ---
 Chief Executive Officer                   1995          300,000        110,000 (2)             20,000                $45,823 (3)

Jere E. Goyan ...........................  1997         $262,500       $ 16,666                 33,333                $54,000 (5)
 President and                             1996          262,500         50,000 (4)             33,004                 54,000 (5)
 Chief Operating Officer                   1995          262,500         35,000                 15,000                 54,000 (5)

Kenneth Cartwright ......................  1997         $200,280       $  7,500                101,000                   ---
 Senior Vice President,                    1996          194,922           ---                  16,000                   ---
 Development and Regulatory                1995          191,100           ---                    ---                    ---
 Affairs

Kenneth I. Moch .........................  1997         $185,592       $ 12,500 (6)             25,000                   ---
 Senior Vice President,                    1996          178,460         30,000 (7)             10,000                   ---
 Finance and Business Development          1995          141,964         55,000 (8)            170,000                   ---
 and Chief Financial Officer

Elizabeth A. O'Dell .....................  1997         $120,841       $  5,000 (9)            110,000                   ---
 Vice President,  Finance and              1996          109,307           ---                   9,000                   ---
 Administration, Secretary and             1995          112,815           ---                   7,500                   ---
 Treasurer


(1)      Represents a deferred performance bonus for the year ending December
         31, 1996

(2)      Represents a deferred performance bonus for the year ending December
         31, 1995.

(3) Represents reimbursement for certain moving expenses and relocation expenses.

(4)      Represents a deferred performance bonus for the year ending December
         31, 1996.

(5)      Represents a housing allowance.

(6)      Represents a deferred performance bonus for the year ending December
         31, 1997.

(7)      Represents a deferred performance bonus for the year ending December
         31, 1996.

(8) Includes a signing bonus of $25,000 and a deferred performance bonus of $30,000 for the year ending December 31, 1995.

(9)      Represents a deferred performance bonus for the year ending December
         31, 1997.

         The following table sets forth certain information concerning grants of stock options during the fiscal year ended December 31, 1997, to the Named Officers.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZABLE
                                                                                                   VALUE AT ASSUMED
                                               PERCENTAGE                                          ANNUAL RATES OF
                                                OF TOTAL                                             STOCK PRICE
                                                OPTIONS                                           APPRECIATION FOR
                                               GRANTED TO       EXERCISE OR                        OPTION TERM (1)
                                    OPTIONS   EMPLOYEES IN      BASE PRICE      EXPIRATION       ------------------
             NAME                   GRANTED    FISCAL 1997      PER SHARE          DATE           5%           10%
             ----                   -------     ------------     -----------       ----          ----         -----
James J. Mauzey (2)..........        50,000         7.9%           $6.563         12/03/07      $206,356     $522,947

Jere E. Goyan (3)............        33,333         5.3%           $6.563         12/03/07       137,569      348,628

Kenneth Cartwright (4).......        36,000         5.7%           $5.625         03/27/07         2,741      124,312
                                     65,000        10.2%            6.563         12/03/07       268,263      679,831

Kenneth I. Moch (5) .........        25,000         3.9%           $6.563         12/03/07       103,178      261,473

Elizabeth A. O'Dell (6)......        50,000         7.9%           $5.625         01/31/07       176,877      448,240
                                     50,000         7.9%            5.625         10/21/07       248,141      561,716
                                     10,000         1.6%            6.563         12/03/07        41,271      104,589


(1) The dollar amounts under these columns are the result of calculations assuming that the price of Common Stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price over the option term of ten years.

(2) Option became exercisable as to 25,000 shares on December 4, 1997 and will become exercisable as to 25,000 shares on December 4, 1999.

(3) Option became exercisable as to 16,666 shares on December 4, 1997 and will become exercisable as to 16,667 shares on December 4, 1999.

(4) Option for 36,000 shares became exercisable as to 1,000 shares each month commencing April 27, 1997. The options for 65,000 shares became exercisable as to 7,500 shares on December 4, 1997 and will become exercisable as to 7,500 shares on December 4, 1999 and as to 50,000 shares on an accepted filing of a New Drug Application for pimagedine, or on December 3, 2007, whichever occurs earlier.

(5) Option became exercisable as to 12,500 shares on December 4, 1997 and will become exercisable as to 12,500 shares on December 4, 1999.

(6) First option for 50,000 shares became exercisable as to 28,000 shares on January 31, 1997 and as to 2,000 shares each month commencing February 28, 1997. Second option for 50,000 shares became exercisable as to 1,388 shares each month commencing October 21, 1997. Option for 10,000 shares became exercisable as to 5,000 shares on December 4, 1997 and will become exercisable as to 5,000 shares on December 4, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information with respect to exercises of options to purchase Common Stock during the fiscal year 1997 by the Named Officers and unexercised options to purchase Common Stock held by the Named Officers at December 31, 1997.

                                                                        NUMBER OF UNEXERCISED
                                                                            OPTIONS HELD AT                 VALUE OF UNEXERCISED
                                          SHARES          VALUE            DECEMBER 31, 1997                IN-THE-MONEY OPTIONS
                                        ACQUIRED ON      REALIZED          -----------------              AT DECEMBER 31, 1997 (1)
             NAME                       EXERCISE (#)       ($)        EXERCISABLE     UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
             ----                       ------------     --------     -----------     -------------     -----------    -------------
James J. Mauzey...................          ---            ---          425,000          310,000        $   45,958     $    309,463

Jere E. Goyan.....................          ---            ---          289,970          199,967           262,649           12,508

Kenneth Cartwright................          ---            ---          203,601           92,000         1,116,447          103,265

Kenneth I. Moch...................          ---            ---          146,500           58,500            96,786           44,556

Elizabeth A. O'Dell...............          ---            ---          105,278           59,722           109,580           90,731


(1) Based on the closing price on the Nasdaq National Market on December 31, 1997 ($7.313)


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The persons who served as members of the Compensation Committee of the Board of Directors during 1997 were Marilyn G. Breslow, Louis Fernandez, Ph.D. (until his retirement on June 10, 1997), Mark Novitch, M.D., Robert N. Butler, M.D., and David McCurdy. None of the members of the Compensation Committee was an officer, former officer or employee of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General Policies

         The Compensation Committee (the "Committee") of the Board of Directors is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. It also makes recommendations to the Board of Directors concerning the granting of options under the Company's Amended and Restated 1987 Stock Option Plan and Amended 1995 Stock Option Plan. The Committee currently consists of Mark Novitch, M.D., Marilyn G. Breslow, Robert
N. Butler, M.D. and David McCurdy, four non-employee directors of the Company.

         Under the supervision of the Committee, the Company has developed and implemented compensation policies, plans and programs which (1) provide a total compensation package which is intended to be competitive within the industry so as to enable the Company to attract and retain high-caliber executive personnel, and (2) seek to align the financial interests of the Company's employees with those of its stockholders by relying heavily on long-term incentive compensation which is tied to performance.

         The primary components of executive compensation include base salary and long-term equity incentives in the form of stock options. As the Company has not yet generated any revenue from the sale of pharmaceutical products, the Company relies on long-term incentive compensation (i.e., stock options) to motivate the executive officers and other employees. This allows the Company to retain cash for research projects. In determining the size of such stock option grants to individual executives, the Committee considers a number of factors, including the following: the level of an executive's job responsibilities; the executive's past performance; the size and frequency of grants by comparable companies; the executive's salary level; performance of the Company as measured by the accomplishment of key business development and clinical milestones; the size of any prior grants; and the achievement of designated milestones by the executive. The Committee assigns no specific weight to any of the foregoing, other than achievement of designated milestones by the executive in cases where the executive's employment agreement provides for a grant of a specific size upon achievement of the milestone, when making determinations as to the size of stock option grants.

         Executive officers are also eligible to earn an annual cash incentive award, the amount of which is based upon (1) the position level of the executive officer, and (2) the attainment of specific individual non-financial performance objectives. The Committee sets the performance objectives at the beginning of the fiscal year.

         The Chief Executive Officer and the Chief Operating Officer are responsible for the development of the annual salary plan for executive officers other than themselves. The plan is based on industry and peer group comparisons and national surveys and on performance judgments as to the past and expected future contributions of the individuals. To maintain a competitive level of compensation, the Company targets base salary at the mid to upper percentiles of a comparative group composed of other biotechnology companies. Base salary may exceed this level as a result of individual performance. The Committee reviews the annual plan and makes recommendations to the Board of Directors, with any modifications it deems appropriate. The Committee believes it has established executive compensation levels which are competitive with companies in the industry taking into account individual experience, performance of both the Company and the individual, company size, location and stage of development.

Compensation of the Chief Executive Officer

         Mr. Mauzey's compensation was determined on the basis of his expertise and experience which include approximately 25 years of experience in the pharmaceutical industry. Compensation awarded to Mr. Mauzey in 1997 included base salary, a performance bonus based on the achievement of milestones (including, inter alia, securing a corporate partnership for pimagedine, maintaining the Company's cash burn rate from operations at budget, filing a new investigational drug application with the U.S. Food and Drug Administration, and completion of a Phase II trial for pimagedine) and stock options.

         Effective January 1, 1994, the Internal Revenue Code does not permit corporations to deduct payment of certain compensation in excess of $1,000,000 to the chief executive officer and the four other most highly-paid executive officers. All compensation paid to the Company's executive officers for 1997 will be fully deductible and the Committee anticipates that amounts paid as cash compensation will continue to be fully deductible because the amounts are expected to be less than the $1,000,000 threshold. Under certain circumstances, the executive officers may realize compensation upon the exercise of stock options granted under the Company's stock option plans which would not be deductible by the Company. The Company expects to take such action as is necessary to qualify its stock option plans as "performance-based compensation," which is not subject to the limitation, if and when the Committee determines that the effect of the limitation on deductibility warrants such action.

            Mark Novitch, M.D.
            Marilyn G. Breslow
            Robert N. Butler, M.D.
            David McCurdy

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareowner return on the Company's Common Stock to the cumulative total return of the NASDAQ CRSP Total Return Index for the NASDAQ Stock Market (U.S. Companies) (the "NASDAQ-US") and the NASDAQ Pharmaceutical Stocks Index (the "NASDAQ-Pharm") for the period commencing December 31, 1992 and ended December 31, 1997.

                     ALTEON INC. RELATIVE STOCK PERFORMANCE






[INSERT GRAPH]





                       31-Dec-92    31-Dec-93     31-Dec-94    31-Dec-95    31-Dec-96    31-Dec-97
                      -----------  -----------   -----------  -----------  -----------  -----------
Alteon Inc. .......      100.00        54.84         36.29       104.03        33.87        47.18
NASDAQ US .........      100.00       114.79        112.21       158.68       195.19       239.63
NASDAQ Pharm ......      100.00        89.13         67.08       122.73       122.86       127.19


EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         James J. Mauzey entered into a three year employment agreement with the Company on February 28, 1994 which was amended on January 30, 1997 to extend the term of employment through January 30, 2000. Under the terms of the agreement, Mr. Mauzey serves as Chief Executive Officer and is currently entitled to an annual salary of $300,000, which is subject to annual review by the Board of Directors. Mr. Mauzey is also eligible, at the discretion of the Compensation Committee, to receive a bonus of up to $50,000 and stock options for each year during the term of the agreement.

         Jere E. Goyan entered into an employment agreement with the Company on July 13, 1993, which was amended on February 24, 1998 to extend the term of employment through July 13, 1999. Under the agreement, he is currently entitled to a salary of $262,500, which is subject to annual review by the Board of Directors. Dr. Goyan is also eligible, at the discretion of the Board of Directors, to receive a bonus of up to $50,000 in the form of cash and/or stock options for the year ending December 31, 1998.

         Kenneth I. Moch entered into a three year employment agreement with the Company on February 27, 1995, which was amended on September 15, 1997 to extend the term of employment through February 27, 2001. Under the terms of the agreement, Mr. Moch is entitled to an annual salary of $195,000 during the first year of the extended term of employment, $205,000 during the second year, and $215,000 during the third year. Mr. Moch is eligible, at the discretion of the Board of Directors, to receive a yearly bonus of up to $15,000 and stock options for up to 30,000 shares of Common Stock.

         Kenneth Cartwright entered into an employment agreement with the Company on March 27, 1995, which was amended on March 27, 1997 to extend the term of employment through March 27, 2000. Under the agreement, he is currently entitled to an annual salary of $194,922, which is subject to annual review by the Board of Directors. Dr. Cartwright is also eligible, at the discretion of the Board of Directors, to receive a bonus in the form of cash and/or stock options for 1998 and 1999.

         Elizabeth A. O'Dell entered into an employment agreement with the Company as of October 21, 1995, which was amended on October 21, 1997 to extend the term through October 21, 2000. Under the agreement she is currently entitled to an annual salary of $120,852, which is subject to annual review by the Board of Directors. Ms. O'Dell is also eligible, at the discretion of the Board of Directors, to receive a bonus in the form of cash and/or stock options for 1998 and 1999.

         In addition to provisions in the above-described agreements requiring each individual to maintain the confidentiality of Company information and assign inventions to the Company, such executive officers have agreed that during the terms of their agreements and for one year thereafter, they will not compete with the Company by engaging in any capacity in any business which is competitive with the business of the Company. Each of the above employment agreements provides that either party may terminate the agreement upon 30 days' prior written notice, subject to certain salary continuation obligations of the Company if it terminates the agreements without cause (as to Mr. Mauzey 12 months and as to Dr. Goyan, Mr. Moch, Dr. Cartwright, and Ms. O'Dell 6 months).

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

401(K) PLAN

         In 1990, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1998) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan does not require additional matching contributions to the Plan by the Company on behalf of participants in the Plan. Contributions by employees to the Plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan in any of eight investment options.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There were, as of March 2, 1998, approximately 333 holders of record of the Company's Common Stock. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 2, 1998, except as otherwise set forth below, (i) by each person who is known to the Company to own beneficially more than 5% of the Common Stock, and (ii) by each current director and Named Officer, and by all current directors and officers as a group.

                                                                           AMOUNT AND NATURE OF           PERCENT OF
NAME OF BENEFICIAL OWNER (1)                                              BENEFICIAL OWNERSHIP (1)         CLASS (2)
----------------------------                                              ------------------------        ----------
(i) Certain Beneficial Owners:

Amerindo Investment Advisors Inc.
  388 Market Street, Suite 950
  San Francisco, CA  94111...............................                       1,358,000 (3)                 7.6%

(ii) Current Directors and Named Officers:

James J. Mauzey .........................................                         450,000 (4)                 2.4%

Jere E. Goyan ...........................................                         304,175 (5)                 1.7%

Marilyn G. Breslow.......................................                          56,004 (6)                    *

Robert N. Butler ........................................                          11,200 (7)                    *

Kenneth Cartwright ......................................                         237,601 (8)                 1.3%

Anthony Cerami ..........................................                         631,110 (9)                 3.4%

Alan J. Dalby ..... .....................................                          37,954 (10)                   *

David McCurdy ...........................................                               0 (11)                   *

Kenneth I. Moch  ........................................                         152,750 (12)                   *

Mark Novitch ............................................                          38,600 (13)                   *

Elizabeth A. O'Dell  ....................................                         113,459 (14)                   *

All current directors and officers as a group (11
persons)                                                                        2,032,853 (15)               10.3%
-------------------


*        Less than one percent.

(1) Except as discussed below, none of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property law, where applicable.

(2) Applicable percentage of ownership is based on 17,964,765 shares of Common Stock outstanding.

(3)      Reflects beneficial ownership as of February 28, 1998.

(4) Includes 450,000 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 285,000 shares of Common Stock granted to Mr. Mauzey.

(5) Includes 303,275 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 186,662 shares of Common Stock granted to Dr. Goyan.

(6) Includes 56,004 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 11,196 shares of Common Stock granted to Ms. Breslow.

(7) Includes 11,200 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 33,600 shares of Common Stock granted to Dr. Butler.

(8) Includes 207,601 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 88,000 shares of Common Stock granted to Dr. Cartwright.

(9) Includes 257,666 shares of Common Stock and 373,444 shares of Common Stock issuable to Dr. Cerami upon the exercise of options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 40,716 shares of Common Stock granted to Dr. Cerami.

(10) Includes 37,954 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable with 60 days after March 2, 1998. Does not include options to purchase 2,177 shares of Common Stock granted to Mr. Dalby.

(11) Does not include options to purchase 33,600 shares of Common Stock granted to Mr. McCurdy.

(12) Includes 152,750 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 52,250 shares of Common Stock granted to Mr. Moch.

(13) Includes 33,600 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 33,600 shares of Common Stock granted to Dr. Novitch.

(14) Includes 111,459 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998 and 2,000 shares of Common Stock held by Ms. O'Dell's husband. Does not include options to purchase 53,541 shares of Common Stock granted to Ms. O'Dell.

(15) Includes 1,737,287 shares of Common Stock subject to options which were exercisable as of March 2, 1998 or which will become exercisable within 60 days after March 2, 1998. Does not include options to purchase 820,342 shares of Common Stock granted to the officers and directors.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONSULTING AGREEMENTS

         The Company has entered into consulting arrangements with key consultants and members of its Scientific Advisory Board who advise the Company about present and long-term scientific planning, research and development. In September 1991, the Company entered into a four-year consulting agreement with Dr. Anthony Cerami, a director of the Company. Under this consulting agreement and the consulting arrangement which has continued following the agreement's expiration, Dr. Cerami is paid $100,000 per year to serve as Chairman of the Scientific Advisory Board and perform general advisory and consulting services.

         The Company is currently discussing the terms of an agreement with Cerami Consulting Corporation ("Cerami Consulting"), a corporation of which Dr. Anthony Cerami is the President and his daughter, Dr. Carla Cerami, is the sole shareholder, pursuant to which Cerami Consulting will provide consulting services to the Company. The Company is also discussing the terms of a multi-year research agreement with Kenneth S. Warren Laboratories, Inc. ("Warren Laboratories"), pursuant to which Warren Laboratories will conduct research and development of such of the Company's technology as the parties may agree upon. Warren Laboratories is a non-profit corporation of which Dr. Anthony Cerami is a director and the President and Dr. Carla Cerami is a director and the Secretary and Treasurer. Cerami Consulting and Dr. Anthony Cerami are currently providing these consulting and research and development services to the Company in anticipation of the agreements.

REGISTRATION RIGHTS

         In December 1990, the Company, the holders of each of the common shares underlying certain Preferred Stock and certain holders of the Common Stock, including Dr. Anthony Cerami, entered into an Amended and Restated Registration and Right of First Offer Agreement (the "Rights Agreement") pursuant to which the Company granted certain registration rights and rights of first offer to certain stockholders. The Rights Agreement terminated March 1, 1997.

INDEBTEDNESS OF MANAGEMENT

         In July 1993 the Company lent $200,000 to Jere E. Goyan at an interest rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. Dr. Goyan is the President, Chief Operating Officer and a director of the Company. The loan is secured by a second mortgage on the premises purchased by Dr. Goyan. In February 1998 the terms of the loan were amended so that interest will stop accruing as of July 1999 and the principal and interest shall be paid in equal installments in July, 1999, 2000 and 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. The largest aggregate amount outstanding during fiscal year 1997 was $284,925 on December 31, 1997. A $25,000 payment was made at December 31, 1997. As of March 2, 1998, $263,631, including accrued interest, remained outstanding.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ALTEON INC.


                                          By: /s/ James J. Mauzey
                                              ----------------------------------
                                              James J. Mauzey
                                              Chairman of the Board and
                                              Chief Executive Officer

                                              Date: April 29, 1998