Form 10-Q
period 1998-03-31
ALTEON INC /DE
filed 1998-05-15
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                            MARCH 31,  1998

Commission File Number                       0-19529

                                   ALTEON INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-3304550
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No.)

170 WILLIAMS DRIVE, RAMSEY, NEW JERSEY                                  07446
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

On April 30, 1998, 17,974,125 shares of Registrant's Common Stock were outstanding.

                                   ALTEON INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

         Item 1. - Financial Statements:

                  Balance sheets as of December 31, 1997
                  and March 31, 1998...........................................3

                  Statements of operations for the three months ended
                  March 31, 1997 and 1998......................................4

                  Statements of cash flows for the three months ended
                  March 31, 1997 and 1998......................................5

                  Notes to financial statements................................6

         Item 2. - Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations.......................................8

PART II. OTHER INFORMATION

         Item 6. - Exhibits and Reports on Form 8-K...........................11

SIGNATURES....................................................................14

                                   ALTEON INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       DECEMBER 31,           MARCH 31,
                                                                          1997                  1998
                                                                      -------------        -------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................       $  20,423,675        $   3,819,375
  Short-term investments ......................................           8,550,063           18,889,272
  Other current assets ........................................             468,680              614,765
                                                                      -------------        -------------
     Total current assets .....................................          29,442,418           23,323,412
Property and equipment, net ...................................           3,183,362            3,040,463
Deposits and other assets .....................................             261,358              268,226
Restricted cash ...............................................             620,400              620,400
                                                                      -------------        -------------
  Total assets ................................................       $  33,507,538        $  27,252,501
                                                                      =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................................       $     921,637        $     870,651
  Accrued expenses ............................................           5,969,384            5,996,346
  Obligations under capital leases ............................             161,581               81,558
                                                                      -------------        -------------
     Total current liabilities ................................           7,052,602            6,948,555
                                                                      -------------        -------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 1,993,329 shares authorized, and 942 and 961 shares issued and outstanding, as of
    December 31, 1997 and March 31, 1998, respectively ........                   9                   10

  Common stock, $.01 par value; 30,000,000 shares
    authorized and 17,922,319 and 17,974,125 shares issued
    and outstanding, as of December 31, 1997 and March 31,
    1998, respectively ........................................             179,223              179,741

  Additional paid-in capital ..................................         105,585,019          106,167,039
  Accumulated deficit .........................................         (79,303,374)         (86,028,009)
  Unrealized losses on short-term investments .................              (5,941)             (14,835)
                                                                      -------------        -------------
     Total stockholders' equity ...............................          26,454,936           20,303,946
                                                                      -------------        -------------
  Total liabilities and stockholders' equity ..................       $  33,507,538        $  27,252,501
                                                                      =============        =============

                 See accompanying notes to financial statements

                                  ALTEON INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       --------------------------------
                                                           1997                1998
                                                       ------------        ------------
Revenues:
  Investment income ............................       $    443,969        $    385,452
Expenses:
  Research and development .....................          5,298,807           5,803,596
  General and administrative ...................            914,315           1,105,183
  Interest .....................................              8,425               2,572
                                                       ------------        ------------
     Total expenses ............................          6,221,547           6,911,351
                                                       ------------        ------------
Net loss .......................................       $ (5,777,578)       $ (6,525,899)
                                                       ------------        ------------
Preferred stock dividends ......................                 --             198,735
                                                       ------------        ------------
Net loss applicable to common shareholders .....       $ (5,777,578)       $ (6,724,634)
                                                       ============        ============
Basic loss per share to common shareholders ....       $      (0.37)       $      (0.37)
                                                       ============        ============
Diluted loss per share to common shareholders ..       $      (0.37)       $      (0.37)
                                                       ============        ============
Weighted average common shares used in computing
  basic and diluted loss per share .............         15,708,936          17,954,962
                                                       ============        ============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    --------------------------------
                                                                                       1997                 1998
                                                                                    ------------        ------------
Cash Flows from Operating Activities:
  Net loss ..................................................................       $ (5,777,578)       $ (6,525,899)
  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .......................................            195,362             162,529
        Amortization of deferred compensation ...............................              4,794             200,154
        Changes in operating assets and liabilities:
           Other current assets .............................................            242,450            (146,085)
           Other assets .....................................................             (1,772)             (6,868)
           Accounts payable and accrued expenses ............................         (1,552,421)            (24,024)
                                                                                    ------------        ------------
           Net cash used in operating activities ............................         (6,889,165)         (6,340,193)
                                                                                    ------------        ------------
Cash Flows from Investing Activities:
  Capital expenditures ......................................................                 --             (19,630)
  Purchases of marketable securities ........................................        (37,412,000)        (48,664,422)
  Sales and maturities of marketable securities .............................         38,465,983          38,316,319
                                                                                    ------------        ------------
           Net cash provided by (used in) investing activities ..............          1,053,983         (10,367,733)
                                                                                    ------------        ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock ....................................              6,925             183,649
  Principal payments under capital lease obligations ........................            (74,169)            (80,023)
                                                                                    ------------        ------------
           Net cash (used in) provided by financing activities ..............            (67,244)            103,626
                                                                                    ------------        ------------
Net (decrease)/increase in cash and cash equivalents ........................         (5,902,426)        (16,604,300)
Cash and cash equivalents, beginning of period ..............................         31,497,633          20,423,675
                                                                                    ------------        ------------
Cash and cash equivalents, end of period ....................................       $ 25,595,207        $  3,819,375
                                                                                    ============        ============
Supplemental disclosures of cash flow information:
           Cash paid for interest ...........................................       $      8,425        $      2,572
                                                                                    ============        ============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash and cash equivalents include highly liquid investments which have a maturity of less than ninety days at the time of purchase. Short-term investments are recorded at fair market value. As of March 31, 1998, short-term investments were invested in debt instruments of the U.S. Government, government agencies and financial institutions and corporations with strong credit ratings.

         At March 31, 1998, $18,889,272 of the Company's short term investments are classified as available for sale. A net unrealized loss of $14,835 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at March 31, 1998.

3. NET LOSS PER SHARE - Effective for the year ended December 31, 1997, the Company adopted statement of Financial Accounting Standards Board No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average numbers of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

4. COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted the provisions of Financial Accounting Standards Board No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components. The adoption of this statement has no effect on the Company's financial position or operating results.

         The following sets forth comprehensive income as required by SFAS 130 for the periods ended March 31, :

                                                         1997            1998
                                                        -------         -------
Net Loss .......................................        $(5,778)        $(6,526)
Net unrealized Loss on Marketable Securities ...             (6)            (15)
                                                        -------         -------
Comprehensive Loss .............................        $(5,784)        $(6,541)
                                                        =======         =======

5. EVENTS CONCERNING COLLABORATIVE PARTNERS - In December 1997, Alteon and Genentech, Inc. ("Genentech") entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.- formation inhibitors. These agreements were amended in April 1998 to impose certain restrictions on Genentech's purchase and conversion of the preferred stock to be purchased by it to comply with requirements of the National Association of Securities Dealers, Inc. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, will occur after Alteon's 1998 Annual Meeting of Stockholders, which is scheduled for late July. In addition, Genentech will fund the agreed-upon development costs for second-generation A.G.E. formation inhibitors.

         Pursuant to the development collaboration and license agreement, Alteon has granted Genentech an exclusive license to use and sell pimagedine in all areas of the world except for Japan, China, South Korea and Taiwan, territories covered under Alteon's agreement with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi") , and Israel, Jordan, Bulgaria, Cyprus and South Africa, territories covered under Alteon's agreement with Gamida (the "Genentech Territory"). Alteon has also granted Genentech an exclusive license to use and sell second-generation A.G.E.-formation inhibitor products (and any future Alteon compounds in this class), to be selected by Genentech after review of Alteon's A.G.E.-formation inhibitor portfolio, in the Genentech Territory. In consideration of the license, Alteon will receive $50,000,000 in payments from Genentech upon meeting milestones relating to U.S. and European regulatory filings and approvals for pimagedine product and an additional $50,000,000 upon meeting milestones relating to U.S. and European regulatory filings and approvals for a second-generation A.G.E.-formation inhibitor product. Following commercialization, Alteon will receive royalties on net sales of pimagedine and second-generation A.G.E.-formation products within the Genentech Territory.

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

         The development collaboration and license agreement may be terminated upon six months' notice by Genentech in its entirety or with respect to any licensed product. If the Company's stockholders do not approve removal of the restrictions imposed by the amendment to the Company's agreements with Genentech, the Company would be required to assume the cost of the continuation or wind-down of any then on-going clinical trials from the date of the termination notice which would greatly increase the Company's working capital requirements. If terminated after the Series H funds are received, certain of the funds may be refundable to Genentech, as defined in the agreement. If terminated prior to the receipt of Series H funds, Genentech would be required to pay certain amounts, as defined in the agreement. Genentech's license expires as to each product in each country in the Genentech Territory upon the later of the expiration of the last patent applicable to the product in such country or twelve and one-half years after the first commercial sale of the product in such country.

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

6. PREFERRED STOCK TRANSACTIONS - In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock (the "Securities"). On December 19, 1997, the Company sold to Genentech 837,314 shares of Common Stock and 939 shares of Series G Preferred Stock for an aggregate purchase price of $15,000,000. The Securities were offered and sold to a single accredited investor in compliance with the requirements of Rule 506 under the Securities Act of 1933, and accordingly the transaction was exempt from registration under such Act. Each share of Series G Preferred Stock is convertible at any time upon seventy days' written notice into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market, for the twenty business days immediately preceding the date of conversion (the "Conversion Price"), provided that the Conversion Price may not be less than $5.6875 unless the Company stockholders approve removal of the limitation. The shares of Series H Preferred Stock will be convertible on the same basis at any time after the earlier of (i) the granting of approval by the U.S. Food and Drug Administration for the marketing and sale of any pimagedine product specified in the development collaboration and license agreement between the Company and Genentech, (ii) termination by Genentech of the development collaboration and license agreement or (iii) December 1, 2002.

         In October 1997, the Company agreed to issue warrants (the "Warrants") to the persons and entities who purchased its 6% Cumulative Convertible Preferred Stock (the "6% Preferred Stock") in April 1997, and their assignees in consideration of their waiver of certain rights of first refusal to purchase the Company's Common Stock. The Warrants were issued and delivered in January 1998. The Warrants were issued exclusively to accredited investors in compliance with the requirements of Rule 506 under the Securities Act of 1933, and accordingly the transaction was exempt from registration under such Act. The holders of the Warrants are entitled to purchase, in the aggregate, 10,000 shares of Common Stock for $4.025 per share. The Warrants may be exercised at any time and from time to time, in whole or in part, prior to October 9, 2004. The number of shares and kind of securities issuable on exercise of the Warrants is subject to adjustment in the event of certain subdivisions or combinations of the securities issuable upon exercise of the Warrants, declarations of dividends or distributions on the Common Stock, mergers or consolidations of the Company and reorganizations or reclassifications of the securities issuable upon exercise of the Warrants.

7. OTHER RELATED PARTY TRANSACTIONS - In July 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by the officer. In February 1998, the terms of the loan were amended so that interest will stop accruing as of July

1999 and the principal and interest shall be paid in equal installments in July, 1999, 2000 and 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of March 31, 1998, $265,411, including accrued interest, remained outstanding. A $25,000 payment was made on December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred a cumulative net loss of $86,028,009 as of March 31, 1998, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

         Alteon has financed its operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, private placements of common and preferred equity securities, revenue from its collaborations with Hoechst Marion Roussel, Inc. ("HMRI") and Yamanouchi, reimbursement of certain of Alteon's research and development expenses by its collaborative partners, and investment income earned on cash balances and short-term investments.

         In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. The agreements were amended in April 1998. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, will occur after Alteon's 1998 Annual Meeting of Stockholders, which is scheduled for late July. Genentech will also fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors. Genentech may terminate the license agreement upon six months' notice to the Company. Under certain circumstances, the Company would be required to assume the cost of the continuation or wind-down of any then on-going clinical trials from the date of the termination notice, which would greatly increase the Company's working capital requirements.

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

         The Company's business is subject to significant risks including, but not limited to, (i) its ability to obtain funding, (ii) the risks inherent in its research and development efforts, including clinical trials, (iii) uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, (iv) the lengthy, expensive and uncertain process of seeking regulatory approvals, (v) uncertainties regarding government reforms and product pricing and reimbursement levels, (vi) technological change and competition, (vii) manufacturing uncertainties, and (viii) dependence on collaborative partners and other third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will prove ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Total revenues for the three months ended March 31, 1998, and the three months ended March 31, 1997, were $385,000 and $444,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 13.3% decrease in investment income was attributed to the decrease in cash, cash equivalents and short-term investment balances.

         The Company's total expenses increased to $6,911,000 for the three months ended March 31, 1998, from $6,222,000 for the three months ended March 31, 1997, and consisted primarily of research and development expenses. Research and development expenses were $5,804,000 for the three months ended March 31, 1998, and $5,299,000 for the three months ended March 31, 1997, a 9.5% increase. This increase was primarily due to increased expenses related to the clinical trial costs.

         General and administrative expenses increased to $1,105,000 the three months ended March 31, 1998 from $914,000 for the three months ended March 31, 1997, a 20.9% increase. This increase is due primarily to increased personnel-related expenses and investor relations expenses.

         The Company's net loss applicable to common shareholders increased to $6,725,000 for the three months ended March 31, 1998, from $5,778,000 in the same period in 1997, an increase of 16.4%, as a result of increased research and development expenses, general and administrative expenses, preferred stock dividends and decreased investment income.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash, cash equivalents and short-term investments at March 31, 1998, of $22,709,000 compared to $28,974,000 at December 31, 1997. This is a decrease in cash, cash equivalents and short-term investments for the three months ended March 31, 1998, of $6,265,000. This consisted of $6,340,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses, $20,000 of capital expenditures and $9,000 of additional unrealized losses. This was offset by $104,000 of financing activities primarily related to proceeds from stock option exercises offset by capital lease obligations. As of March 31, 1998, Alteon had invested $7,378,000 in capital equipment and leasehold improvements, of which a cumulative $1,347,000 had been funded through capital leases.

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

         Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations at least into the second half of 1999. On April 24, 1997, the Company raised $4.8 million, net of offering costs, through the issuance of 5,000 shares of its $0.01 par value, 6% Cumulative Convertible Preferred Stock. In connection with this issuance, the Company issued to the purchasers, warrants to purchase 60,000 shares of its Common Stock at an exercise price of $4.025 per share. As of December 31, 1997, all of the Preferred Stock has been converted. In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. These agreements were amended in April 1998 to impose certain restrictions on Genentech's purchase and conversion of the preferred stock to be purchased by it to comply with requirements of the National Association or Securities Dealers, Inc. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, will occur after Alteon's 1998 Annual Meeting of Stockholders, which is scheduled for late July. In addition, Genentech will fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors. However, Genentech may terminate the license agreement on six months' notice. If the Company' stockholders do not approve removal of the restrictions imposed by the amendment to the Company's agreements with Genentech, the Company would be required to assume the cost of the continuation or wind-down of any then on-going clinical trials from the date of the termination notice which would greatly increase the Company's working capital requirements. If this occurs, the Company's cash and cash equivalents and short term investments would then be adequate to satisfy its working capital requirement for its current and planned operations into early 1999.

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

         3.3 Certificate of Retirement of 6% Cumulative Convertible Preferred Stock of Alteon Inc.

         3.4 Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         3.5 Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

         4.3 Registration Rights Agreement dated as of April 24, 1997 between Alteon Inc. and the investors named on the signature page thereof. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

         4.4 Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9, 1997).

         4.5 Amendment to Stockholders' Rights Agreement dated as of December 1, 1997 between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 1997).

         10.1 Letter Agreement dated September 15, 1997 between the Company and Kenneth I. Moch amending Employment Agreement dated February 27, 1995. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         10.2 Letter Agreement dated February 24, 1998 between the Company and Jere E. Goyan amending Employment Agreement dated July 13, 1993, as amended. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         27       Financial Data Schedule.

b) The following report on Form 8-K was filed during the quarter ended March 31, 1998:

         On March 23, 1998 the Company filed a Current Report on Form 8-K which reported the External Safety Monitoring Committee's and the U.S. Food and Drug Administration's recommendations to complete the Company's ACTION I clinical trial of pimagedine and to discontinue the Company's ACTION II trial.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

                           ALTEON INC.

                                    /s/ James J. Mauzey
                           -----------------------------------------------------
                           By:      James J. Mauzey
                                    Chairman of the Board,
                                    Chief Executive Officer and Director
                                    (principal executive officer)

                                    /s/ Kenneth I. Moch
                           -----------------------------------------------------
                           By:      Kenneth I. Moch
                                    Senior Vice President,
                                    Finance and Business Development
                                    and Chief Financial Officer
                                    (principal financial officer)