Form 10-Q
period 1998-06-30
ALTEON INC /DE
filed 1998-08-14
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended                           JUNE 30, 1998

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
                                               ---     ---

On July 31, 1998, 17,983,036 shares of Registrant's Common Stock were outstanding.

                                   ALTEON INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----


  Item 1. - Financial Statements:

        Balance sheets as of December 31, 1997
        and June 30, 1998.....................................................3

        Statements of operations for the three months and six months ended June 30, 1997 and 1998..........................................4

        Statements of cash flows for the six months ended
        June 30, 1997 and 1998................................................5

        Notes to financial statements.........................................6

  Item 2. - Management's Discussion and
  Analysis of Financial Condition and
  Results of Operations.......................................................8


PART II.  OTHER INFORMATION

  Item 5. - Other Information................................................11


  Item 6. - Exhibits and Reports on Form 8-K.................................12


SIGNATURES...................................................................14

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.
                                   ALTEON INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                     DECEMBER 31,             JUNE 30,
                                                                                        1997                   1998
                                                                                   ---------------         ---------------
                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ...................................................      $ 20,423,675            $  3,174,480
  Short-term investments ......................................................         8,550,063              13,060,755
  Other current assets.........................................................           468,680                 859,743
                                                                                   ---------------         ---------------

     Total current assets......................................................        29,442,418              17,094,978

Property and equipment, net....................................................         3,183,362               3,220,609
Deposits and other assets......................................................           261,358                 273,890
Restricted cash................................................................           620,400                     ---
                                                                                   ---------------         ---------------

  Total assets.................................................................      $ 33,507,538            $ 20,589,477
                                                                                   ===============         ===============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable.............................................................      $    921,637            $  1,420,359
  Accrued expenses.............................................................         5,969,384               3,185,276
  Obligations under capital leases ............................................           161,581                     ---
                                                                                   ---------------         ---------------

     Total current liabilities.................................................         7,052,602               4,605,635
                                                                                   ---------------         ---------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 1,993,329 shares authorized, and 942 and 982 shares issued and outstanding, as of December 31, 1997 and June 30, 1998,
    respectively...............................................................                 9                      10

  Common stock, $.01 par value; 30,000,000 shares authorized and 17,922,319 and
    17,980,425 shares issued and outstanding, as of December 31, 1997 and
    June 30, 1998, respectively................................................           179,223                 179,804

  Additional paid-in capital...................................................       105,585,019             106,496,612

  Accumulated deficit .........................................................       (79,303,374)            (90,687,308)

  Accumulated other comprehensive loss.........................................            (5,941)                 (5,276)
                                                                                   ---------------         ---------------

     Total stockholders' equity................................................        26,454,936              15,983,842
                                                                                   ---------------         ---------------

  Total liabilities and stockholders' equity...................................      $ 33,507,538            $ 20,589,477
                                                                                   ===============         ===============


                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                   ------------------------------    -----------------------------

                                                                        1997            1998             1997           1998
                                                                   -------------   -------------   --------------   --------------

Revenues:

  Investment income............................................... $    408,828    $    287,567    $   $ 852,797    $     673,020

Expenses:

  Research and development .......................................    5,946,838       5,524,504       11,292,134       11,281,432
  Elimination of previously accrued loss contingency (See Note 8).          ---      (1,770,975)             ---       (1,770,975)
  General and administrative......................................      814,302         989,951        1,682,128        2,141,804
  Interest........................................................        7,004           1,038           15,429            3,610
                                                                   -------------   -------------   --------------   --------------

     Total expenses...............................................    6,768,144       4,744,518       12,989,691       11,655,871
                                                                   -------------   -------------   --------------   --------------

     Net loss .................................................... $ (6,359,316)   $ (4,456,951)   $ (12,136,894)   $ (10,982,851)
                                                                   -------------   -------------   --------------   --------------

  Preferred stock dividends.......................................      360,351         202,349          360,351          401,083
                                                                   -------------   -------------   --------------   --------------

     Net loss applicable to common shareholders................... $ (6,719,667)   $ (4,659,300)   $ (12,497,245)   $ (11,383,934)
                                                                   =============   =============   ==============   ==============

Basic loss per share to common shareholders....................... $      (0.43)   $      (0.26)   $       (0.80)   $       (0.63)
                                                                   =============   =============   ==============   ==============

Diluted loss per share to common shareholders..................... $      (0.43)   $      (0.26)   $       (0.80)   $       (0.63)
                                                                   =============   =============   ==============   ==============
Weighted average common shares used in computing
  basic and diluted loss per share................................   15,712,407      17,975,137       15,710,681       17,965,105
                                                                   =============   =============   ==============   ==============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                     ---------------------------------------

                                                                                          1997                     1998
                                                                                     --------------           --------------
Cash Flows from Operating Activities:
  Net loss.....................................................................      $ (12,497,245)           $ (10,982,851)

  Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization..........................................            385,673                  325,911
        Amortization of deferred compensation..................................             17,622                  323,189
        Accrued preferred stock dividends......................................            360,351                      ---

        Changes in operating assets and liabilities:
           Other current assets................................................            155,264                 (391,063)
           Other assets........................................................             (7,477)                 (12,533)
           Accounts payable and accrued expenses...............................         (1,988,345)              (2,285,382)
                                                                                     --------------           --------------

           Net cash used in operating activities...............................        (13,574,157)             (13,022,729)
                                                                                     --------------           --------------

Cash Flows from Investing Activities:
  Capital expenditures.........................................................                ---                 (363,157)
  Purchases of marketable securities...........................................        (65,501,645)             (58,806,907)
  Sales and maturities of marketable securities................................         60,839,101               54,296,880
  Restricted cash..............................................................                ---                  620,400
                                                                                     --------------           --------------

           Net cash used in investing activities.................                       (4,662,544)              (4,252,784)
                                                                                     --------------           --------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock.......................................              8,705                  187,899
  Proceeds from issuance of preferred stock....................................          4,814,329                      ---
  Principal payments under capital lease obligations...........................           (149,757)                (161,581)
                                                                                     --------------           --------------

           Net cash provided by financing activities...........................          4,673,277                   26,318
                                                                                     --------------           --------------

Net decrease in cash and cash equivalents...........................                   (13,563,424)             (17,249,195)
Cash and cash equivalents, beginning of period.................................         31,497,633               20,423,675
                                                                                     --------------           --------------


Cash and cash equivalents, end of period.......................................      $  17,934,209            $   3,174,480
                                                                                     ==============           ==============


Supplemental disclosures of cash flow information:
           Cash paid for interest..............................................      $      15,429            $       3,610
                                                                                     ==============           ==============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash and cash equivalents include highly liquid investments which have a maturity of less than ninety days at the time of purchase. Short-term investments are recorded at fair market value. As of June 30, 1998, short-term investments were invested in debt instruments of the U.S. Government, government agencies and financial institutions and corporations with strong credit ratings.

         At June 30, 1998, $13,061,000 of the Company's short term investments are classified as available for sale. A net unrealized loss of $5,000 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at June 30, 1998.

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

         The following sets forth comprehensive income as required by SFAS 130 for the periods ended June 30,:

                                                              1997        1998
                                                              ----        ----
Net Loss ...............................................   $(12,137)   $(10,983)
Net Unrealized Gains/ Losses on Marketable Securities ..          1          (5)
                                                           --------    --------
Comprehensive Loss .....................................   $(12,136)   $(10,988)
                                                           ========    ========

5. EVENTS CONCERNING COLLABORATIVE PARTNERS - In December 1997, Alteon and Genentech, Inc. ("Genentech") entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred

Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, occurred on July 27, 1998. In addition, Genentech will fund the agreed-upon development costs for second-generation A.G.E. formation inhibitors.

         Pursuant to the development collaboration and license agreement, Alteon has granted Genentech an exclusive license to use and sell pimagedine in all areas of the world except for Japan, China, South Korea and Taiwan, territories covered under Alteon's agreement with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), and Israel, Jordan, Bulgaria, Cyprus and South Africa, territories covered under Alteon's agreement with Gamida (the "Genentech Territory"). Alteon has also granted Genentech an exclusive license to use and sell second-generation A.G.E.-formation inhibitor products (and any future Alteon compounds in this class), to be selected by Genentech after review of Alteon's A.G.E.-formation inhibitor portfolio, in the Genentech Territory. In consideration of the license, Alteon will receive $50,000,000 in payments from Genentech upon meeting milestones relating to U.S. and European regulatory filings and approvals for pimagedine product and an additional $50,000,000 upon meeting milestones relating to U.S. and European regulatory filings and approvals for a second-generation A.G.E.-formation inhibitor product. Following commercialization, Alteon will receive royalties on net sales of pimagedine and second-generation A.G.E.-formation products within the Genentech Territory.

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

6. PREFERRED STOCK TRANSACTIONS - In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock (the "Securities"). On December 19, 1997, the Company sold to Genentech 837,314 shares of Common Stock and 939 shares of Series G Preferred Stock for an aggregate purchase price of $15,000,000. The Securities were offered and sold to a single accredited investor in compliance with the requirements of Rule 506 under the Securities Act of 1933, and accordingly the transaction was exempt from registration under such Act. Each share of Series G Preferred Stock is convertible at any time upon seventy days' written notice into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market, for the twenty business days immediately preceding the date of conversion. The shares of Series H Preferred Stock will be convertible on the same basis at any time after the earlier of (i) the granting of approval by the U.S. Food and Drug Administration for the marketing and sale of any pimagedine product specified in the development collaboration and license agreement between the Company and Genentech, (ii) termination by Genentech of the development collaboration and license agreement or (iii) December 1, 2002.

7. OTHER RELATED PARTY TRANSACTIONS - In July 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by the officer. In February 1998, the terms of the loan were amended so that interest will stop accruing as of July 1999 and the principal and interest shall be paid in equal installments in July, 1999, 2000 and 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of June 30, 1998, $271,075, including accrued interest, remained outstanding. A $25,000 payment was made on December 31, 1997.

8. CONTINGENCIES - In December 1990, the Company and Marion Merrell Dow, Inc., which was subsequently acquired by an affiliate of Hoechst AG and renamed Hoechst Marion Roussel, Inc. ("HMRI"), formed a strategic alliance to develop and commercialize the Company's A.G.E. technology for therapeutics in the areas of diabetic and aging complications. In 1996, HMRI ended the collaboration as a result of HMRI's continuing prioritization of its new product pipeline, and the Company regained all rights granted to HMRI covering the Company's technology. In June 1998, the Company and HMRI resolved various open issues arising from the termination of their collaboration. As a result, the previously established accrual in the amount of $1.8 million has been eliminated and credited to the Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred a cumulative net loss of $90,687,000 as of June 30, 1998, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

         In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. The agreements were amended in April 1998. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, occurred on July 27, 1998. Genentech will also fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors. Genentech may terminate the license agreement upon six months' notice to the Company.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Total revenues for the three months ended June 30, 1998, and the three months ended June 30, 1997 were $288,000 and $409,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 29.6% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investments.

         The Company's total expenses decreased to $4,745,000 for the three months ended June 30, 1998, from $6,768,000 for the three months ended June 30, 1997, and consisted primarily of research and development expenses. Research and development expenses were $5,525,000 for the three months ended June 30, 1998, and $5,947,000 for the three months ended June 30, 1997, a 7.1% decrease. This decrease was primarily due to expenses related to the clinical trial costs.

         General and administrative expenses increased to $990,000 for the three months ended June 30, 1998, from $814,000 for the three months ended June 30, 1997, a 21.6% increase. This increase is due primarily to an increase in personnel-related expenses and investor relations expenses.

         The Company's net loss applicable to common shareholders decreased to $4,659,000 for the three months ended June 30, 1998, from $6,720,000 in the same period in 1997, a decrease of 30.7%. This was primarily a result of decreased research and development expenses, the elimination of a previously accrued loss contingency (see Note 8 - Notes to Financial Statements), decreased preferred stock dividends and investment income, offset by an increase in general and administrative expenses.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Total revenues for the six months ended June 30, 1998, and the six months ended June 30, 1997, were $673,000 and $853,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 21.1% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investment balances.

         The Company's total expenses decreased to $11,656,000 for the six months ended June 30, 1998, from $12,990,000 for the six months ended June 30, 1997, and consisted primarily of research and development expenses. Research and development expenses were $11,281,000 for the six months ended June 30, 1998, and $11,292,000 for the six months ended June 30, 1997.

         General and administrative expenses increased to $2,142,000 for the six months ended June 30, 1998, from $1,682,000 for the six months ended June 30, 1997, a 27.3% increase. This increase is due primarily to an increase in personnel-related expenses and investor relations expenses offset by decreased depreciation expenses.

     The Company's net loss applicable to common shareholders decreased to $11,384,000 for the six months ended June 30, 1998, from $12,497,000 in the same period in 1997, a decrease of 8.9%. This was primarily a result of the elimination of a previously accrued loss contingency (see Note 8 - Notes to Financial Statements) and decreased investment income, offset by increased general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash, cash equivalents and short-term investments at June 30, 1998, of $16,235,000 compared to $28,974,000 at December 31, 1997. This is a decrease in cash, cash equivalents and short-term investments for the six months ended June 30, 1998, of $12,739,000. This consisted of $13,022,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses and $363,000 of capital expenditures. This was offset by $620,000 resulting from the release of escrow funds and by $26,000 of financing activities primarily related to proceeds from stock option exercises offset by capital lease obligations. As of June 30, 1998, Alteon had invested $7,716,000 in capital equipment and leasehold improvements, of which a cumulative $1,347,000 had been funded through capital leases.

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

         Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations at least into the second half of 1999. On April 24, 1997, the Company raised $4.8 million, net of offering costs, through the issuance of 5,000 shares of its $0.01 par value, 6% Cumulative Convertible Preferred Stock. As of December 31, 1997, all of the Preferred Stock has been converted. In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, occurred on July 27, 1998. In addition, Genentech will fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors. Genentech may terminate the license agreement on six months' notice to the Company.

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

         The Company is conducting a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is currently implementing a plan, which includes a review of all hardware/software vendors, as well as other Alteon suppliers, vendors and partners. The Company believes that, with minor hardware modifications, the year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified. The Company is still assessing the possible effects on the Company's operation of the year 2000 readiness of third party vendors; however, the potential impact and related costs, if any, are not known at this time.

                                     PART II

ITEM 5.  OTHER INFORMATION

         As previously reported, in April 1998 the Company and Genentech amended their agreements regarding Genentech's purchases of the Company's preferred stock to impose certain restrictions upon Genentech's purchase and conversion of such stock in order to comply with requirements of the Nasdaq National Market. The amendment provided that the restrictions would remain in place until the Company's stockholders approved their removal. At the Company's 1998 Annual Meeting of Stockholders held on July 22, 1998, the Company's stockholders approved the removal of these restrictions.

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

         3.3 Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         3.4 Certificate of Amendment of Certificate of Designations of Series G Preferred Stock of Alteon Inc.

         3.5 Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         3.6 Amended Certificate of Designations of Series H Preferred Stock of Alteon Inc.

         3.7          By-laws, as amended. (Incorporated by reference to Exhibit
                      3.1 to the Company's Current Report on Form 8-K filed on April 22, 1996).

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

         10.1* Letter Agreement dated as of April 1, 1998 between Alteon Inc. and Cerami Consulting Corporation.

         10.2* Letter Agreement dated as of April 1, 1998 between Alteon Inc. and Kenneth S. Warren Laboratories, Inc.

         10.3 Amendment to Stock Purchase Agreement and Development Collaboration and License Agreement dated as of April 29, 1998 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 1998).

         10.4         Letter Agreement dated June 30, 1998 between Alteon Inc.
                      and Hoechst Marion Roussel, Inc.

         27           Financial Data Schedule.

*Confidential treatment has been requested for a portion of this document.

b) The following report on Form 8-K was filed during the quarter ended June 30, 1998:

         On May 6, 1998 the Company filed a Current Report on Form 8-K which reported that the Company and Genentech, Inc. entered into an Amendment to Stock Purchase Agreement and Development Collaboration and License Agreement dated as of April 29, 1998 amending certain provisions of the Stock Purchase Agreement and Development Collaboration and License Agreement, each dated as of December 1, 1998, between the parties.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 1998



                                       ALTEON INC.




                                           /s/ James J. Mauzey
                                           ------------------------------------
                                       By: James J. Mauzey
                                           Chairman of the Board,
                                           Chief Executive Officer and Director
                                           (principal executive officer)



                                           /s/ Kenneth I. Moch
                                           ------------------------------------
                                       By: Kenneth I. Moch
                                           Senior Vice President,
                                           Finance and Business Development
                                           and Chief Financial Officer
                                           (principal financial officer)