Form 10-Q
period 1998-09-30
ALTEON INC /DE
filed 1998-11-12
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended                  SEPTEMBER  30, 1998
                  --------------------------------------------------------------
Commission File Number             0-19529
                  --------------------------------------------------------------

                                   ALTEON INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          13-3304550
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         identification No.)


                  170 WILLIAMS DRIVE, RAMSEY, NEW JERSEY     07446
--------------------------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                                 (201) 934-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: * NO:

On October 31, 1998, 18,812,740 shares of Registrant's Common Stock were outstanding.

                                   ALTEON INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION

                                                                              Page


      Item 1. - Financial Statements:

          Balance sheets as of December 31, 1997
          and September 30, 1998.............................................    3

          Statements of operations for the three months and nine months ended
          September 30, 1997 and 1998........................................    4

          Statements of cash flows for the nine months ended
          September 30, 1997 and 1998........................................    5

          Notes to financial statements......................................    6

      Item 2. - Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations..................................................    8


PART II.  OTHER INFORMATION

      Item 4. - Submission of Matters to a Vote of
      Security-Holders.......................................................   12

      Item 5. - Other Information............................................   13

      Item 6. - Exhibits and Reports on Form 8-K.............................   14


SIGNATURES...................................................................   16

                                     PART 1
Item 1. Financial Statements.
                                  ALTEON INC.


                                 BALANCE SHEETS
                                  (Unaudited)



                                                                       DECEMBER 31,      SEPTEMBER 30,
                                                                           1997              1998
                                                                       ------------      -------------

                               ASSETS

CURRENT ASSETS:

  Cash and cash equivalents .......................................... $ 20,423,675      $ 11,090,381
  Short-term investments .............................................    8,550,063         4,507,085
  Other current assets ...............................................      468,680          666,559
                                                                       ------------      ------------
    Total current assets .............................................   29,442,418        16,264,025
  Property and equipment, net ........................................    3,183,362         3,146,064
  Deposits and other assets ..........................................      261,358           279,739
  Restricted cash ....................................................      620,400                --
                                                                       ------------      ------------
    Total Assets ..................................................... $ 33,507,538      $ 19,689,828
                                                                       ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable ...................................................   $  921,637      $    840,274
  Accrued expenses ...................................................    5,969,384         2,909,824
  Obligations under capital leases ...................................      161,581                --
                                                                       ------------      ------------
    Total current liabilities ........................................    7,052,602         3,750,098
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 1,993,086 shares authorized and 942 and 755 of Series G, 0 and 812 of Series H shares issued and outstanding, as of December 31, 1997 and September 30, 1998,
    respectively .....................................................            9                16

  Common stock, $.01 par value; 30,000,000 shares authorized and
    17,922,319 and 18,809,440 shares issued and outstanding, as of
    December 31, 1997 and September 30, 1998, respectively ...........      179,223           188,094

  Additional paid-in capital .........................................  105,585,019       115,429,809
  Accumulated deficit ................................................  (79,303,374)      (99,682,307)

  Accumulated other comprehensive income/(loss) ......................       (5,941)            4,118
                                                                       ------------      ------------
    Total stockholders' equity .......................................   26,454,936        15,939,730
                                                                       ------------      ------------
  Total liabilities and stockholders' equity ......................... $ 33,507,538      $ 19,689,828
                                                                       ============      ============


                 See accompanying notes to financial statements

                                  ALTEON INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER  30,                  SEPTEMBER 30,
                                                                      --------------------------      -----------------------------
                                                                          1997            1998            1997             1998
                                                                      -----------     -----------     ------------     ------------
Revenues:
  Investment income................................................   $   353,854     $   270,083     $  1,206,651     $    943,103
Expenses:
  Research and development.........................................     7,004,249       7,632,615       18,296,562       18,905,098
  Elimination of previously accrued loss contingency (See Note 8)..            --              --               --       (1,770,975)
  General and administrative.......................................       795,879         918,793        2,477,828        3,060,546
  Interest.........................................................         5,554              --           20,983            3,610
                                                                      -----------     -----------     ------------     ------------
    Total expenses.................................................     7,805,682       8,542,408       20,795,373       20,198,279
                                                                      -----------     -----------     ------------     ------------
    Net loss.......................................................   $(7,451,828)    $(8,272,325)    $(19,588,722)    $(19,255,176)
                                                                      -----------     -----------     ------------     ------------
  Preferred stock dividends........................................       662,664         722,673        1,023,015        1,123,756
                                                                      -----------     -----------     ------------     ------------
    Net loss applicable to common shareholders.....................   $(8,114,492)    $(8,994,998)    $(20,611,737)    $(20,378,932)
                                                                      ===========     ===========     ============     ============
  Basic loss per share to common shareholders......................   $     (0.51)    $     (0.50)    $      (1.31)    $      (1.13)
                                                                      ===========     ===========     ============     ============
  Diluted loss per share to common shareholders....................   $     (0.51)    $     (0.50)    $      (1.31)    $      (1.13)
                                                                      ===========     ===========     ============     ============
  Weighted average common shares used in computing
    basic and diluted loss per share...............................    15,915,927      18,091,939       15,779,841       18,007,848
                                                                      ===========     ===========     ============     ============




                 See accompanying notes to financial statements

                                  ALTEON INC.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
Cash Flows from Operating Activities:
  Net loss..................................................  $(19,588,722)   $(19,255,175)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       544,997         503,212
  Amortization of deferred compensation.....................       149,827         537,707
  Changes in operating assets and liabilities:
     Other current assets...................................        27,942        (197,879)
     Other assets...........................................       (13,368)        (18,381)
     Accounts payable and accrued expenses..................       (29,384)     (3,140,923)
                                                              ------------    ------------
     Net cash used in operating activities..................   (18,908,708)    (21,571,439)
                                                              ------------    ------------
Cash Flows from Investing Activities:
  Capital expenditures......................................        (6,799)       (465,911)
  Purchases of marketable securities........................   (77,070,394)    (77,774,432)
  Sales and maturities of marketable securities.............    76,593,005      81,827,469
  Restricted cash...........................................            --         620,400
                                                              ------------    ------------
     Net cash provided by/(used in) investing activities....      (484,188)      4,207,526
                                                              ------------    ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock....................        38,157         192,200
  Proceeds from issuance of preferred stock.................     4,802,365       8,000,000
  Principal payments under capital lease obligations........      (226,799)       (161,581)
  Proceeds from sales-leaseback financing...................       125,516              --
                                                              ------------    ------------
     Net cash provided by financing activities..............     4,739,239       8,030,619
                                                              ------------    ------------
Net decrease in cash and cash equivalents...................   (14,653,657)     (9,333,294)
Cash and cash equivalents, beginning of period..............    31,497,633      20,423,675
                                                              ------------    ------------
Cash and cash equivalents, end of period....................  $16,843,976     $ 11,090,381
                                                              ============    ============
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $     20,983    $      3,610
                                                              ============    ============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash and cash equivalents include highly liquid investments which have a maturity of less than ninety days at the time of purchase. Short-term investments are recorded at fair market value. As of September 30, 1998, short-term investments were invested in debt instruments of the U.S. Government, government agencies and financial institutions and corporations with strong credit ratings.

      At September 30, 1998, $4,507,000 of the Company's short-term investments are classified as available for sale. A net unrealized gain of $4,000 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at September 30, 1998.

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

      The following sets forth comprehensive income as required by SFAS 130 for the periods ended September 30,:

                                                       1997             1998
                                                       ----             ----
      Net Loss.................................   $(19,589,000)      $(19,255,000)

      Net Unrealized Gains/(Losses) on                       0              4,000
      Marketable Securities....................
                                                  ------------       ------------

      Comprehensive Loss.......................   $(19,589,000)      $(19,251,000)
                                                  ============       ============


5. EVENTS CONCERNING COLLABORATIVE PARTNERS - In December 1997, Alteon and Genentech, Inc. ("Genentech") entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the

Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, occurred on July 27, 1998, and on October 1, 1998, a second purchase occurred in the amount of $14,544,000. In addition, Genentech will fund the agreed-upon development costs for second-generation A.G.E. formation inhibitors.

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

6. PREFERRED STOCK TRANSACTIONS - In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock (the "Securities"). On December 19, 1997, the Company sold to Genentech 837,314 shares of Common Stock and 939 shares of Series G Preferred Stock for an aggregate purchase price of $15,000,000. The Securities were offered and sold to a single accredited investor in compliance with the requirements of Rule 506 under the Securities Act of 1933, and accordingly the transaction was exempt from registration under such Act. Each share of Series G Preferred Stock is convertible at any time upon seventy days' written notice into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market, for the twenty business days immediately preceding the date of conversion. As of September 30, 1998, Genentech converted 243 shares of Series G Preferred Stock into 822,204 shares of Common Stock. The shares of Series H Preferred Stock will be convertible on the same basis at any time after the earlier of (i) the granting of approval by the U.S. Food and Drug

Administration for the marketing and sale of any pimagedine product specified in the development collaboration and license agreement between the Company and Genentech, (ii) termination by Genentech of the development collaboration and license agreement or (iii) December 1, 2002.

7. OTHER RELATED PARTY TRANSACTIONS - In July 1993, a Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by the officer. In February 1998, the terms of the loan were amended so that interest will stop accruing as of July 1999 and the principal and interest shall be paid in equal installments in July, 1999, 2000 and 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of September 30, 1998, $276,925, including accrued interest, remained outstanding. A $25,000 payment was made on December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has an accumulated deficit of $99,682,000 as of September 30, 1998, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

      In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. The agreements were amended in April 1998. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, occurred on July 27, 1998, and on October 1, 1998, a second purchase occurred in the amount of $14,544,000. Genentech will also fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors. Genentech may terminate the license agreement upon six months' notice to the Company.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Total revenues for the three months ended September 30, 1998, and the three months ended September 30, 1997 were $270,000 and $354,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 23.7% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investments.

      The Company's total expenses increased to $8,542,000 for the three months ended September 30, 1998, from $7,806,000 for the three months ended September 30, 1997, and consisted primarily of research and development expenses. Research and development expenses were $7,624,000 for the three months ended September 30, 1998, and $7,004,000 for the three months ended September 30, 1997, a 8.9% increase. This increase was primarily due to expenses related to the clinical trial costs.

      General and administrative expenses increased to $919,000 for the three months ended September 30, 1998, from $796,000 for the three months ended September 30, 1997, a 15.5% increase. This increase is due primarily to an increase in personnel-related expenses and insurance expenses offset by decreased legal expenses.

      The Company's net loss applicable to common shareholders increased to $8,995,000 for the three months ended September 30, 1998, from $8,114,000 in the same period in 1997, an increase of 10.9%. This was primarily a result of increased research and development expenses, general and administrative expenses and decreased investment income. Included in the net loss applicable to common shareholders are the preferred stock dividends of $722,673 and $662,664 for the three months ended September 30, 1998 and 1997, respectively. The three months ended, September 30, 1998 amount included a deemed dividend of $443,272 related to the Series H transaction.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Total revenues for the nine months ended September 30, 1998, and the nine months ended September 30, 1997, were $943,000 and $1,207,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 21.9% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investment balances.

      The Company's total expenses decreased to $20,198,000 for the nine months ended September 30, 1998, from $20,795,000 for the nine months ended September 30, 1997, and consisted primarily of the elimination of a previously accrued loss contingency (see Note 8 - Notes to Financial Statements) offset by increased research and development expenses and general and administrative expenses. Research and development expenses were $18,905,000 for the nine months ended September 30, 1998, and $18,297,000 for the nine months ended September 30, 1997, a 3.3% increase.

      General and administrative expenses increased to $3,061,000 for the nine months ended September 30, 1998, from $2,478,000 for the nine months ended September 30, 1997, a 23.5% increase. This increase is due primarily to an increase in personnel-related expenses and investor relations expenses offset by decreased legal and depreciation expenses.

      The Company's net loss applicable to common shareholders decreased to $20,379,000 for the nine months ended September 30, 1998, from $20,612,000 in the same period in 1997, a decrease of 1.1%. This was primarily a result of the elimination of a previously accrued loss contingency (see Note 8 - Notes to Financial Statements) offset by increased research and development expenses, general and administrative expenses and decreased investment income.

LIQUIDITY AND CAPITAL RESOURCES

      Alteon had cash, cash equivalents and short-term investments at September 30, 1998, of $15,597,000 compared to $28,974,000 at December 31, 1997. This is a decrease in cash, cash equivalents and short-term investments for the nine months ended September 30, 1998, of $13,377,000. This consisted of $21,572,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses and $466,000 of capital expenditures. This was offset by $8,031,000 of financing activities primarily related to proceeds from the Genentech preferred stock purchase agreement, $620,000 resulting from the release of escrow funds and $10,000 of unrealized gains. As of September 30, 1998, Alteon had invested $7,806,000 in capital equipment and leasehold improvements, of which a cumulative $1,347,000 had been funded through capital leases.

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

      Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations at least into the second half of 1999. In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds is unrestricted to the Company. Genentech has agreed to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. The first such purchase, in the amount of $8,000,000, occurred on July 27, 1998, and on October 1, 1998, a second purchase occurred in the amount of $14,544,000. In addition, Genentech will fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors. Genentech may terminate the license agreement on six months' notice to the Company.

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

      The Company is conducting a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is currently implementing a plan, which includes a review of all hardware/software vendors, as well as other Alteon suppliers, vendors and business partners. The Company believes that, with minor hardware modifications, the Year 2000 issue will not pose significant operational problems for the Company's internal computer systems as so modified.

      In areas where the Company is dependent on third party vendors, the Company is assessing the possible effects on its operations. Currently, the Company is in discussion with these organizations regarding their Year 2000 readiness. The Company will be developing business continuity plans for the areas which are critical in preventing or mitigating any serious disruptions to its business. However, the potential impact and related costs, if any, are not known at this time.

      The Year 2000 disclosures discussed above depend on numerous expectations which are subject to uncertainties. Certain risk factors which could have a material adverse effect on the Company's results of operations and financial condition include, but are not limited to: (i) unexpected failures by significant third party vendors, (ii) failures by governmental agencies causing delays in approval of new products or sales of approved products, (iii) failures in global banking systems and capital markets, (iv) failures by public and private utility companies supplying services to the Company, and (v) failures in identifying critical systems within the Company.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      The following information is furnished as to equity securities of the Company sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933.

      c) (1) On July 27, 1998 the Company sold 800 shares of its Series H Preferred Stock (the "Preferred Stock").

      c) (2)  The Preferred Stock was sold in a private placement to Genentech.

      c) (3) The aggregate purchase price for the Preferred Stock was $8,000,000. There were no underwriting discounts or commissions.

      c) (4) The Preferred Stock was offered and sold exclusively to an accredited investor in compliance with the requirements of Rule 506 under the Securities Act of 1933 and accordingly the transaction was exempt from registration under such Act.

      c) (5) Each share of Series H Preferred Stock is convertible by the holder thereof at any time after the earlier of (i) the granting of approval by the U.S. Food and Drug Administration (or any successor thereto) for the marketing and sale of any pimagedine product specified in the development collaboration and license agreement between the Company and Genentech; (ii) termination by Genentech of the development collaboration and license agreement; or (iii) December 1, 2002 upon 70 days' notice to the Company into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales prices of the Common Stock, as reported on the Nasdaq National Market, for the 20 business days preceding the date of conversion (such average being referred to as the "Conversion Value"). The Preferred Stock is convertible into Common Stock or cash by the Company on the basis of the Conversion Value. The Preferred Stock may not be converted into Common Stock if after such conversion the holder and its affiliates would be the beneficial owners of more than 40% of the outstanding Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on July 22, 1998. The following matters were voted upon at the Meeting: (i) the election of two directors, (ii) the amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 shares to 40,000,000 shares, (iii) the removal of certain limitations regarding the Company's Series G Preferred Stock and Series H Preferred Stock and (iv) the ratification of the appointment of Arthur Andersen, LLP as independent public accountants for the fiscal year ending December 31, 1998.

(i) The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of each such nominee:


                                        Number of         Number of
                     Name               Votes For      Votes Withheld
                     ----               ---------      --------------

            Marilyn G. Breslow         15,240,645          189,316
            Alan J. Dalby              15,276,445          153,516


      (ii) The votes cast for, against, abstaining or non-votes regarding the amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 shares to 40,000,000 shares were as follows:


           Votes For     Votes Against      Abstentions      Non-Votes
           ---------     -------------      -----------      ---------

           14,931,218       364,291           134,452            0

      (iii) The votes cast for, against, abstaining or non-votes regarding the removal of certain limitations on the purchase and conversion of the Company's Series G Preferred Stock and Series H Preferred Stock were as follows:


           Votes For     Votes Against      Abstentions      Non-Votes
           ---------     -------------      -----------      ---------

           4,741,385       1,996,248          153,805        8,538,523


      (iv) The votes cast for, against or abstaining from the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1998 were as follows:


                   Votes For          Votes Against      Abstentions
                   ---------          -------------      -----------

                  15,317,233             87,463            25,265


ITEM 5.  OTHER INFORMATION

      The proxy solicited by the Board of Directors of the Company for the 1999 Annual Meeting of Stockholders will confer discretionary authority to vote on any stockholder proposal presented at that meeting unless the Secretary of the Company receives written notice of such proposal no later than March 17, 1999 which is 45 days prior to the expected proxy mailing date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits

   Exhibit
     No.                   Description of Exhibit
     ---                   ----------------------

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

     3.4 Certificate of Amendment of Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit
            3.4 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

     3.5 Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

     3.6 Amended Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

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

     27     Financial Data Schedule.


b)    Reports on Form 8-K filed during the quarter ended September 30, 1998:
      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 12, 1998



                                                ALTEON INC.




                                                 /s/ James J. Mauzey
                                                -----------------------------
                                          By:   James J. Mauzey
                                                Chairman of the Board,
                                                Chief Executive Officer and
                                                Director
                                                (principal executive officer)



                                                /s/ Kenneth I. Moch
                                                -----------------------------
                                          By:   Kenneth I. Moch
                                                Senior Vice President,
                                                Finance and Business
                                                Development and Chief Financial
                                                Officer
                                                (principal financial officer)