Form 10-K
period 1998-12-31
ALTEON INC /DE
filed 1999-03-31
CIK 878903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Mark One

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
/X/   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998

                                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
/ /   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

                           Commission File No. 0-19529

                                   ALTEON INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3304550
(State or other jurisdiction of            ( I.R.S. Employer Identification No.)
 incorporation or organization)


             170 Williams Drive, Ramsey, New Jersey      07446
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

                        Yes      X          No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the equity stock held by non-affiliates of the Registrant: $16,298,445 at March 17, 1999 based on the last sales price on that date.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 17, 1999.


                            Class                   Number of Shares
                 Common Stock, $.01 par value          18,888,660

Documents Incorporated by reference

         The Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 2, 1999 is incorporated by reference into Part III.

ITEM 1. BUSINESS.

OVERVIEW

            Alteon is engaged in the discovery and development of pharmaceutical products for the treatment of the complications of diabetes and age-related diseases. The Company's efforts have focused primarily on developing its lead first-in-class compound, pimagedine, as an agent to inhibit or block abnormal glucose/protein complexes, known as Advanced Glycosylation End-products ("A.G.E.s"), that lead to diabetic complications such as kidney disease and retinopathy. Alteon has completed certain clinical trials of pimagedine and is currently evaluating its future development.

            A.G.E.s accumulate throughout the body at a rate dependent on glucose levels. This accumulation and the subsequent crosslinking of A.G.E.s to other proteins results in a progressive loss of function of certain organs, blood vessels and nerves. High levels of A.G.E.s are found in persons with diabetes, a disease characterized by elevated glucose levels. The Company is also utilizing its technical expertise in the field of diabetes to develop compounds focused on glucose regulation and control.

            The status of Alteon's clinical development programs for pimagedine in diabetic complications is as follows:

            Overt Nephropathy. The Company has thus far tested the safety and efficacy of oral pimagedine in a Phase III clinical trial, called the ACTION I trial (A Clinical Trial In Overt Nephropathy) in Type I diabetics with overt nephropathy. The trial was conducted at 56 clinical sites and involved 690 patients. In November 1998, the Company announced that a preliminary analysis of the ACTION I trial showed that the data for the trial's primary endpoint did not reach statistical significance.

            The Company is continuing the evaluation of pimagedine's primary outcome and key secondary endpoints, some of which show statistical significance. Based on an ongoing in-depth analysis of the Phase III ACTION I trial results, the Company is preparing a comprehensive pre-NDA data package on pimagedine for submission to the U.S. Food and Drug Administration ("FDA") in order to seek input from the FDA regarding the future development of pimagedine. Based upon its evaluation of the ACTION I trial results and the outcome of its communications with the FDA, the Company will decide whether to file a New Drug Application ("NDA") for pimagedine, conduct additional trials, or terminate the development of pimagedine for overt nephropathy.

            A second Phase III trial of pimagedine in patients with Type II diabetes and overt nephropathy, called the ACTION II trial, was initiated in July 1995. In March 1998, the Company discontinued this trial because of an insufficient risk/benefit ratio based upon data then available.

            End-Stage Renal Disease ("ESRD"). Alteon initiated a Phase II trial in ESRD in January 1996. An interim analysis in July 1997 revealed positive trend data in survival of treated patients versus placebo patients. Based on these findings, the Company expanded this trial to a pivotal Phase III trial. Alteon is evaluating this program as part of its overall evaluation of pimagedine.

            In addition to the clinical programs for pimagedine in diabetic complications, Alteon has a number of research programs under way to expand its research and development pipeline. The key programs are:

            A.G.E. Crosslink Breakers. The Company has identified novel orally available compounds that in preclinical testing demonstrate the ability to chemically break what were previously believed to be permanent, A.G.E.-mediated bonds between proteins. A.G.E. crosslink breakers offer the possibility of the first therapeutic approach to removing A.G.E. crosslinks. These compounds are being evaluated in preclinical models for their potential to reverse certain cardiovascular complications, as well as ophthalmic and dermatological conditions. A lead agent, ALT-711, has completed a series of Phase I human safety trials.

            Glucose Lowering Agents. The Company has identified novel orally available compounds which in preclinical models of diabetes demonstrate the ability to lower blood glucose and free fatty acids by a potentially new mechanism of action. The Company is actively pursuing additional studies in order to advance the most promising compound to clinical lead status.

            Alteon has strategic alliances with Genentech, Inc. ("Genentech"), Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), Roche Diagnostics, GmbH, formerly Corange International Ltd., acting through Boehringer Mannheim Diagnostics ("Roche"), Gamida for Life, formerly Eryphile BV ("Gamida"), and IDEXX Laboratories, Inc. ("IDEXX") to develop and market pimagedine and A.G.E. diagnostics for human or veterinary uses in specific territories throughout the world. The strategic alliance with Genentech will terminate as of June 30, 1999 unless Genentech and the Company agree to amend their contractual arrangements before that date. The Company anticipates that during 1999 it will review with its corporate partners their arrangements in light of the Company's current development plans and priorities. In order to expand its internal research and development capacities, Alteon has licensed technology and/or patent rights from The Rockefeller University ("Rockefeller University"), The Picower Institute for Medical Research ("The Picower Institute") and Washington University in St. Louis, Missouri ("Washington University").

            Alteon owns or has exclusive rights to 91 issued or allowed United States patents and has 22 additional patent applications pending in the United States. Alteon also owns or has exclusive rights to over 25 issued or granted non-U.S. patents and has over 67 patent applications pending in Europe, Japan, Australia and Canada. Alteon intends to continue pursuing this filing strategy and intends to vigorously defend its intellectual property position against infringement.

            This document includes certain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "expects," and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made by the Company. Factors described in this Annual Report on Form 10-K, including without limitation those identified in the section captioned "Forward Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company.

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

            In healthy individuals, physiological glucose levels are tightly regulated by the opposing actions of two hormones -- insulin, which lowers blood glucose, and glucagon, which elevates blood glucose. Diabetes arises from either
1) a severe decrease of insulin production and subsequent uptake and utilization of glucose, generally referred to as Type I or Insulin Dependent Diabetes Mellitus ("IDDM"), or 2) a loss in responsiveness to insulin, generally referred to as Type II or Non-Insulin Dependent Diabetes Mellitus ("NIDDM"). Concurrently, the ability to moderate the glucose-elevating effects of glucagon is diminished, leading to the persistent hyperglycemic (excess blood sugar) state of diabetes. In both cases, glucose levels rise significantly and, if not brought under control, increase the rate of formation of A.G.E.s.

            These A.G.E. complexes form continuously over time at a rate dependent upon glucose levels, subsequently crosslink to other proteins and ultimately accumulate in various tissues, vessels and organs. As the rate of accumulation increases, A.G.E. crosslinked proteins become rigid and aggregated. It is this process which the Company believes results in progressive loss of function of certain organs, blood vessels and nerves. In healthy individuals this process occurs naturally, though slowly, as the body ages. In diabetic patients, the rate of A.G.E. accumulation and the extent of protein crosslinking is accelerated. The Company believes that this is a major factor contributing to diabetic complications. The Diabetes Control and Complications Trial ("DCCT"), a multi-center investigation conducted under the auspices of the National Institutes of Health, demonstrated that elevated blood glucose levels significantly increase the rate of progression of eye, kidney, blood vessel and nerve complications from diabetes. More than 50% of people with diabetes in the United States develop diabetic complications which range from mild to severe.

            Studies conducted in animal models at numerous independent institutions worldwide suggest that A.G.E.s are responsible for diabetic complications including kidney disease (nephropathy), eye disease (retinopathy), nerve disease (neuropathy) and hardening of the arteries (atherosclerosis). More recent studies implicate A.G.E.s in age-related disorders such as cardiovascular disease, Alzheimer's disease and stroke. Alteon believes certain complications, such as atherosclerosis, hypertension and the progressive decline in renal function that occur eventually in non-diabetics, may also be A.G.E.-related, as this pathological process is cumulative in effect over the lifetime of any individual.

            Alteon's lead compound, pimagedine, also has been shown to inhibit certain inflammatory conditions. The Company believes that this is due to pimagedine's inhibitory effect on one of the enzymes responsible for synthesis of nitric oxide ("NO"), a naturally occurring molecule which, when overproduced, may lead to or result in serious complications. There is increasing evidence that NO plays a significant role in acute and chronic inflammation, and may play a role in inflammatory diseases such as asthma, inflammatory skin conditions, rheumatoid arthritis and inflammatory bowel disease. Inhibition of the inducible enzyme responsible for formation of NO, inducible nitric oxide synthase ("iNOS"), has been shown in animal models to mitigate the inflammatory disease process.

TECHNOLOGY

     A.G.E.-Formation Inhibitors

            Alteon's most advanced therapeutic program is the development of drugs that inhibit A.G.E.-formation. These compounds are designed to prevent major diabetic and age-related complications by blocking the formation of A.G.E.s and subsequent crosslinking of A.G.E.s to other proteins. Alteon's lead compound, pimagedine, has been shown to inhibit A.G.E.-formation and subsequent crosslink formation in preclinical models. Data from Alteon's human clinical trials provided evidence of this activity in humans. Alteon and its corporate partners have been developing pimagedine to slow the progression of various complications of diabetes, such as diabetic nephropathy.

            Alteon is also engaged in research programs on second-generation A.G.E.-formation inhibitors to identify compounds that have advantages over pimagedine, such as increased efficacy or a more favorable safety profile. The Company has proposed one compound, ALT-946, for further development.

     A.G.E. Crosslink Breakers

            The Company is developing the A.G.E. crosslink breaker class of compounds for several therapeutic indications. Studies in animal models, including primates, in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions through a unique mechanism of action. The breakers compounds reverse the stiffening of arteries as well as stiffening of the heart that accompanies the development of diabetes and aging. Reductions in blood pressure that have been observed suggest that crosslink breakers may prove beneficial in the treatment of hypertension in the elderly.

            The Company is also evaluating development of the breaker class for reversing the stiffening and subsequent dehydration of skin through a topical formulation. The crosslinking of matrix proteins in the dermis is believed to be responsible for the deep wrinkling phenomenon of aging. The Company is also pursuing investigations into the role of A.G.E. crosslinking in restricting the flow of fluid through the eye, the consequence of which causes elevated intraocular pressure which is central to the development of glaucoma. Preliminary studies in aged primates demonstrates a persistent improvement in fluid flow following a single intraocular injection.

     Glucose Lowering Agents

            The inability to utilize glucose effectively in Type II diabetes is due to a defect in the response of glucose utilizing tissues (e.g. skeletal muscle) to insulin. The Company has identified novel orally available compounds that lower blood glucose and free fatty acid levels in preclinical models of Type II diabetes. These compounds, collectively called Glucose Lowering Agents ("G.L.A."), are chemically distinct from and exhibit a different mechanism of action than the thiazolidinedione compounds, a class of compounds that has been the focus of many pharmaceutical companies because of potential beneficial effects on glucose and triglyceride levels. Analysis of plasma lipids suggests that the regulation of fat metabolism leads to improved glucose utilization and may be an important feature in the mechanism of action for the G.L.A. class. This series of compounds prevents weight gain in obese/diabetic animal models, suggesting a possible role for use in the treatment of obesity. The Company is actively pursuing preclinical studies with these compounds in order to advance the most promising compound to clinical lead status.

            The following chart illustrates the process of A.G.E.-formation and crosslinking and is qualified by the more detailed description in the text. It also highlights those areas within the A.G.E. cascade where Alteon is attempting to offer chemical agents to intervene pharmaceutically.


[            NOTE: THE PRINTED COPY OF THIS FORM 10-K CONTAINS A           ]
[            GRAPHICAL REPRESENTATION OF THE FOLLOWING.  THE "||"          ]
[            REPRESENT ARROWS POINTING FROM "GLUCOSE LOWERING              ]
[            AGENTS" TO "GLUCOSE," FROM "A.G.E. FORMATION INHIBITORS"      ]
[            TO "PROTEINS" AND "A.G.E.S," AND FROM "A.G.E. CROSSLINK       ]
[            BREAKERS" TO "CROSSLINKED A.G.E.S"                            ]
[                                                                          ]
[                                    A.G.E. CASCADE                        ]
[                                    --------------                        ]
[                                                                          ]
[            Glucose  +  Proteins ====}  A.G.E.s ====} Crosslinked A.G.E.s ]
[               '                    '             '            '          ]
[               ||                   ||            ||           ||         ]
[               ||                   ||            ||           ||         ]
[         Glucose Lowering                A.G.E.               A.G.E.      ]
[             Agents               Formation Inhibitors       Crosslink    ]
[                                                              Breakers    ]
[                                                                          ]


     iNOS Technology

         Pimagedine is a preferential inhibitor of iNOS in animal models, thereby decreasing the formation of NO, a molecule which has been shown in preclinical models to play a role in acute and chronic inflammation. Independent researchers have reported that treatment with pimagedine reduces inflammation in specific preclinical models. Pimagedine has also been shown to decrease the migration of macrophages (inflammatory cells) to the site of tissue damage and prevents the release of cytokines and consequent release of NO. The Company has developed a topical formulation of pimagedine for the treatment of inflammatory skin diseases.

PRINCIPAL PRODUCTS UNDER DEVELOPMENT

         The following table summarizes Alteon's principal products in research and development:

------------------------------------- ---------------------- ---------------------------- ----------------------------
         Product Candidate/                 Mechanism                DEVELOPMENT                   MARKETING
         Target Indications                 Of Action                 STATUS(1)                   RIGHTS (2)
------------------------------------- ---------------------- ---------------------------- ----------------------------
Pimagedine Oral                                                                                   Genentech/
Diabetic Complications                       A.G.E.                                           Yamanouchi/Gamida/
   Overt Nephropathy (Type I)                                    Completed Phase III                 IDEXX
   End-Stage Renal Disease                                            Phase III
------------------------------------- ---------------------- ---------------------------- ----------------------------
ALT-946                                                                                             Alteon/
   Diabetic Complications                    A.G.E.                  Preclinical                   Genentech
------------------------------------- ---------------------- ---------------------------- ----------------------------
A.G.E. Crosslink Breakers                                                                           Alteon/
   Cardiovascular Disease                    A.G.E.                    Phase I                    Yamanouchi
   Ophthalmic                                A.G.E.                  Preclinical
   Dermatological                            A.G.E.                  Preclinical
------------------------------------- ---------------------- ---------------------------- ----------------------------
Glucose Lowering Agents                        (4)                    Research                      Alteon
------------------------------------- ---------------------- ---------------------------- ----------------------------
Pimagedine Topical
Dermatological                                iNOS                                                  Alteon/
   Allergic Contact Dermatitis                                       Veterinary                    IDEXX(3)
------------------------------------- ---------------------- ---------------------------- ----------------------------
Pimagedine Intravenous                         (4)                                            Alteon(3)/Genentech
   Stroke                                                                IND                        Gamida
----------------------------------------------------------------------------------------------------------------------

Notes:

(1) "Completed Phase III" indicates that the trial has been completed and that Alteon is continuing analysis of the results. "Phase III" clinical trials indicate that Alteon is testing the compound in humans for safety and efficacy in an expanded patient population at multiple clinical sites. "Preclinical" includes toxicological and pharmacokinetics assessment of candidate compounds as well as formulation of a product in an appropriate dosage form. "Phase I" clinical trials indicate that the drug has been given to human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and the Company is analyzing the results. "Research" includes identification and evaluation of compounds in vitro and in animal models. IND stands for Investigational New Drug. See " -- Government Regulation."

(2) Where indicated, the Company's corporate partner, Genentech has rights to market products in all areas of the world except for the territories reserved to Yamanouchi and Gamida. The strategic alliance with Genentech will terminate as of June 30, 1999 unless Genentech and the Company agree to amend their contractual arrangements before that date. Yamanouchi has rights, or under certain circumstances the option to acquire rights, to market products in Japan, South Korea, Taiwan and The People's Republic of China. Where indicated, the Company's corporate partner Gamida has rights to market products in Israel, Jordan, South Africa, Cyprus and Bulgaria. Where indicated, the Company's corporate partner IDEXX has rights to develop and market pimagedine and A.G.E. diagnostics for certain veterinary uses. See " -- Corporate Strategic Alliances."

(3) In June 1995, Alteon obtained a license from Washington University, St. Louis, for patents covering the use of pimagedine to inhibit iNOS. Alteon and Yamanouchi are currently determining marketing rights for certain potential products based upon this mechanism of action.

(4) Mechanism not fully elucidated.

--------------------------------------------------------------------------------

The Company incurred research and development expenditures of $18,720,000, $23,264,000, $24,592,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Expenditures were reduced by reimbursements from corporate partners in 1996 in the amount of $1,226,000. No amounts were reimbursed in 1997 and 1998.

     Pimagedine Oral

         Diabetic Kidney Disease. Kidney disease is a significant cause of morbidity and mortality in patients with Type I and Type II diabetes. It is a chronic and progressive disease. One of the early signs of kidney damage is microalbuminuria (characterized by leakage of small amounts of protein into the urine) which progresses to overt nephropathy (characterized by leakage of large amounts of protein into the urine) and ultimately to end-stage renal disease (advanced renal disease requiring dialysis). Approximately 35% of patients with Type I diabetes and approximately 10-15% of patients with Type II diabetes develop nephropathy. As of 1995, there were approximately 1,000,000 diabetics diagnosed with kidney disease in the United States. The only product approved to treat nephropathy in patients with Type I diabetes is the anti-hypertensive captopril, an angiotensin-converting enzyme ("A.C.E.") inhibitor. The Company believes that pimagedine acts through a mechanism different from captopril and therefore if used in conjunction with captopril may have a complementary therapeutic effect. The Company believes the results of the ACTION I trial support this conclusion. See "--Competition."

         Overt Nephropathy. The Company conducted a randomized double-blind, placebo-controlled, multi-center, Phase III clinical trial to evaluate the safety and efficacy of pimagedine in Type I diabetic patients with overt nephropathy, the ACTION I trial. The trial was initiated in January 1994. The primary objective of the trial was to evaluate the safety and efficacy of pimagedine in preserving renal function in Type I patients. Enrollment in the trial was completed in August 1996 with 690 patients from 56 investigational sites in the United States and Canada. Patients were treated for a minimum of two years and received twice daily oral doses of pimagedine, adjusted for kidney function. Under this protocol, pimagedine treatment was in addition to the best available therapeutic regimen chosen by the treating physicians.

         In November 1998, the Company announced results of a preliminary analysis of data from the ACTION I trial. Although the results showed that pimagedine reduced the risk of doubling of serum creatinine, the study's primary endpoint, the data did not reach statistical significance. Pimagedine therapy resulted in significant improvements in several key measurements: reduced urinary protein, reduced LDL cholesterol and triglycerides, reduced diastolic blood pressure and reduced progression of retinopathy. Additional data suggested a trend toward improvements in other measures of renal function including estimated creatinine clearance and glomerular filtration rate. The drug was generally well tolerated.

         Medical and clinical consultants have advised the Company to continue evaluation of pimagedine. Based on an ongoing in-depth analysis of the Phase III ACTION I trial results, the Company is preparing a comprehensive pre-NDA data package on pimagedine to submit to the FDA. Based upon its evaluation of the ACTION I trial results and the outcome of its communications with the FDA, the Company will decide whether to file an NDA for pimagedine in the treatment of overt nephropathy in Type I diabetes, conduct additional trials, or terminate the development of pimagedine as a therapy for overt nephropathy in Type I diabetics. The FDA has notified the Company that should an NDA for pimagedine ever be filed, it will receive a fast track designation.

         A second Phase III trial of pimagedine, in patients with Type II diabetes and overt nephropathy (ACTION II), was initiated in July 1995 and used a trial design similar to the ACTION I trial. The objective of this study was to evaluate the safety and efficacy of pimagedine in preserving renal function in Type II patients. In March 1998, the Company discontinued this trial because of an insufficient risk/benefit ratio based upon data then available.

         End-Stage Renal Disease (ESRD). As kidneys fail, there is a significant increase in circulating A.G.E.s because of the patient's inability to clear these compounds. This occurs to a greater degree in diabetic patients because of their more rapid rate of A.G.E.-formation. A.G.E.s are not removed to a significant degree by dialysis in part due to the large size of certain A.G.E. proteins. The high A.G.E. burden in diabetic patients is thought to be responsible for the rapid progression of diabetic complications in dialysis patients. The Company believes that elevated A.G.E. levels also contribute to higher levels of cardiovascular morbidity and mortality in diabetic patients. Approximately 50,000 diabetics develop ESRD annually in the United States. Diabetics with ESRD have a cardiovascular mortality (myocardial infarction and cerebral vascular mortality) which is higher than other patient groups with renal failure. Erythropoietin ("EPO") is often used to treat the anemia resulting from the loss of kidney function and there is no known agent useful for treatment of ESRD.

         The Company is conducting a randomized, double-blind, placebo-controlled, multi-center, Phase III clinical trial to evaluate the safety and efficacy of pimagedine in diabetic patients with ESRD on hemodialysis, a form of dialysis used by approximately 80% of dialysis patients in the United States. This clinical trial was initiated as a Phase II study in January 1996, with an enrollment of approximately 120 patients who received oral doses of pimagedine three times per week in conjunction with their dialysis treatment. Interim analyses performed after 90 patients were in the study for a minimum of six months revealed a positive trend in the survival of treated patients versus placebo patients and a positive effect on certain lipid measurements. In addition, the drug appeared well tolerated in this very ill patient population. Based on discussions with Alteon's end-stage renal disease consultants and with the FDA, Alteon converted the trial into a pivotal Phase III evaluation, focusing on all-cause mortality as the primary endpoint. An independent External Review Committee has been established to assess on a periodic basis the ongoing risk/benefit ratio and the clinical results of this pivotal study. Alteon is evaluating this program as part of its overall evaluation of further development of pimagedine.

     Pimagedine Intravenous

         Stroke. Every year approximately 500,000 patients in the United States suffer a stroke and approximately one-third of these individuals die, making stroke the third leading cause of death by disease. According to the American Heart Association, in 1994 the economic cost of stroke due to health care expense and loss of productivity was estimated to be nearly $30 billion. Individuals at increased risk for stroke include those with hypertension, smokers, obese individuals, diabetics and those with hyperlipidemia. Currently, several pharmaceutical and biopharmaceutical companies are conducting preclinical studies and clinical trials on numerous compounds for the treatment of stroke.

         Animal studies have demonstrated that pimagedine, when given prior to or after indication of stroke by occlusion of the middle cerebral artery, reduced the volume of tissue death by 30%.

         Alteon has completed acute toxicity studies in animals with an intravenous formulation of pimagedine. The Company has filed an IND with the FDA.

     Pimagedine Topical

         Inflammatory Skin Disease. Nitric oxide ("NO") has been shown to play a role in the inflammatory disease process. Preclinical studies with pimagedine have shown a significant reduction in both NO production as well as skin inflammation. Based on these findings, the Company believes that pimagedine could have a beneficial effect in certain inflammatory diseases such as contact dermatitis and eczema. Currently, topical steroids are the treatment of choice for these indications but are contraindicated for prolonged use. A topical formulation of pimagedine has been developed. The Company has filed an IND for these indications.

     A.G.E. Crosslink Breakers

         Several classes of novel compounds have been identified which are capable of breaking the crosslinks formed as a result of A.G.E. accumulation. These compounds are currently under evaluation in various animal models to assess their potential for treatment of a variety of diseases including cardiovascular disease, certain ophthalmic disease states and certain skin conditions. The most promising drug candidate, ALT-711, has recently completed a series of Phase I human safety trials. In preclinical studies, ALT-711 has been shown, in primates, to restore large artery elasticity and reverse aorta stiffness by catalytically breaking the A.G.E. crosslinks between proteins, potentially leading to a reversal of the deterioration of the cardiovascular system.

     Glucose Lowering Agents

         The Company is currently investigating the glucose lowering potential of several compounds initially identified from a natural product screening program. These compounds, which are structurally different from the thiazolidinediones, have been identified as having activity similar to the thiazolidinediones without the same side effect profile. Additional mechanistic studies on these compounds are currently under way, as is additional preclinical testing designed to identify a potential lead compound for future clinical development.

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

STATUS OF CLINICAL TRIALS

     Completed Trials for Pimagedine

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

         As a result of the gastro-intestinal side effects seen in preclinical toxicology studies and earlier trials, the FDA required the Company to modify its original Phase II/III protocol to include certain gastric function tests, including endoscopy. In August 1994, based on such tests in the first 31 patients receiving pimagedine, an independent safety committee recommended and the FDA allowed removal of the routine endoscopy requirement. At the same time, the FDA permitted the inclusion of women of childbearing potential in the trial.

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

         While not an endpoint of the Israeli trial, albumin in the urine was also reduced in patients identified as having albuminuria (excretion of more than 30 mg of albumin in 24 hours).

         In July 1997, the Company announced that its Phase II trial evaluating pimagedine in diabetic patients with end-stage renal disease was being extended into a pivotal Phase III trial focusing on mortality as the primary endpoint. This decision was based upon an interim analysis of the ongoing Phase II trial, which revealed a positive trend in the survival of treated patients versus placebo patients. Interim analysis also showed a positive effect on certain lipid measurements, similar to those seen in other studies. In addition, the drug appeared to be well tolerated in this patient population.

         The Company also conducted a randomized double-blind, placebo-controlled, multi-center, Phase III clinical trial to evaluate the safety and efficacy of pimagedine in Type I diabetic patients with overt nephropathy, the ACTION I trial. The trial was initiated in January 1994. The primary objective of the trial was to evaluate the safety and efficacy of pimagedine in preserving renal function in Type I patients. Enrollment in the trial was completed in August 1996 with 690 patients from 56 investigational sites in the United States and Canada. Patients were treated for a minimum of two years and received twice daily oral doses of pimagedine, adjusted for kidney function.

         In November 1998, the Company announced results of a preliminary analysis of data from the ACTION I trial. A preliminary analysis of the primary endpoint showed that pimagedine reduced the risk of doubling of serum creatinine, the study's primary endpoint, but the data did not reach statistical significance. Pimagedine therapy resulted in significant improvements in several key measurements: reduced urinary protein, reduced LDL cholesterol and triglycerides, reduced diastolic blood pressure and reduced progression of retinopathy. Additional data suggested a trend toward improvements in other measures of renal function including estimated creatinine clearance and glomerular filtration rate. The drug was generally well tolerated. In-depth analysis of the ACTION I trial results is ongoing.

     Completed Trials for ALT-711

         Phase I human safety trials of ALT-711, the Company's lead A.G.E. crosslink breaker, were initiated in June 1998. The single dose and multiple dose studies have been completed and data analysis is ongoing.

     Ongoing Clinical Trials

         As of December 31, 1998, approximately 209 patients have been enrolled in the Company's expanded pivotal Phase III clinical trial in end-stage renal disease. See "--End-Stage Renal Disease."

         In 1996, the Company retained Quintiles, Inc. to provide clinical trial services to support the Phase III ACTION trials. The major areas of service include project management, NDA preparation, clinical site monitoring and data management.

CORPORATE STRATEGIC ALLIANCES

     Genentech, Inc.

         In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds was unrestricted to the Company. The agreement provided for Genentech to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. As of October 1998, Genentech had purchased $22,544,000 of Series H Preferred Stock. The agreements also provide for Genentech to fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors.

         Pursuant to the development collaboration and license agreement, Alteon granted Genentech an exclusive license to use and sell pimagedine in all areas of the world except for Japan, China, South Korea and Taiwan, territories covered under Alteon's agreement with Yamanouchi, and Israel, Jordan, Bulgaria, Cyprus and South Africa, territories covered under Alteon's agreement with Gamida (the "Genentech Territory"). Alteon also granted Genentech an exclusive license to use and sell second-generation A.G.E.-formation inhibitor products (and any future Alteon compounds in this class), to be selected by Genentech after review of Alteon's A.G.E-formation inhibitor portfolio, in the Genentech Territory. The license provided that Alteon receive cash payments from Genentech upon meeting certain milestones and royalties on net sales of pimagedine and second-generation A.G.E.-formation products within the Genentech Territory.

         By letter agreement dated February 11, 1999, Alteon and Genentech agreed that the development collaboration and license agreement will terminate effective June 30, 1999 unless prior to that date the parties agree to amend the agreement. The parties further agreed that Genentech's obligations to purchase shares of stock of Alteon, pursuant to the stock purchase agreement, terminated effective December 31, 1998. The letter agreement provides that Genentech will continue to provide funding (in cash rather than through purchases of Series H Preferred Stock) for agreed-upon development costs for pimagedine until June 30, 1999.

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

         Alteon and Yamanouchi also entered into a research and development collaboration agreement to provide for joint collaboration on further research and development, specifically Alteon's A.G.E.-formation and protein crosslinking technology. Yamanouchi also agreed to fund preclinical studies, including most toxicology studies on pimagedine and any other products that the parties jointly agree to develop including a second-generation A.G.E.-formation inhibitor and a macrophage stimulator. The collaboration agreement provides that any joint development program is terminable by either party upon 60 days' prior written notice. The agreement terminates in June 1999, unless otherwise extended. In September 1992, Alteon and Yamanouchi amended the research and development collaboration agreement to clarify their relative responsibilities for patent prosecution and payment thereof.

         Pursuant to the agreement, Yamanouchi has provided financial support for most of the preclinical toxicity studies and has completed Phase I clinical trials on pimagedine in Japan. Yamanouchi has not yet initiated Phase II clinical trials in Japan.

     Roche Diagnostics

         In December 1994, the Company entered into an exclusive licensing arrangement with Roche for Alteon's technology for diagnostic applications. Under this alliance, Alteon will be entitled to receive royalties based on net sales of research and commercial assays developed by Roche and based on Alteon's A.G.E. technology. Roche will receive exclusive worldwide rights to the technology for diagnostic applications outside the territory covered by the agreement with Yamanouchi for the Yamanouchi Territory.

         Under the agreement, Roche has agreed to develop immunoassays to detect A.G.E.-hemoglobin, ApoB-A.G.E. and A.G.E.-serum protein/peptides. Development of reagents and formats for the A.G.E. competitive ELISA and a procedure for measuring hemoglobin-A.G.E. was completed in 1998. Continuation of the program to adapt these reagents to automated clinical assays is contingent upon FDA approval of pimagedine and will advance along with any product launch of pimagedine.

         The agreement gives Roche discretion over commercial development. Roche may terminate the license agreement upon 90 days' prior written notice.

     Gamida

         In November 1995, the Company entered into clinical testing and distribution agreements with Gamida. Under these agreements, Gamida conducted, at its own expense, a Phase II multi-site clinical trial in Israel, in accordance with the protocol developed by Alteon, to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels. Gamida will receive the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. The distribution agreement is for a term ending 10 years after the date of regulatory approval for the sale of pimagedine in Israel; thereafter, it will be automatically renewed for successive three-year periods unless terminated by either party on the last day of the initial or renewal term. See "--Status of Clinical Trials."

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

         The Company anticipates that during 1999 it will review with its corporate partners their arrangements in light of the Company's current development plans and priorities.

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

     Cerami Consulting Corporation and Warren Laboratories

         On April 1, 1998 the Company entered into an agreement with Cerami Consulting Corporation ("Cerami Consulting"), a corporation of which Dr. Anthony Cerami, a founder and a member of the Board of Directors of the Company, is the President, pursuant to which Cerami Consulting has provided consulting services to the Company. Additionally, on April 1, 1998, the Company entered into a research agreement with Kenneth S. Warren Laboratories, Inc. ("Warren Laboratories") pursuant to which Warren Laboratories agreed to conduct research and development of such of the Company's technology as the parties may agree upon. Warren Laboratories is a non-profit corporation of which Dr. Cerami is a trustee and the President. Both agreements provided for termination by either party on six month's notice. On November 17, 1998, the Company notified Cerami Consulting and Warren Laboratories of its intention to terminate the agreements effective May 17, 1999. The Company is in negotiations with Cerami Consulting and Warren Laboratories regarding the restructuring of these agreements.

     The Rockefeller University

         Pursuant to an agreement with Rockefeller University, Alteon has exclusive, worldwide and perpetual rights to the technology and inventions relating to A.G.E.s and other protein crosslinking, including those relating to the complications of diabetes and aging. See "--Patents, Trade Secrets and Licenses."

     The Picower Institute for Medical Research

         Pursuant to an agreement with The Picower Institute, a not-for-profit biomedical science institution of which Dr. Cerami was the President, the Company has received an exclusive worldwide, royalty-bearing license for certain commercial health care applications of A.G.E.-related inventions. See "--Patents, Trade Secrets and Licenses."

MANUFACTURING

         The Company has no manufacturing facilities for either production of bulk chemicals or the manufacturing of pharmaceutical dosage forms. The Company relies on third party contract manufacturers to produce the raw materials and chemicals used as the active drug ingredients in its pharmaceutical products and to perform the tasks necessary to process, package and distribute these products in finished form. In September 1997, Alteon entered into an agreement with Ganes Chemicals Inc. to provide a portion of the Company's requirements of bulk pimagedine. The Company has established relationships with other companies for the spray drying, tableting, packaging and commercial distribution of pimagedine.

         Such third party contractors will be inspected by the Company and its consultants to confirm compliance with current Good Manufacturing Practice ("cGMP") required for pharmaceutical products. The Company believes it will be able to obtain sufficient quantities of bulk chemical at reasonable prices to satisfy anticipated needs. There can be no assurance, however, that the Company can continue to meet its needs for supply of bulk chemicals or that manufacturing limitations will not delay clinical trials or possible commercialization. See "--Corporate Strategic Alliances."

MARKETING AND SALES

         Alteon plans to market and sell its products, if successfully developed and approved, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

         For certain of its products Alteon has licensed exclusive marketing rights, formed joint marketing arrangements or granted distribution rights within specified territories with its corporate partners, Yamanouchi, Roche, Gamida, IDEXX and Genentech. See "--Corporate Strategic Alliances."

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

         Alteon obtained several patents covering certain novel compounds in the A.G.E. crosslink breaker category. These compounds have the ability to break what were previously believed to be permanent, A.G.E.-mediated bonds between proteins. The use of these compounds offers the possibility of the first therapeutic approach to the removal of A.G.E. crosslinks.

         The Company believes that its licensed and owned patents provide a substantial proprietary base that will allow Alteon and its collaborative partners to commercialize products in this field. There can be no assurance, however, that pending or future applications will issue, that the claims of any patents which do issue will provide any significant appreciation of the Company's technology, or that the Company's directed discovery research will yield compounds and products of therapeutic and commercial value.

         In 1987, the Company acquired an exclusive, royalty-free, worldwide license (including the right to sub-license to others) to issued patents, patent applications and trade secrets from Rockefeller University relating to the A.G.E.-formation and crosslinking technology currently under development at Alteon. The investors of the patented technology include Drs. Michael A. Brownlee, Anthony Cerami and Helen Vlassara, members of Alteon's Scientific Advisory Board, and Dr. Peter C. Ulrich, formerly the Company's Director of Chemistry and now an employee of Cerami Consulting. Additional patent applications have since been filed on discoveries made in support of the technology from research conducted at Rockefeller University, The Picower Institute and the Company's laboratories.

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

         As of December 31, 1998, the Company's patent estate of owned and/or licensed patent rights consisted of 91 issued patents or allowed United States patent applications, none of which expire prior to 2001, and 22 pending patent applications in the United States, the majority of which are A.G.E.-related. Included in Alteon's patent estate are two issued United States patents on the use of pimagedine for inhibition of iNOS, licensed from Washington University. Alteon also owns or has exclusive rights to over 25 issued or granted non-United States patents and has over 67 patent applications pending in Europe, Japan, Australia and Canada.

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

GOVERNMENT REGULATION

         The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of the Company's products.

         The process required by the FDA before the Company's products may be approved for marketing in the United States generally involves (i) preclinical new drug laboratory and animal tests, (ii) submission to the FDA of an IND, which must become effective before clinical trials may begin, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of an NDA, and
(v) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that the FDA review process will result in product approval on a timely basis, if at all.

         Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Certain preclinical tests are subject to FDA regulations regarding current Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials or during the conduct of the clinical trials, as appropriate.

         Clinical trials are conducted under protocols that detail such matters as the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each protocol must be reviewed and approved by an institutional review board.

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

         FDA approval of the Company's products, including a review, for the appropriate indication(s), of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes, or facilities will be granted on a timely basis, if at all. Any delay or failure to obtain such approvals would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

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

         The FDA has implemented accelerated approval procedures for certain pharmaceutical agents that treat serious or life-threatening diseases and conditions, especially where no satisfactory alternative therapy exists. The Company believes that certain of its products in development may qualify for accelerated approval. The FDA has advised the Company that any NDA filed for pimagedine based on the ACTION trials will qualify for accelerated approval procedures. The Company cannot predict the ultimate impact, however, of the FDA's accelerated approval of procedures on the timing or likelihood of approval of any of its potential products or those of any competitor. In addition, the approval of a product under the accelerated approval procedures may be subject to various conditions, including the requirement to verify clinical benefit in post-marketing studies, and the authority on the part of the FDA to withdraw approval under streamlined procedures if such studies do not verify clinical benefit.

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

COMPETITION

         A number of companies are pursuing the research and development of pharmaceutical agents to treat the complications of diabetes and age-related diseases. The Company is not aware of any other pharmaceutical company developing an A.G.E.-formation inhibitor which has reached the clinical development stage and it has no knowledge of any company pursuing a product to break crosslinked A.G.E. proteins. Conversely, Alteon is aware of many companies which are pursuing research and development of compounds for the lowering of glucose levels and the selective inhibition if iNOS.

         Many of the Company's potential competitors have substantially greater financial, technical and human resources than the Company and may be better-equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company.

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

         Competitive drugs based on other therapeutic mechanisms may be efficacious in treating diabetic complications. The development by others of non-A.G.E.-related treatment modalities for diabetic complications could render pimagedine and other Alteon products in the diabetic field non-competitive or obsolete. Therapeutic approaches being pursued include curing diabetes via gene therapy or islet cell transplantation, as well as pharmaceutical intervention with agents such as the aldose reductase inhibitors.

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

         The treatment of diabetic complications with use of existing agents such as lipid lowering agents or A.C.E. inhibitors also appears beneficial. The A.C.E. inhibitor, captopril, has been approved by the FDA for patients with diabetic nephropathy. Alteon's clinical trials were designed assuming patients' baseline therapy would include A.C.E. inhibitor treatment. The patent covering captopril expired in March 1996. Other pharmaceutical companies have chosen to market and sell this drug which has led to a significant decrease in its price. Sales of captopril may reduce or eliminate the market for any product developed by the Company for this indication.

         The Company is aware of the development by several pharmaceutical companies of thiazolidinedione derivatives ("glitazones") for treatment of Type II diabetes. In January 1997, Warner-Lambert Company was given approval and clearance by the FDA for the marketing of Rezulin (TM) (troglitazone), an anti-diabetic drug designed to target insulin resistance in Type II diabetes.

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

         The following persons are members of Alteon's Scientific Advisory
Board:

                  Anthony Cerami, Ph.D., President of Cerami Consulting
                Corporation.

                  Michael A. Brownlee, M.D., Anita and Jack Saltz Chair of
                Diabetes Research at the Albert Einstein College of Medicine, and a Professor in the Department of Medicine and Co-Director of the Diabetes Research Center.

                  Helen Vlassara, M.D., Director, Division of Experimental
                Diabetes and Aging, Department of Geriatrics at the Mount Sinai Medical Center.

                  Scott M. Grundy, M.D., Ph.D., Chairman of the Department of
                Clinical Nutrition and Director of the Center for Human Nutrition at the University of Texas Southwestern Medical Center at Dallas, Texas, and a Professor of Internal Medicine and Biochemistry.

                  Bruce Merrifield, Ph.D., a Nobel Laureate and the John D.
                Rockefeller Professor Emeritus at Rockefeller University.

                  Leslie Z. Benet, Ph.D., Professor and Chairman, Department of
                Biopharmaceutical Sciences, University of California, San Francisco.

                  Richard Bucala, M.D., Ph.D., Professor and Head, Laboratory of
                Medical Biochemistry at The Picower Institute.

EMPLOYEES

         As of March 31, 1999, Alteon employed 47 persons (13 of whom held a Ph.D., M.D. or other advanced degree), of whom 33 were engaged in research and development and 14 were engaged in administration and management. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Alteon believes that it has been successful in attracting skilled and experienced personnel. None of the Company's employees are covered by collective bargaining agreements and all employees are covered by confidentiality agreements. The Company believes that its relationship with its employees is good.

FORWARD-LOOKING STATEMENTS

         Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives are based on a number of assumptions. The words "believes," "expects," "anticipates," "intends," "estimates" or other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in this section and elsewhere in, or incorporated by reference into, this Form 10-K. These factors include, but are not limited to, the risks set forth below. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements.


     Need for Future Funding; Uncertainty of Access to Capital

         Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations into 2000. Alteon will require substantial new funding in order to continue the research, product development, preclinical testing and clinical trials of its product candidates, including pimagedine if the Company decides to continue its development and ALT-711, the Company's lead A.G.E. crosslink breaker candidate. The Company will also require additional funding for operating expenses, the pursuit of regulatory approvals for its product candidates and the establishment of marketing and sales capabilities. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing arrangements, commercialization activities, and the cost of product in-licensing and strategic acquisitions, if any. There can be no assurance that the Company's cash reserves and other liquid assets, including funding that may be received from the Company's corporate partners and equity sales and interest income earned thereon, will be adequate to satisfy its capital and operating requirements.

         Alteon intends to seek funding initially through arrangements with corporate collaborators. It may in the future seek funding through public or private sales of the Company's securities, including equity securities, when and if conditions permit. In addition, the Company may pursue opportunities to obtain debt financing, including capital leases, in the future. There can be no assurance, however, that additional funding will be available on reasonable terms, if at all. Any additional equity financing would be dilutive to the Company's stockholders. If adequate funds are not available, Alteon may be required to curtail significantly or eliminate one or more of its research and development programs. If Alteon obtains funds through arrangements with collaborative partners or others, it may be required to relinquish rights to certain of its technologies or product candidates.

     Uncertainties Related to the Early Stage of Development;
     Technological Uncertainties

         All of the Company's product candidates are in the research or development stage, and all revenues to date have been generated from collaborative research agreements and financing activities, or interest income earned on these funds. No revenues have been generated from product sales. There can be no assurance that product revenues can be realized on a timely basis, if at all.

         Alteon has not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that any clinical trials undertaken by the Company will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products.

         There can be no assurance that Alteon will succeed in the development and marketing of any therapeutic or diagnostic product. To achieve profitable operations, the Company must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and preclinical and clinical testing prior to potential regulatory approval and commercialization.

         The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. There can be no assurance that the Company will undertake additional clinical trials or that the Company's product development efforts will be successfully completed, that required regulatory approvals can be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance. Commercial availability of any Alteon products, including pimagedine, is not expected for a number of years, if at all.

     Uncertainty of Future Profitability

         At December 31, 1998, the Company had an accumulated deficit of $107,856,621. The Company anticipates that it will incur substantial, potentially greater losses in the future. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit. Alteon expects to incur substantial additional operating expenses over the next several years as its research, development and clinical trial activities increase. Alteon does not expect to generate revenues from the sale of products, if any, for a number of years. The Company's ability to achieve profitability depends in part on its ability to enter into agreements for product development, obtain regulatory approval for its products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. There can be no assurance that Alteon will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates or that the Company will ever achieve product revenues or profitability.

     Dependence on Collaborative Relationships

         The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with research collaborators, corporate partners and others and upon the subsequent success of these third-parties in performing their obligations.

         Alteon has established collaborative arrangements with Yamanouchi, Gamida, Roche, IDEXX and Genentech with respect to the development of drug therapies and diagnostics utilizing the Company's scientific platforms. The arrangement with Genentech will terminate on June 30, 1999 unless the parties agree to amend their arrangements. The Company anticipates that during 1999 it will review with its corporate partners their arrangements in light of the Company's current development plans and priorities. Alteon is seeking to establish new collaborative relationships to provide the funding necessary for continuation of its product development but there can be no assurance that such effort will be successful. The Company will, in some cases, be dependent upon these outside partners to conduct preclinical testing and clinical trials and to provide adequate funding for the Company's development programs. Under certain of these arrangements, the Company's corporate partners may have all or a significant portion of the development and regulatory approval responsibilities. Failure of the corporate partners to develop marketable products or to gain the appropriate regulatory approvals on a timely basis, if at all, would have a material adverse effect on the Company's business, financial condition and results of operations.

         In most cases, the Company cannot control the amount and timing of resources which its corporate partners devote to the Company's programs or potential products. If any of the Company's corporate partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. The termination of collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third-parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertainties Related to Patents and Proprietary Technology

         The Company's success will depend on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third-parties from infringing upon its proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and abroad.

         The degree of patent protection afforded to pharmaceutical inventions is uncertain and the Company's potential products are subject to this uncertainty. Pimagedine is not a novel compound and is not covered by a composition-of-matter patent. The patents covering pimagedine are use patents containing claims covering therapeutic indications and the use of specific compounds and classes of compounds to inhibit A.G.E. formation. Competitors may develop and commercialize pimagedine or pimagedine-like products for indications outside of the protection provided by the claims of the Company's use patents. Physicians, pharmacies and wholesalers could then substitute for the Company's pimagedine products. Substitution for the Company's pimagedine products would have a material adverse effect on the Company's business, financial condition and results of operations. Use patents may afford a lesser degree of protection in certain foreign countries due to their patent laws. In addition, although the

Company has several patent applications pending to protect proprietary technology and potential products, there can be no assurance that these patents will be issued, that the claims of any patents which do issue will provide any significant protection of the Company's technology or products, or that the Company will enjoy any patent protection beyond the expiration dates of its currently issued patents.

         There can be no assurance that competitors will not develop competitive products outside the protection that may be afforded by the claims of the Company's patents. The Company is aware that other parties have been issued patents and have filed patent applications in the United States and foreign countries with respect to other agents which impact A.G.E. or A.G.E. crosslink formation.

         The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to maintain, develop and expand its competitive position, which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain, but not all, corporate partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for such breach, or that the Company's trade secrets will not otherwise become known to or be independently discovered by competitors.

     Uncertainties Related to Government Regulation; No Assurance of Regulatory Approval

         Alteon's research, preclinical testing and clinical trials of its product candidates are, and the manufacturing and marketing of its products will be, subject to extensive and rigorous regulation by numerous governmental authorities in the United States and in other countries where the Company intends to test and market its product candidates.

         Prior to marketing, any product developed by the Company must undergo an extensive regulatory approval process. This regulatory process, which includes preclinical testing and clinical trials, and may include post-marketing surveillance, of each compound to establish its safety and efficacy, can take many years and can require the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted NDA. Similar delays may also be encountered in foreign countries. There can be no assurance that regulatory approval will be obtained for any drugs developed by the Company. Moreover, regulatory approval may entail limitations on the indicated uses of the drug. Further, even if regulatory approval is obtained, a marketed drug and its manufacturer are subject to continuing review and discovery of previously unknown problems with a product or manufacturer which may have adverse effects on the Company's business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including preclinical testing and clinical trials, the approval process or post-approval, may result in various adverse consequences including the FDA's delay in approving, or its refusal to approve, a product withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. Except for pimagedine, which has been allowed to proceed into human clinical trials for diabetic patients with nephropathy, end-stage renal disease, dyslipidemia and dermatological conditions and an IND for treatment of stroke (intravenous), the Company has not submitted any other IND application for any product candidate, and no products have been approved for commercialization in the United States or elsewhere. No assurance can be given that the Company will be able to obtain FDA approval for any products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or marketing partners from marketing the Company's products or limit the commercial use of such products and will have a material adverse effect on the Company's business, financial condition and results of operations.

     Intense Competition and Risk of Technological Obsolescence; Alternate Cures or Therapies for Diabetes

         The Company is engaged in pharmaceutical fields characterized by extensive research efforts and rapid technological progress. Many established pharmaceutical and biotechnology companies with resources greater than those of the Company are attempting to develop products that would be competitive with the Company's products.

Other companies may succeed in developing products that are safer, more efficacious or less costly than any that may be developed by Alteon and may also be more successful than Alteon in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development or commercialization expenses incurred with respect to those products.

         Certain technologies under development by other pharmaceutical companies could result in a cure for diabetes or the reduction of the incidence of diabetes and its complications. For example, a number of companies are investigating islet cell transplantation as a possible cure for Type I diabetes. Results of a study conducted by the National Institutes of Health, known as the DCCT, published in 1993, showed that tight glucose control reduced the incidence of diabetic complications. Numerous companies are pursuing methods to control glucose levels. In addition, several large companies have initiated or expanded research, development and licensing efforts to build a diabetic pharmaceutical franchise focusing on diabetic nephropathy, neuropathy, retinopathy and related conditions. An example of this is research seeking anti-angiogenesis drugs for the potential treatment of diabetic retinopathy. Furthermore, the Company is aware of several pharmaceutical companies which are developing thiazolidinedione derivatives ("glitazones") for the treatment of Type II diabetes. In January 1997, Warner-Lambert Company was given approval and clearance by the FDA for the marketing of Rezulin(TM) (troglitazone), an anti-diabetic drug designed to target insulin resistance in Type II diabetes. It is possible that one or more of these initiatives may reduce or eliminate the market for the Company's products.

         In addition, captopril, a product marketed by Bristol-Myers Squibb Company, has been approved for Type I diabetics with overt nephropathy. The patent covering captopril expired in February 1996. Other pharmaceutical companies have chosen to market and sell this drug, resulting in a substantial decrease in price. This decline in price for captopril may significantly reduce or eliminate the market for any product developed by the Company for this indication.

     Uncertainties Related to Pharmaceutical Pricing and Reimbursement

         The Company's business, financial condition and results of operations may be materially adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. In the United States, the Company expects that there will continue to be federal and state initiatives to control and/or reduce pharmaceutical expenditures. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that the Company receives for any products it may develop and sell in the future and have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on the Company's corporate partners, the Company's ability to commercialize its products may be adversely affected.

         The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the products will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. If adequate coverage and reimbursement levels are not provided by government and other third-party payors for the Company's products, the market acceptance of these products would be adversely affected.

     Uncertainties Related to Marketing and Sales

         For certain of its products, the Company has licensed exclusive marketing rights to its corporate partners or formed collaborative marketing arrangements within specified territories in return for royalties to be received on sales, a share of profits or beneficial transfer pricing. These agreements are terminable at the discretion of the

Company's partners upon as little as 90 days' prior written notice. If the licensee or marketing partner terminates an agreement or fails to market a product successfully, the Company's business, financial condition and results of operations may be adversely affected.

         Alteon currently has no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any approved product, Alteon must either develop a marketing and sales force or, where appropriate or permissible, enter into arrangements with third parties to market and sell its products. There can be no assurance that Alteon will develop successfully marketing and sales experience or that it will be able to enter into marketing and sales agreements with others on acceptable terms, if at all, or that any such arrangements, if entered into, will not be terminated. If the Company develops its own marketing and sales capability, it will compete with other companies that currently have experienced, well funded and larger marketing and sales operations. To the extent that the Company enters into co-promotion or other sales and marketing arrangements with other companies, any revenues to be received by Alteon will be dependent on the efforts of others, and there can be no assurance that their efforts will be successful.

     No Manufacturing Experience; Reliance on Third-Party Manufacturing

         The Company has no experience in manufacturing products for commercial purposes and does not have manufacturing facilities. Consequently, the Company is dependent on contract manufacturers for the production of products for development and commercial purposes. The manufacture of the Company's products for clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA. The Company has contracted or will be contracting with third parties for the manufacture and distribution of pimagedine. However, in the event that the Company is unable to obtain or retain third-party manufacturing for its products, it will not be able to commercialize such products as planned. There can be no assurance that the Company will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. The Company's current dependence upon others for the manufacture of its products may adversely affect its profit margin, if any, on the sale of future products and the Company's ability to develop and deliver such products on a timely and competitive basis.

     Potential Product Liability; Uncertainties Related to Insurance

         The use of any of the Company's potential products in clinical trials and the sale of any approved products, including the testing and commercialization of pimagedine, may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made directly by consumers, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. However, coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance or, if maintained, that insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial conditions and results of operations. There can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

     Attraction and Retention of Key Employees and Consultants

         The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on consultants and members of its Scientific Advisory Board to assist the Company in formulating its research and development strategy. All of Alteon's consultants and the members of the Scientific Advisory Board are employed outside the Company and may have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company.

     Hazardous Materials

         The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for any damages or fines that result. Such liability could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ALTN." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:

                                                  High              Low
                                                 ------            ------
                  1997
                  ----
                  First Quarter                  $6.625            $3.000
                  Second Quarter                  5.125             2.250
                  Third Quarter                   5.875             3.438
                  Fourth Quarter                  9.188             4.500

                  1998
                  ----
                  First Quarter                 $13.125            $4.563
                  Second Quarter                  5.500             3.250
                  Third Quarter                   5.000             2.188
                  Fourth Quarter                  5.500             0.531

         As of March 17, 1999, there were 342 holders of the Common Stock, with beneficial stockholders in excess of 400. On March 17, 1999, the last sale price reported on the Nasdaq National Market for the Common Stock was $0.875 per share.

         The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends in the foreseeable future. Any earnings which the Company may realize will be returned to finance the growth of the Company.

         In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock (the "Securities"). On December 19, 1997 the Company sold to Genentech 837,314 shares of Common Stock and

939 shares of Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 (800 shares) and $14,544,000 (1,454.37 shares) respectively of Series
H Preferred Stock. The Securities were offered and sold to a single accredited investor in compliance with the requirements of Rule 506 under the Securities Act of 1933, and accordingly the transaction was exempt from registration under such Act. Each share of Series G Preferred Stock is convertible at any time into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market, for the twenty business days immediately preceding the date of conversion (the "Conversion Price"). The shares of Series H Preferred Stock will be convertible on the same basis at any time after the earlier of (i) the granting of approval by the FDA for the marketing and sale of any pimagedine product specified in the development collaboration and license agreement between the Company and Genentech, (ii) termination by Genentech of the development collaboration and license agreement or, (iii) December 1, 2002. In addition, subject to certain volume limitations, the Series H Preferred Stock may be converted at any time when the Company's market capitalization is less than twice the price paid by Genentech for all shares of Series G Preferred Stock and Series H Preferred Stock then held by Genentech.

         The market prices for securities of biotechnology and pharmaceutical companies, including Alteon, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or others, clinical trial results, developments concerning agreements with collaborators, governmental regulation, developments in patent or other proprietary rights, public concern as to safety of drugs developed by the Company or others, future sales of substantial amounts of Common Stock by existing stockholders and general market conditions can have an adverse effect on the market price of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the five years ended December 31, 1998 has been derived from the audited financial statements of the Company.

                                                                       YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    1994         1995           1996          1997          1998
                                                  --------     ---------      ---------     ---------    ----------
                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Investment income........................       $ 1,797       $ 1,888        $ 2,295       $ 1,510       $ 1,321
Expenses:
   Research and development.................         8,573        10,004         17,494        23,264        24,592
   Elimination of previously accrued
     loss contingency                                   --            --             --            --        (1,771)
   General and administrative...............         3,706         3,699          3,517         3,633         4,842
   Interest.................................            43            68             47            25             4
                                                  --------      --------       --------      --------      --------
     Total expenses.........................        12,322        13,771         21,058        26,922        27,667
                                                  --------      --------       --------      --------      --------

Net loss....................................       (10,525)      (11,883)       (18,763)      (25,412)      (26,346)
Preferred stock dividends
   and discount amortization................            --            --             --         1,091         2,207
                                                  --------      --------       --------      --------      --------
Net loss applicable to common
   Stockholders.............................      $(10,525)     $(11,883)      $(18,763)     $(26,503)     $(28,553)
                                                  ========      ========       ========      ========      ========

Basic loss per share to common
   Stockholders.............................      $  (0.85)     $  (0.90)      $ (1.20)      $  (1.60)     $  (1.57)
                                                  ========      ========       =======       ========      ========

Diluted loss per share to common
   Stockholders.............................      $  (0.85)     $  (0.90)      $ (1.20)      $  (1.60)     $  (1.57)
                                                  ========      ========       =======       ========      ========

Weighted average common shares used
   in computing basic and diluted loss
   per share................................        12,431        13,170        15,640         16,566        18,211
                                                    ======        ======        ======         ======        ======



                                                                            DECEMBER 31,
                                         --------------------------------------------------------------------
                                           1994           1995           1996           1997           1998
                                         --------       --------       --------       --------      ---------
                                                                    (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments ...........    $ 36,435       $ 45,197       $ 34,500       $ 28,974      $  24,132
Working capital .....................      35,540         44,433         26,542         22,390         20,093
Total assets ........................      43,612         52,216         40,139         33,508         27,652
Long-term capital lease obligations..         750            467            162             --             --
Accumulated deficit .................     (22,154)       (34,037)       (52,800)       (79,303)      (107,857)
Stockholders' equity ................      41,214         49,716         31,371         26,455         23,338

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

            Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. Alteon has incurred an accumulated deficit of $107,856,621 as of December 31, 1998 and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

            In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 and $14,544,000 respectively, of Series H Preferred Stock.

            By letter agreement dated February 11, 1999, Alteon and Genentech agreed that Genentech's obligations to purchase shares of stock of Alteon pursuant to the stock purchase agreement terminated effective December 31, 1998. The letter agreement provides that Genentech will continue to provide funding (in cash rather than through purchases of Series H Preferred Stock) for agreed-upon development costs for pimagedine until June 30, 1999.

            Although the Company anticipates increased expenditures in research and development expenses as it develops products and conducts its clinical trials, a portion of such development expenses are expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop, including a second generation A.G.E.-formation inhibitor and a macrophage stimulator. Gamida conducted, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels, which was completed in April 1997. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses.

            The Company anticipates that during 1999 it will review with its corporate partners their arrangements in light of the Company's current development plans and priorities.

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

RESULTS OF OPERATIONS

     Years Ended December 1998, 1997, 1996

            Revenues

            Total revenues for 1998, 1997 and 1996 were $1,321,000, $1,510,000 and $2,295,000, respectively. Revenues in 1998, 1997 and 1996 were derived from interest earned on cash and cash equivalents and short-term investments. The decrease in investment income in 1998 over 1997 was attributed to the decrease in cash and cash equivalents and short-term investment balances during most of 1998.

           Operating Expenses

            The Company's total expenses increased to $27,667,000 in 1998, from $26,922,000 in 1997 and $21,058,000 in 1996 and consisted primarily of research and development expenses offset by the elimination of a previously accrued loss contingency. (See Note 6 of Notes to Financial Statements.) Research and development expenses, net of reimbursements from its collaborative partners, were $24,592,000 in 1998, $23,264,000 in 1997 and $17,494,000 in 1996. Research
and development expenses increased in 1998 from 1997 by $1,328,000, or 6%. This increase was primarily due to increased expenses related to the A.G.E. crosslink breaker program including Phase I clinical trial costs and the expansion of the ESRD trial offset by a decrease in the ACTION trial costs due to the termination of the ACTION II trial. Research and development expenses increased in 1997 from 1996 by $5,770,000, or 33.0% due to the costs associated with ACTION trials throughout 1997. The Company was reimbursed $1,226,000 in 1996 by its collaborative partners for research and development expenditures. No amounts were reimbursed in 1997 and 1998.

            General and administrative expenses were $4,842,000 in 1998 as compared to $3,633,000 in 1997 and $3,517,000 in 1996. The increase in 1998 over 1997 was due to increased personnel related costs, consulting, investor relations and insurance costs.

            Interest expense was $4,000 in 1998, $25,000 in 1997 and $47,000 in
1996. The decrease in interest expense was primarily due to the amortization schedule for the capital lease arrangement which commenced in June 1994 for leasehold improvements on the Company's headquarters and research facility.

            Net Loss

            At December 31, 1998, the Company had available net operating tax loss carryforwards, which expire in various amounts from the years 2006 through 2013, of approximately $98 million for income tax purposes. In addition, the Company had research and development credit carryforwards of approximately $6 million. The Company had net losses of $26,346,000 in 1998, $25,412,000 in 1997 and $18,763,000 in 1996.

            The Company does not believe that inflation has had a material impact on the results of its operations.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash and cash equivalents and short-term investments at December 31, 1998 of $24,132,000 compared to $28,974,000 at December 31, 1997.
This is a decrease in cash and cash equivalents and short-term investments for the twelve months ended December 31, 1998 of $4,842,000. This consisted of $27,567,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses and $481,000 of capital expenditures. This was offset by $22,578,000 of financing activities primarily related to the sale of Preferred Stock to Genentech and the reclassification of restricted cash of $620,000. In June 1998, in accordance with a new lease agreement the escrow funds were returned to the Company. As of December 31, 1998, Alteon had invested $7,820,000 in capital equipment and leasehold improvements.

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

            Alteon anticipates that its existing available cash and cash equivalents and short term investments will be adequate to satisfy its working capital requirements for its current and planned operations into 2000.

            In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1999, Genentech purchased $8,000,000 and $14,544,000 respectively, of Series H Preferred Stock.

            By letter agreement dated February 11, 1999, Alteon and Genentech agreed that Genentech's obligations to purchase shares of stock of Alteon pursuant to the stock purchase agreement terminated effective December 31, 1998. The letter agreement provides that Genentech will continue to provide funding (in cash rather than through purchases of Series H Preferred Stock) for agreed-upon development costs for pimagedine until June 30, 1999.

            The amount of the Company's future capital requirements will depend on numerous factors, including the progress of the Company's research and development programs, the conduct of preclinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third party funding.

            Because of the Company's long-term capital requirements, it may seek access to the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs. If the Company obtains funds through arrangements with collaborative partners or others it may be required to relinquish rights to certain of its technologies or product candidates.

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

            The Company's current priorities are the evaluation and possible continued development of pimagedine and the development of ALT-711, its lead A.G.E. crosslink breaker candidate. If the Company decides to continue the development of pimagedine after its consultations with the FDA, it expects to seek one or more corporate partners to provide necessary funding. The Company is actively seeking one or more corporate partners to help fund the development of ALT-711. The Company believes that additional development of this compound and other product candidates will require the Company to find sources of funding.

            The Company had received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company is not presently in compliance with the Nasdaq maintenance standard which requires that the Company's Common Stock maintain a closing bid price of greater than or equal to $1.00. Pursuant to the Nasdaq rules the Company has ninety (90) calendar days in which to regain compliance with this requirement. During this time the Company's Common Stock will continue to be listed on Nasdaq. If within this period the Common Stock complies with the closing bid price requirement for a minimum of ten (10) consecutive trading days, the Common Stock will continue to be listed on Nasdaq at the end of the ninety (90) day period. If the Company is unable to comply with this requirement on or before the end of the ninety (90) day period ending June 22, 1999, the Company's Common Stock will be delisted from Nasdaq effective at the opening of business on June 24, 1999. No assurance can be given that the Common Stock will meet the closing bid price requirement during this period. Delisting could have a material adverse effect on the Company and its ability to raise additional capital on favorable terms as well as on stockholder liquidity.

            The Company is conducting a review of its computer systems to identify any issues which may result from the year 2000 date recognition problem, which is the result of computer programs being written using two digits rather than four to define the applicable year. The Company believes that with minor modifications to its systems, which it expects to complete before December 31, 1999, the year 2000 issue will not pose significant operation problems for its internal computer systems as so modified. The year 2000 assessments and modifications are generally being done in-house. Therefore, the primary costs associated with this project are included in payroll expenditures.

            The Company is assessing the possible effect on its operations of year 2000 problems faced by its third party vendors. The Company believes that the primary area in which its operations could be materially affected by year 2000 problems of its vendors relates to its use of contract research organizations ("CROs") to provide services in connection with portions of its clinical trials. The CROs have advised the Company that they are addressing the year 2000 compliance issue and are in the process of assessing their systems which may be vulnerable to the year 2000 issue. The Company continues to monitor their readiness. However, if year 2000 problems prevent the CROs from performing their work for the Company, the Company will not be able to develop internal systems to replace the CROs and will have to find other CROs which are able to perform. As a result, the Company could incur substantial delays in its clinical trials. In addition, power failures caused by year 2000 problems faced by utilities could compromise animal studies in progress at the Company's facilities. This could cause material delays in the Company's research and development programs.

            The Company's operations and financial conditions could be adversely and materially affected by other year 2000 problems including, without limitation, (i) unexpected failures by third party vendors, (ii) failures by governmental agencies causing delays in approval of new products, (iii) failures in global banking systems and capital markets, and (iv) failures to identify year 2000 problems in critical systems within the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment in marketable securities. The Company does not use derivative financial instruments in its investments. The Company's investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. The table below presents principal amounts and related weighted average interest rates expected by maturity date for the Company's investment portfolio.

                                                  1999          2000     2001      2002     2003       Thereafter
                                                  ----          ----     ----      ----     ----       ----------
         Assets
         ------
         Cash equivalents:
           Fixed rate..................      $10,839,586          --        --       --       --            --
           Average interest rate.......             5.38%         --        --       --       --            --

         Short-term investments:
           Fixed rate..................      $13,292,666          --        --       --       --            --
           Average interest rate.......             5.57%         --        --       --       --            --

         Total investment securities:        $24,132,252          --        --       --       --            --
           Average interest rate.......             5.48%         --        --       --       --            --


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

           For information concerning this item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 2, 1999, which information is incorporated herein by reference.



ITEM 11.   EXECUTIVE COMPENSATION.

           For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 2, 1999, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 2, 1999, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 2, 1999, which information is incorporated herein by reference.

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

           (b)  Reports on Form 8-K.

           On November 16, 1998, the Company filed a current report on Form 8-K under Item 5 which reported the preliminary analysis of data from the Company's clinical trial of pimagedine in Type I diabetic patients with overt nephropathy.

           (c) Exhibits.

           The exhibits required to be filed are listed on the Index to Exhibits attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 1999.

                                     ALTEON INC.

                                     By: /s/ Kenneth I. Moch
                                         -------------------
                                         Kenneth I. Moch
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                      Title                                        Date
         ---------                                      -----                                        ----
/s/ Mark Novitch             Chairman of the Board                                             March 30 , 1999
-----------------------
Mark Novitch

/s/ Kenneth I. Moch          President and Chief Executive Officer                              March 30, 1999
-----------------------      (principal executive officer)
Kenneth I. Moch

/s/ Elizabeth O'Dell         Vice President, Finance and Administration, Secretary and          March 30, 1999
-----------------------      Treasurer (principal finance and accounting officer)
Elizabeth O'Dell

/s/ Marilyn G. Breslow       Director                                                           March 30, 1999
-----------------------
Marilyn G. Breslow

/s/ Robert N. Butler         Director                                                           March 30, 1999
-----------------------
Robert N. Butler

/s/ Anthony Cerami           Director                                                           March 30, 1999
-----------------------
Anthony Cerami

/s/ Alan J. Dalby            Director                                                           March 30, 1999
-----------------------
Alan J. Dalby

/s/ David McCurdy            Director                                                           March 30, 1999
-----------------------
David McCurdy

Form 10-K - Item 14(a) (1)

Alteon Inc.

List of Financial Statements

                                                                            Page

The following financial statements of Alteon Inc. are included in Item 8:

Report of independent public accountants - Arthur Andersen LLP ..............F-2

Financial statements:........................................................F-3

     Balance sheets as of December 31, 1997 and 1998.........................F-3

     Statements of operations for the years ended December 31, 1996,
     1997 and 1998...........................................................F-4

     Statements of stockholders' equity for the period from December
     31, 1996 to December 31, 1998...........................................F-5

     Statements of cash flows for the years ended December 31, 1996,
     1997 and 1998...........................................................F-6

     Notes to financial statements ..................................F-7 -- F-14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Alteon Inc.:

We have audited the accompanying balance sheets of Alteon Inc. (a Delaware corporation) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 1997 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 16, 1999

                                                        ALTEON INC.

                                                      BALANCE SHEETS


                                                                                                   DECEMBER  31,
                                                                                        ---------------------------------

                                                                                            1997                 1998
                                                                                        ------------        -------------
                                                          ASSETS
CURRENT ASSETS:

  Cash and cash equivalents .....................................................       $ 20,423,675        $  10,839,586
  Short-term investments ........................................................          8,550,063           13,292,666
  Other current assets ..........................................................            468,680              274,145
                                                                                        ------------        -------------

     Total current assets .......................................................         29,442,418           24,406,397

Property and equipment, net .....................................................          3,183,362            2,985,156
Deposits and other assets .......................................................            261,358              260,080
Restricted cash .................................................................            620,400                   --
                                                                                        ------------        -------------

   Total assets .................................................................       $ 33,507,538        $  27,651,633
                                                                                        ============        =============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable ..............................................................       $    921,637        $   1,035,417
  Accrued expenses ..............................................................          5,969,384            3,277,858
  Obligations under capital leases ..............................................            161,581                   --
                                                                                        ------------        -------------

     Total liabilities ..........................................................          7,052,602            4,313,275
                                                                                        ------------        -------------



CONTINGENCIES AND COMMITMENTS (NOTES 3 AND 6)

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 1,993,086 shares authorized and 942 and 771 of Series G, 0 and 2,315 of Series H shares issued and outstanding as of December 31, 1997 and
    1998, respectively ..........................................................                  9                   31

  Common stock, $.01 par value; 30,000,000 shares
    authorized and 17,922,319 and 18,814,740 shares issued and
    outstanding as of December 31, 1997 and 1998, respectively ..................            179,223              188,147

  Additional paid-in capital ....................................................        105,585,019          131,005,033

  Accumulated deficit ...........................................................        (79,303,374)        (107,856,621)

  Accumulated other comprehensive income/(loss) .................................             (5,941)               1,768
                                                                                        ------------        -------------

     Total stockholders' equity .................................................         26,454,936           23,338,358
                                                                                        ------------        -------------

Total liabilities and stockholders' equity ......................................       $ 33,507,538        $  27,651,633
                                                                                        ============        =============



                 See accompanying notes to financial statements

                                                   ALTEON INC.

                                            STATEMENTS OF OPERATIONS




                                                                            YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------

                                                                1996               1997                1998
                                                           ------------        ------------        ------------
Revenues:

  Investment income ................................       $  2,295,394        $  1,510,673        $  1,320,538

Expenses:

  Research and development .........................         17,494,193          23,264,385          24,591,769
  Elimination of previously accrued loss
     contingency....................................                 --                  --          (1,770,975)
  General and administrative .......................          3,516,599           3,632,917           4,842,176
  Interest .........................................             47,394              25,061               3,610
                                                           ------------        ------------        ------------

     Total expenses ................................         21,058,186          26,922,363          27,666,580
                                                           ------------        ------------        ------------

Net loss ...........................................        (18,762,792)        (25,411,690)        (26,346,042)
                                                           ------------        ------------        ------------

Preferred stock dividends and discount amortization                  --           1,091,401           2,207,205
                                                           ------------        ------------        ------------


Net loss applicable to common stockholders .........       $(18,762,792)       $(26,503,091)       $(28,553,247)
                                                           ============        ============        ============

Basic loss per share to common stockholders ........       $      (1.20)       $      (1.60)       $      (1.57)
                                                           ============        ============        ============

Diluted loss per share to common stockholders ......       $      (1.20)       $      (1.60)       $      (1.57)
                                                           ============        ============        ============

Weighted average common shares used in
    computing basic and diluted loss per share .....         15,640,399          16,566,290          18,210,902
                                                           ============        ============        ============



                 See accompanying notes to financial statements

                                                ALTEON INC.

                                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Preferred Stock                 Common Stock
                                                    --------------------       ---------------------------
                                                     Shares      Amount          Shares          Amount
                                                    --------     -------       ----------     -------------
Balance, December 31, 1995 .................           --           --         15,387,985          $153,880

    Net loss ...............................           --           --                 --                --

    Change in unrealized losses ............           --           --                 --                --


    Comprehensive loss .....................           --           --                 --                --


    Exercise of employee stock options .....           --           --            314,840             3,148

    Deferred compensation expense in
        connection with the issuance
        of non-qualified stock options .....           --           --                 --                --
                                                    -----        -----         ----------          --------
Balance, December 31, 1996 .................           --           --         15,702,825           157,028

    Net loss ...............................           --           --                 --                --

    Change in unrealized losses ............           --           --                 --                --


    Comprehensive loss .....................           --           --                 --                --


    Issuance of 6%, cumulative preferred
        stock valued at $1,000 per share,
        net of transaction costs ...........        5,000           50                 --                --

    Conversion of all 6%, cumulative
        convertible preferred
        stock to common stock ..............       (5,000)         (50)         1,203,099            12,031

    Preferred stock discount
        amortization .......................           --           --                 --                --

    Issuance of Series G preferred stock
        valued at $10,000 per share to
        Genentech, Inc., net of
        transaction costs ..................          939            9                 --                --

    Issuance of Series G preferred
        stock dividends ....................            3           --                 --                --

    Issuance of common stock to
         Genentech, Inc. ...................           --           --            837,314             8,373

    Exercise of employee stock options .....           --           --            179,081             1,791

    Deferred compensation expense in
        connection with the issuance of
        non-qualified stock options
        and options granted to non-employees           --           --                 --                --
                                                    -----        -----         ----------          --------
Balance, December 31, 1997 .................          942            9         17,922,319           179,223

    Net loss ...............................           --           --                 --                --

    Change in unrealized losses ............           --           --                 --                --


    Comprehensive loss .....................           --           --                 --                --


    Issuance of Series H preferred stock
        valued at $10,000 per share to
        Genentech, Inc., net of
        transaction costs ..................        2,254           23                 --                --

    Issuance of Series G and H preferred
        stock dividends ....................          133            1                 --                --

    Conversion of Series G preferred
        stock to common stock ..............         (243)          (2)           822,204             8,222

    Preferred stock discount
        amortization .......................           --           --                 --                --

    Exercise of employee stock options .....           --           --             70,217               702

    Deferred compensation expense in
        connection with the issuance of
        non-qualified stock options
        and options granted to
        non-employees ......................           --           --                 --                --
                                                    -----        -----         ----------          --------
Balance, December 31, 1998 .................        3,086        $  31         18,814,740          $188,147
                                                    =====        =====         ==========          ========


                                                ALTEON INC.

                             STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                       Accumulated
                                                 Additional                               Other              Total
                                                   Paid-in           Accumulated      Comprehensive      Stockholders'
                                                   Capital             Deficit        Income/(Loss)         Equity
                                                -------------       -------------     --------------     -------------
Balance, December 31, 1995 .................    $  83,607,054      $ (34,037,491)     $      (7,706)     $  49,715,737

    Net loss ...............................               --        (18,762,792)                --        (18,762,792)

    Change in unrealized losses ............               --                 --              3,989              3,989

                                                                                                         -------------
    Comprehensive loss .....................               --                 --                 --        (18,758,803)
                                                                                                         -------------

    Exercise of employee stock options .....          381,560                 --                 --            384,708

    Deferred compensation expense in
        connection with the issuance
        of non-qualified stock options .....           29,532                 --                 --             29,532
                                                 ------------      -------------             ------        -----------
Balance, December 31, 1996 .................       84,018,146        (52,800,283)            (3,717)        31,371,174

    Net loss ...............................               --        (25,411,690)                --        (25,411,690)

    Change in unrealized losses ............               --                 --             (2,224)            (2,224)
                                                                                                         -------------
    Comprehensive loss .....................               --                 --                 --        (25,413,914)
                                                                                                         -------------

    Issuance of 6%, cumulative preferred
        stock valued at $1,000 per share,
        net of transaction costs ...........        4,812,277                 --                 --          4,812,327

    Conversion of all 6%, cumulative
        convertible preferred
        stock to common stock ..............          (12,014)                --                 --                (33)

    Preferred stock discount
        amortization .......................        1,065,161         (1,065,161)                --                 --

    Issuance of Series G preferred stock
        valued at $10,000 per share to
        Genentech, Inc., net of
        transaction costs ..................        9,266,313                 --                 --          9,266,322

    Issuance of Series G preferred
        stock dividends ....................           26,240            (26,240)                --                 --

    Issuance of common stock to
         Genentech, Inc. ...................        5,601,627                 --                 --          5,610,000

    Exercise of employee stock options .....          119,165                 --                 --            120,956

    Deferred compensation expense in
        connection with the issuance of
        non-qualified stock options
        and options granted to non-employees          688,104                 --                 --            688,104
                                                 ------------      -------------             ------        -----------
Balance, December 31, 1997 .................      105,585,019        (79,303,374)            (5,941)        26,454,936

    Net loss ...............................               --        (26,346,042)                --        (26,346,042)

    Change in unrealized losses ............               --                 --              7,709              7,709
                                                                                                         -------------
    Comprehensive loss .....................               --                 --                 --        (26,338,333)
                                                                                                         -------------

    Issuance of Series H preferred stock
        valued at $10,000 per share to
        Genentech, Inc., net of
        transaction costs ..................       22,543,706                 --                 --         22,543,729

    Issuance of Series G and H preferred
        stock dividends ....................        1,327,768         (1,327,768)                --                  1

    Conversion of Series G preferred
        stock to common stock ..............           (8,220)                --                 --                 --

    Preferred stock discount
        amortization .......................          879,437           (879,437)                --                 --

    Exercise of employee stock options .....          195,451                 --                 --            196,153

    Deferred compensation expense in
        connection with the issuance of
        non-qualified stock options
        and options granted to
        non-employees ......................          481,872                 --                 --            481,872
                                                 ------------      -------------             ------        -----------
Balance, December 31, 1998 .................     $131,005,033      $(107,856,621)            $1,768        $23,338,358
                                                 ============      =============             ======        ===========


                 See accompanying notes to financial statements

                                                          ALTEON INC.

                                                   STATEMENTS OF CASH FLOWS



                                                                                       YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------------

                                                                          1996                 1997                1998
                                                                     --------------       --------------       -------------
Cash Flows from Operating Activities:
  Net loss ...................................................       $ (18,762,792)       $ (25,411,690)       $ (26,346,042)

Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization ........................             790,770              711,839              678,773
        Amortization of deferred compensation ................              29,532              688,104              481,872
        Changes in operating assets and liabilities:
           Receivables from corporate partner ................             602,999                   --                   --
           Other current assets ..............................              18,216              180,489              194,535
           Other assets ......................................             (13,674)               5,613                1,278
           Accounts payable and accrued expenses .............           6,550,303           (1,409,900)          (2,577,746)
                                                                     -------------        -------------        -------------

           Net cash used in operating activities .............         (10,784,646)         (25,235,545)         (27,567,330)
                                                                     -------------        -------------        -------------

Cash Flows from Investing Activities:
  Capital expenditures .......................................            (376,624)             (21,187)            (480,566)
  Purchases of marketable securities .........................        (104,285,343)        (105,272,696)        (115,976,783)
  Sales and maturities of marketable securities ..............         132,292,363          112,934,079          111,241,889
  Restricted cash ............................................             103,400              103,400              620,400
                                                                     -------------        -------------        -------------

           Net cash provided by (used in) investing activities          27,733,796            7,743,596           (4,595,060)
                                                                     -------------        -------------        -------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock .....................             384,708            5,730,956              196,153
  Proceeds from issuance of preferred stock ..................                  --           14,078,616           22,543,729
  Payments under capital lease obligations ...................            (282,990)            (305,317)            (161,581)
  Proceeds from sales-leaseback financing ....................             254,975              125,516                   --
                                                                     -------------        -------------        -------------

           Net cash provided by financing activities .........             356,693           19,629,771           22,578,301
                                                                     -------------        -------------        -------------

Net (decrease)/increase in cash and cash equivalents .........          17,305,843            2,137,822           (9,584,089)
Cash and cash equivalents, beginning of period ...............             980,010           18,285,853           20,423,675
                                                                     -------------        -------------        -------------

Cash and cash equivalents, end of period .....................       $  18,285,853        $  20,423,675        $  10,839,586
                                                                     =============        =============        =============

Supplemental disclosures of cash flow information:
           Cash paid for interest ............................       $      47,394        $      25,061        $       3,610
                                                                     =============        =============        =============



                 See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business

         Alteon Inc. (the "Company") was founded in 1986 and is engaged in the discovery and development of novel therapeutic and diagnostic products to treat the complications of diabetes and age-related diseases. The Company conducts its business in one operating segment. The Company's products are designed to inhibit, measure and reverse damage to cells, tissues and organs caused by Advanced Glycosylation End-product ("A.G.E.") formation and cross-linking resulting from glucose in the body's circulatory system. All of the Company's products are in research or development, and no revenues have been generated from product sales. The Company is currently conducting a pivotal Phase III clinical trial evaluating pimagedine as a treatment for diabetic end-stage renal disease. In addition, in November 1998, the Company announced that a preliminary analysis of the Phase III ACTION I trial of pimagedine in Type I diabetic patients with overt nephropathy showed that the data from the trial's primary endpoint did not reach statistical significance on an intent to treat analysis. The Company is continuing its evaluation of pimagedine and expects to hold discussions with the FDA about the future status of the compound. The Company's lead A.G.E. crosslink breaker, ALT-711, is expected to begin Phase II clinical trials in 1999.

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

         Cash and Cash Equivalents and Short-Term Investments

         Cash and cash equivalents include cash and highly liquid investments which have a maturity of less than three months at the time of purchase. Short-term investments are recorded at fair market value. As of December 31, 1998, short-term investments were invested in debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. They consist of the following:

                                                    DECEMBER 31,
                                                    ------------
                                                 1997           1998
                                                 ----           ----
         U.S. Government Agency Funds ...    $ 8,550,063    $ 8,107,933
         Corporate Obligations ..........             --      5,184,733
                                             -----------    -----------
                                             $ 8,550,063    $13,292,666
                                             ===========    ===========

         These amounts represent market value of the short-term investments at December 31, 1997 and December 31, 1998. The amortized cost of these short-term investments was $8,552,658 and $13,291,910 at December 31, 1997 and December 31, 1998, respectively.

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

         Patent Costs

         Patent costs are expensed as incurred.

         Research and Development

         Expenditures for research and development are charged to operations as incurred. Research and development expenditures were $17,494,000, $23,264,000 and $24,592,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The Company was reimbursed $1,226,000 in 1996 by its collaborative partners for research and development expenditures. No amounts were reimbursed in 1997 and 1998. (See Note 4.)

         Net Loss Per Share

         Basic loss per share is based on the average numbers of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

         New Accounting Pronouncements

         In June 1998, SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for fiscal years beginning after June 15, 1999 although earlier application is permitted. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations. In February 1998, Statement of Position (SOP) 98-1 - "Accounting for Costs of Computer Software Developed or Purchased for Internal Use" was issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130 - Reporting Comprehensive Income. This standard increased financial reporting disclosures and had no impact on the Company's financial position or results of operations. Certain reclassifications have been made to the December 31, 1997 and 1996 Consolidated Financial Statements to conform with the financial reporting requirements of SFAS No. 130.

NOTE 2 -- PROPERTY AND EQUIPMENT

                                                                  DECEMBER 31,
                                                                  ------------
                                                              1997           1998
                                                              ----           ----
         Laboratory equipment .........................   $ 1,225,485    $ 1,324,828
         Furniture and equipment ......................       675,965        681,362
         Computer equipment ...........................       548,779        598,920
         Leasehold improvements .......................     4,908,545      5,215,069
                                                          -----------    -----------
                                                            7,358,774      7,820,179
         Less:  Accumulated depreciation & amortization    (4,175,412)    (4,835,023)
                                                          -----------    -----------
                                                          $ 3,183,362    $ 2,985,156
                                                          ===========    ===========

         Laboratory equipment and furniture include approximately $1,136,000 under capital leases at December 31,1997. Accumulated amortization relating to leased assets totaled approximately $432,000 at December 31, 1997. (See Note 5.)

NOTE 3 -- COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

         Genentech, Inc. ("Genentech")

         In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds was unrestricted to the Company. The agreement provided for Genentech to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. As of October 1998, Genentech had purchased $22,544,000 of Series H Preferred Stock. The agreements also provide for Genentech to fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors.

         Pursuant to the development collaboration and license agreement, Alteon granted Genentech an exclusive license to use and sell pimagedine in all areas of the world except for Japan, China, South Korea and Taiwan, territories covered under Alteon's agreement with Yamanouchi, and Israel, Jordan, Bulgaria, Cyprus and South Africa, territories covered under Alteon's agreement with Gamida (the "Genentech Territory"). Alteon also granted Genentech an exclusive license to use and sell second-generation A.G.E.-formation inhibitor products (and any future Alteon compounds in this class), to be selected by Genentech after review of Alteon's A.G.E-formation inhibitor portfolio, in the Genentech Territory. The license provided that Alteon receive cash payments from Genentech upon meeting certain milestones and royalties on net sales of pimagedine and second-generation A.G.E.-formation products within the Genentech Territory.

         By letter agreement dated February 11, 1999, Alteon and Genentech agreed that the development collaboration and license agreement will terminate effective June 30, 1999 unless prior to that date the parties agree to amend the agreement. The parties further agreed that Genentech's obligations to purchase shares of stock of Alteon, pursuant to the stock purchase agreement, terminated effective December 31, 1998. The letter agreement provides that Genentech will continue to provide funding (in cash rather than through purchases of Series H Preferred Stock) for agreed-upon development costs for pimagedine until June 30, 1999.

NOTE 4 -- OTHER DEVELOPMENT AGREEMENTS

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

         In December 1994, the Company entered into an exclusive licensing arrangement for Alteon's diagnostic technology with Roche Diagnostic GmbH, formerly Corange International Limited, acting through its subsidiary Boehringer Mannheim Diagnostics ("Roche"). Under the agreement, Roche received exclusive worldwide rights to Alteon's technology for diagnostics application, subject to an option held by Yamanouchi for Japan, South Korea, Taiwan and The People's Republic of China. Yamanouchi is Alteon's exclusive licensee for its A.G.E. technology in the aforementioned countries. Pursuant to the agreement, Alteon received an initial payment in January 1995, and will be entitled to receive ongoing royalties based on net sales of research test kits and commercial assays developed by Roche which are based on Alteon's A.G.E. technology.

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

         The Company anticipates that during 1999 it will review with its corporate partners their arrangements in light of the Company's current development plans and priorities.

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

NOTE 5 -- ACCRUED EXPENSES

                                                             DECEMBER 31,
                                                             ------------
                                                           1997         1998
                                                           ----         ----
         Accrued clinical trial expense (See Note 6)   $4,515,983   $1,958,457
         Accrued payroll and related expenses ......      429,316      670,946
         Accrued consultants/contracts .............      338,737       16,767
         Accrued rent ..............................      320,323      265,410
         Accrued professional ......................      151,445      197,161
         Accrued patent ............................      140,252       48,215
         Accrued relocation ........................       12,203           --
         Other .....................................       61,125      120,902
                                                       ----------   ----------
                                                       $5,969,384   $3,277,858
                                                       ==========   ==========

         The Company's headquarters and research facility rent is being expensed on a straight-line basis over the ten-year lease period. (See Note 6.)

NOTE 6 -- CONTINGENCIES AND COMMITMENTS

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

         Commitments

         The Company leases its headquarters and research facility and related equipment and furniture under non-cancelable operating leases. As of December 31, 1998 future minimum rentals under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                              OPERATING
                                                                LEASES
                                                              ---------
         1999 ...................................            $  743,258
         2000 ...................................               599,410
         2001 ...................................               536,500
         2002 ...................................               536,500
         2003 ...................................               447,083
         Thereafter .............................                    --
                                                             ----------
                                                             $2,862,751
                                                             ==========

         Rent expense for each of the years in the three-year period ended December 31, 1998, was $570,612, $573,962 and $584,510, respectively. In 1994, the Company entered into a sales-leaseback transaction for certain headquarters and research facility assets (principally, leasehold improvements) generating proceeds of $1,136,037. The related lease was accounted for as a capital lease payable over four years with 7.6% interest. In June 1998, the Company exercised its purchase option on this lease.

         As of December 31, 1997, the Company had restricted cash of $620,400 which represented the escrow amount related to the Company's leased headquarters and research facility. In June 1998, in accordance with a new lease agreement the escrow funds were returned to the Company.

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

         In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock. (See Note 3.) In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 and $14,544,000 respectively, of Series H Preferred Stock. As of December 31, 1998, approximately $2,207,000 of Preferred Stockholder Dividends and amortization of Preferred Stock conversion discount were recorded. Series G Preferred Stock and Series H Preferred Stock Dividends are payable quarterly in shares at a rate of 8.5%. Each share of Series G Preferred Stock is convertible at any time into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market for the twenty business days immediately preceding the date of conversion (the "Conversion Price"). The shares of Series H Preferred Stock will be convertible on the same basis at any time after the earlier of (i) the granting of approval by the U.S. Food and Drug Administration for the marketing and sale of any pimagedine product specified in the Development Collaboration and License Agreement between the Company and Genentech, (ii) termination by Genentech of the Development Collaboration and License Agreement or, (iii) December 1, 2002. In addition, subject to certain volume limitations, the Series H Preferred Stock may be converted at any time when the Company's market capitalization is less than twice the price paid by Genentech for all shares of Series G Preferred Stock and Series H Preferred Stock then held by Genentech.

         Stock Option Plan

         The Company has established two stock option plans for its employees, officers, directors, consultants and independent contractors. Options to purchase up to 4,192,000 shares of Common Stock may be granted under the first plan and options to purchase up to 2,000,000 million shares of common stock may be granted under the second plan.

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

         The following table summarizes the activity in the Company's stock options:

                                                                    WEIGHTED AVERAGE
                                                    EXERCISE PRICE   EXERCISE PRICE
                                         OPTIONS      PER SHARE        PER SHARE
                                         -------      ---------        ---------

         Balance, December 31, 1995    3,104,631
         Granted ..................      418,083    $1.00 - 15.00         $6.83
         Exercised ................     (314,840)   0.30 - 10.25           1.22
         Canceled .................      (47,079)   4.36 - 15.00           8.16
                                      ----------                          -----
         Balance, December 31, 1996    3,160,795                          $6.44
         Granted ..................      852,110     3.88 - 6.56           5.60
         Exercised ................     (179,081)    0.30 - 6.56            .68
         Canceled .................     (174,384)   0.89 - 14.13           6.75
                                      ----------                          -----
         Balance, December 31, 1997    3,659,440                          $6.51
         Granted ..................    1,232,950     0.88 - 8.50           1.98
         Exercised ................      (70,217)    0.30 - 8.63           2.79
         Canceled .................      (22,913)   3.88 - 15.00           8.72
                                      ----------                          -----
         Balance, December 31, 1998    4,799,260                          $5.39
                                      ==========

         In December 1998, the Company issued 800,000 options at $.875 per share of which 310,383 were in excess of shares available to grant under the Company's stock option plans. The Company intends to request an increase in its authorized stock option plan shares at its June 1999 Shareholders Meeting. In January 1999, 395,003 options were canceled due to the resignation and retirement of two executive officers. On March 16, 1999, 600,000 of the options granted in December 1998 were canceled and replaced with new options which included 310,983 of the options canceled due to such resignations. (See Note 11.) The March 1999 date establishes for accounting purposes the measurement date for these options. Since the fair market value per share of Common Stock on the measurement date was less than the option price per share, no compensation expense will be recorded.

         At December 31, 1998, 2,878,212 options were exercisable at a weighted average price of $6.37 per share. The weighted average fair value of the options granted was $4.13, $2.89 and $1.71 during 1996, 1997 and 1998, respectively. The outstanding stock options at December 31, 1998 have a weighted average remaining contractual life of 6.6 years. Included in options at December 31, 1998, are 920,004 options granted to certain executives with option prices ranging from $0.875 per share to $11.15 per share. Such options vest upon the earlier of 10 years after grant or upon achievement of certain Company milestones.

         The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Had compensation costs for these plans been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share applicable to common stockholders for 1996, 1997 and 1998 would have been $19.4 million, $28.0 million and $30.5 million and, $1.24, $1.74 and $1.67, respectively. Because FASB Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Under FASB Statement No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996, 1997 and 1998, respectively: risk free interest rates ranging 5.38% to 6.64%, 5.73% to 6.78% and 4.32% to 5.63%, respectively; expected life of 2.02 years over the vesting periods; and expected volatility of 70%.

         In February 1999, the Board of Directors approved the repricing of stock options outstanding as of February 2, 1999.

NOTE 8 -- SAVINGS AND RETIREMENT PLAN

         The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code which allows eligible employees to annually contribute a portion of their annual salary to the plan. In 1998, the Company began making discretionary contributions at a rate of 25% of an employee's contribution up to a maximum of 5% of their base salary. The Company made contributions of $57,000 as of December 31, 1998. No contributions were made during 1996 or 1997.

NOTE 9 -- RELATED PARTY TRANSACTIONS

         Since the Company's inception, the Company has entered into certain collaborative agreements with organizations with which Dr. Anthony Cerami, the Chairman of the Company's Scientific Advisory Board and member of the Company's Board of Directors, was affiliated. These organizations included The Picower Institute for Medical Research ("The Picower Institute"), The Rockefeller University, Cerami Consulting Corporation and the Kenneth S. Warren Laboratories. The Company paid to the organizations $1,006,000, $284,000 and $731,000 in 1996, 1997, and 1998, respectively. In addition, the Company paid patent maintenance fees for technology related to the organizations of $137,000, $168,000 and $207,000 in 1996, 1997 and 1998, respectively. Although the Company has terminated its collaborative relationship with The Picower Institute, the Company has a royalty obligation on all net sales and other revenues associated with certain technologies developed.

         The Chairman of the Company's Scientific Advisory Board and two other Scientific Advisory Board members provide consulting services to the Company. Consulting fees paid to these members totaled $178,000, $136,000 and $89,000 in 1996, 1997 and 1998, respectively.

         In 1993, a former Company officer (see Note 11) received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan is secured by a second mortgage on the premises purchased by the officer. In January 1999, the terms of the loan were amended so that if the residence is sold, the principal amount and interest will be paid in full; otherwise, interest will stop accruing as of July 1999 and the principal and interest shall be paid in equal installments in January 2000, July 2000, and July 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. The loan and accrued interest balance was $261,946, $259,925 and $257,264 as of December 31, 1996, 1997, and
1998, respectively. In 1997 and 1998 interest payments of $25,000 were made.

NOTE 10 -- INCOME TAXES

         At December 31, 1998, the Company had available net operating tax loss carryforwards, which expire in the years 2006 through 2013, of approximately $98 million for income tax purposes. In addition, the Company has research and development credit carryforwards of approximately $6 million. The amount of net operating loss and research and development credit carryforwards which can be utilized in any one period may become limited by Federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three year period.

         The components of the deferred tax assets and the valuation allowance are as follows:

                                                   DECEMBER 31,
                                                   ------------
                                               1997            1998
                                               ----            ----
         NOL carryforwards .............   $ 30,000,000    $ 39,200,000
         Research and development credit      4,000,000       5,900,000
         Other temporary differences ...      2,400,000       3,000,000
                                           ------------    ------------
         Gross deferred tax assets .....     36,400,000      48,100,000
         Valuation allowance ...........    (36,400,000)    (48,100,000)
                                           ------------    ------------
         Net-deferred tax assets .......   $         --    $         --
                                           ============    ============

         A valuation allowance was established since the realization of the deferred tax assets is uncertain.

NOTE 11 -- KEY EMPLOYEES

         The Chairman and Chief Executive Officer resigned from the Company effective December 31, 1998 and the President and Chief Operating Officer retired from the Company effective January 31, 1999. In December 1998, the Senior Vice President, Finance and Business Development and Chief Financial Officer was elected to the Board of Directors and to the office of President and Chief Executive Officer. A member of the Board of Directors was elected to the position of Chairman.

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

3.4 Certificate of Amendment of Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit
         3.4 to the Company's Report on Form 10-Q filed on August 14, 1998).

3.5 Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

3.6 Amended Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Report on Form 10-Q filed on August 14, 1998).

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

10.1+ Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

10.4 Amendment and Assignment of Research and Option Agreement dated as of September 25, 1987 among Telos Development Corporation ("Telos"), The Rockefeller University ("The Rockefeller"), the Company and Anthony Cerami. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.5 License Agreement dated as of September 25, 1987 among Telos, Applied Immune Sciences, Inc., the Company and The Rockefeller as amended by letter agreement dated September 25, 1987 and letter agreement dated August 15, 1991. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.6* License Agreement dated as of June 16, 1989 between the Company and Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"). (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1,
         1991).

10.7* Research and Development Collaboration Agreement dated as of June 16, 1989 between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.8* Research and License Agreement dated as of September 5, 1991 between the Company and The Picower Institute for Medical Research. (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 (File Number 33-42574) which became effective on November 1, 1991).

10.9 Amendment dated as of September 17, 1992 to the Research and Development Collaboration Agreement dated as of June 16, 1989, between the Company and Yamanouchi. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.10 Lease Agreement dated January 11, 1993 between Ramsey Associates and the Company. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1992).

10.11+   Employment Agreement dated July 13, 1993 between the Company and Jere
         E. Goyan. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.12+ Employment Agreement dated as of February 28, 1994 between the Company and James J. Mauzey. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 1994).

10.13* License Agreement dated as of December 30, 1994 between the Company and Corange International Limited. (Incorporated by reference to Exhibit
         10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14+ Employment Agreement dated as of February 27, 1995 between the Company and Kenneth I. Moch. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 1995).

10.15+ Employment Agreement dated as of March 27, 1995 between the Company and Kenneth Cartwright. (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1995).

10.16* Research Collaboration and License Agreement dated as of June 2, 1995 between Washington University and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 1995).

10.17 Distribution Agreement dated September 25, 1995 between the Company and Eryphile BV. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 24, 1995).

10.18 Clinical Testing Agreement dated September 25, 1995 between the Company and Eryphile BV. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 24, 1995).

10.19+ Employment Agreement dated as of October 21, 1995 between the Company and Elizabeth O'Dell. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.20+ Alteon Inc. Change in Control Severance Benefits Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 1996).

10.21+ Letter Agreement dated July 10, 1996 between the Company and Jere E. Goyan amending Employment Agreement dated July 13, 1993. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.22+ Letter Agreement dated January 29, 1997 between the Company and Kenneth Cartwright amending Employment Agreement dated March 27, 1995. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.23+ Letter Agreement dated January 29, 1997 between the Company and Elizabeth A. O'Dell amending Employment Agreement dated October 21, 1995. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.24+   Letter Agreement dated January 30, 1997 between the Company and James
         J. Mauzey amending Employment Agreement dated February 28, 1994. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.25+ Letter Agreement dated March 27, 1997 between the Company and Kenneth Cartwright amending Employment Agreement dated March 27, 1995, as amended. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.26* Clinical Services Agreement dated as of August 11, 1996 between the Company and Quintiles, Inc. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.27 Preferred Stock Investment Agreement dated as of April 24, 1997 between Alteon Inc. and the investors named on the signature page thereof. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

10.28* License and Supply Agreement dated June 17, 1997 between IDEXX Laboratories, Inc. and Alteon Inc. (Incorporated by reference to
         Exhibit 10.1 to the Company's Report on Form 10-Q filed on August 13,
         1997).

10.29* Supply Agreement dated September 12, 1997 between Ganes Chemicals Inc. and Alteon Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 1997).

10.30+ Letter Agreement dated September 15, 1997 between the Company and Kenneth I. Moch amending Employment Agreement dated February 27, 1995. (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.31+ Letter Agreement dated October 21, 1997 between the Company and Elizabeth A. O'Dell amending Employment Agreement dated October 21, 1995, as amended. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed on November 12, 1997).

10.32 Stock Purchase Agreement dated as of December 1, 1997 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 1997).

10.33* Development Collaboration and License Agreement dated as of December 1, 1997 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 10, 1997).

10.34+   Letter Agreement dated February 24, 1998 between the Company and Jere
         E. Goyan amending Employment Agreement dated July 13, 1993, as amended. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.35* Letter Agreement dated as of April 1, 1998 between Alteon Inc. and Cerami Consulting Corporation. (Incorporated by reference to Exhibit
         10.1 to the Company's Report on Form 10-Q filed on August 14, 1998).

10.36* Letter Agreement dated as of April 1, 1998 between Alteon Inc. and Kenneth S. Warren Laboratories, Inc. (Incorporated by reference to
         Exhibit 10.2 to the Company's Report on Form 10-Q filed on August 14,
         1998).

10.37 Amendment to Stock Purchase Agreement and Development Collaboration and License Agreement dated as of April 29, 1998 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 1998).

10.38 Letter Agreement dated June 30, 1998 between Alteon Inc. and Hoechst Marion Roussel, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed on August 14, 1998).

10.39** Amendment to Clinical Services Agreement dated as of July 15, 1998 between the Company and Quintiles, Inc.

10.40 Letter Agreement dated February 11, 1999 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 1999).

27       Financial Data Schedule.

---------------

*   Confidentiality has been granted for a portion of this exhibit.

** Confidential treatment has been requested for a portion of this exhibit.

+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) to this Form 10-K.