Form 10-Q
period 1999-03-31
ALTEON INC /DE
filed 1999-05-12
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended MARCH 31, 1999

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: x NO:
                                              --     --

On April 29, 1999, 18,888,660 shares of Registrant's Common Stock were outstanding.

                                   ALTEON INC.

                                      INDEX




PART I. FINANCIAL INFORMATION

                                                                            Page

      Item 1. - Financial Statements:

          Balance sheets as of December 31, 1998
          and March 31, 1999...................................................3

          Statements of operations for the three months ended
          March 31, 1998 and 1999..............................................4

          Statements of cash flows for the three months ended
          March 31, 1998 and 1999..............................................5

          Notes to financial statements........................................6

      Item 2. - Management's Discussion and
      Analysis of Financial Condition and
      Results of Operations....................................................8

      Item 3. - Quantitative and Qualitative Disclosures About Market Risk....19

PART II. OTHER INFORMATION

      Item 6. - Exhibits and Reports on Form 8-K..............................20


SIGNATURES....................................................................22

INDEX TO EXHIBITS.............................................................23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                                   ALTEON INC.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                    DECEMBER 31,       MARCH 31,
                                                                       1998              1999
                                                                   -------------     -------------
                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ...................................    $  10,839,586     $   7,327,983
  Short-term investments ......................................       13,292,666        11,972,063
  Other current assets ........................................          274,145           307,012
                                                                   -------------     -------------
     Total current assets .....................................       24,406,397        19,607,058

  Property and equipment, net .................................        2,985,156         2,828,919
  Deposits and other assets ...................................          260,080           265,027
                                                                   -------------     -------------

  Total assets ................................................    $  27,651,633     $  22,701,004
                                                                   =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable ............................................    $   1,035,417     $     931,614
  Accrued expenses ............................................        3,277,858         3,683,837
                                                                   -------------     -------------
     Total current liabilities ................................        4,313,275         4,615,451
                                                                   -------------     -------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 1,993,086 shares authorized, and 771 and 787 of Series G, and 2,315 and 2,364 of Series
    H shares issued and outstanding, as of December 31, 1998,
    and March 31, 1999, respectively ..........................               31                32

  Common stock, $.01 par value; 30,000,000 shares
    authorized and 18,814,740 and 18,888,660 shares issued
    and outstanding, as of December 31, 1998, and March 31,
    1999, respectively ........................................          188,147           188,887

  Additional paid-in capital ..................................      131,005,033       131,748,912

  Accumulated deficit .........................................     (107,856,621)     (113,848,217)

  Unrealized other comprehensive income/(loss) ................            1,768            (4,061)
                                                                   -------------     -------------
     Total stockholders' equity ...............................       23,338,358        18,085,553
                                                                   -------------     -------------
  Total liabilities and stockholders' equity ..................    $  27,651,633     $  22,701,004
                                                                   =============     =============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -----------------------------
                                                        1998             1999
                                                    ------------     ------------
Revenues:

  Investment income ............................    $    385,452     $    278,310

Expenses:

  Research and development .....................       5,803,596        4,529,692
  General and administrative ...................       1,105,183        1,093,435
  Interest .....................................           2,572               --
                                                    ------------     ------------

     Total expenses ............................       6,911,351        5,623,127
                                                    ------------     ------------

Net loss .......................................    $ (6,525,899)    $ (5,344,817)
                                                    ------------     ------------

Preferred stock dividends ......................         198,735          646,778
                                                    ------------     ------------

Net loss applicable to common stockholders .....    $ (6,724,634)    $ (5,991,595)
                                                    ============     ============

Basic loss per share to common stockholders ....    $      (0.37)    $      (0.32)
                                                    ============     ============

Diluted loss per share to common stockholders ..    $      (0.37)    $      (0.32)
                                                    ============     ============

Weighted average common shares used in computing
  basic and diluted loss per share .............      17,954,962       18,868,948
                                                    ============     ============

                 See accompanying notes to financial statements

                                   ALTEON INC.


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                      1998             1999
                                                                  ------------     ------------
Cash Flows from Operating Activities:
  Net loss ...................................................    $ (6,525,899)    $ (5,344,817)

  Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization ........................         162,529          173,362
        Amortization of deferred compensation ................         200,154           75,664

        Changes in operating assets and liabilities:
           Other current assets ..............................        (146,085)         (32,867)
           Other assets ......................................          (6,868)          (4,948)
           Accounts payable and accrued expenses .............         (24,024)         302,177
                                                                  ------------     ------------

           Net cash used in operating activities .............      (6,340,193)      (4,831,429)
                                                                  ------------     ------------

Cash Flows from Investing Activities:
  Capital expenditures .......................................         (19,630)         (17,124)
  Purchases of marketable securities .........................     (48,664,422)     (20,989,829)
  Sales and maturities of marketable securities ..............      38,316,319       22,304,603
                                                                  ------------     ------------

           Net cash provided by (used in) investing activities     (10,367,733)       1,297,650
                                                                  ------------     ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock .....................         183,649           22,176
  Payments under capital lease obligations ...................         (80,023)              --
                                                                  ------------     ------------

           Net cash provided by financing activities .........         103,626           22,176
                                                                  ------------     ------------

Net (decrease)/increase in cash and cash equivalents .........     (16,604,300)      (3,511,603)
Cash and cash equivalents, beginning of period ...............      20,423,675       10,839,586
                                                                  ------------     ------------

Cash and cash equivalents, end of period .....................    $  3,819,375     $  7,327,983
                                                                  ============     ============


Supplemental disclosures of cash flow information:
           Cash paid for interest ............................    $      2,572     $         --
                                                                  ============     ============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash and cash equivalents include highly liquid investments which have a maturity of less than three months at the time of purchase. Short-term investments are recorded at fair market value. As of March 31, 1999, short-term investments were invested in debt instruments of the U.S. Government, government agencies, financial institutions and corporations with strong credit ratings.

      At March 31, 1999, $11,972,063 of the Company's short term investments are classified as available for sale. A net unrealized loss of $4,061 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at March 31, 1999.

3. NET LOSS PER SHARE - Basic loss per share is based on the average numbers of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

4. COMPREHENSIVE INCOME - The following sets forth comprehensive income as required by SFAS 130 for the periods ended March 31, 1998 and 1999 (dollars in thousands):

                                                           1998          1999
                                                          -------       -------
Net Loss ...........................................      $(6,526)      $(5,345)
Net Unrealized Loss on Marketable Securities .......          (15)           (4)
                                                          -------       -------
Comprehensive Loss .................................      $(6,541)      $(5,349)
                                                          =======       =======

5. EVENTS CONCERNING COLLABORATIVE PARTNERS - In December 1997, Alteon and Genentech, Inc. ("Genentech") entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. The use of these funds was unrestricted to the Company. The agreement provided for Genentech to fund the continued development of pimagedine and support possible additional clinical trials for expanded indications of the drug through the periodic purchase of up to $48,000,000 in Series H Preferred Stock. As of December 31, 1998, Genentech had purchased $22,544,000 of Series H Preferred Stock. The agreements also provide for Genentech to fund agreed-upon development costs for second-generation A.G.E.-formation inhibitors.

      Pursuant to the development collaboration and license agreement, Alteon granted Genentech an exclusive license to use and sell pimagedine in all areas of the world except for Japan, China, South Korea and Taiwan, territories covered under Alteon's agreement with Yamanouchi Pharmaceutical Co., Ltd. ("Yamanouchi"), and Israel, Jordan, Bulgaria, Cyprus and South Africa, territories covered under Alteon's agreement with Gamida for Life, formerly Eryphile BV ("Gamida") (the "Genentech Territory"). Alteon also granted Genentech an exclusive license to use and sell second-generation A.G.E.-formation inhibitor products (and any future Alteon compounds in this class), to be selected by Genentech after review of Alteon's A.G.E-formation inhibitor portfolio, in the Genentech Territory. The license provided that Alteon receive cash payments from Genentech upon meeting certain milestones and royalties on net sales of pimagedine and second-generation A.G.E.-formation products within the Genentech Territory.

      By letter agreement dated February 11, 1999, Alteon and Genentech agreed that the development collaboration and license agreement will terminate effective June 30, 1999, unless prior to that date the parties agree to amend the agreement. The parties further agreed that Genentech's obligations to purchase shares of stock of Alteon, pursuant to the stock purchase agreement, terminated effective December 31, 1998. The letter agreement provides that Genentech will continue to provide funding (in cash rather than through purchases of Series H Preferred Stock) for agreed-upon development costs for pimagedine until June 30, 1999.

6. PREFERRED STOCK TRANSACTIONS - In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998, and October 1, 1998, Genentech purchased $8,000,000 (800 shares) and $14,544,000 (1,454.37 shares), respectively of Series H Preferred Stock. As of March 31, 1999, approximately $2,854,000 of Preferred Stockholder Dividends and amortization of Preferred Stock conversion discount was recorded. Series G Preferred Stock and Series H Preferred Stock Dividends are payable quarterly in shares at a rate of 8.5%. Each share of Series G Preferred Stock is convertible at any time into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market for the twenty business days immediately preceding the date of conversion (the "Conversion Price"). The shares of Series H Preferred Stock will be convertible on the same basis at any time after the earlier of (i) the granting of approval by the U.S. Food and Drug Administration ("FDA") for the marketing and sale of any pimagedine product specified in the Development Collaboration and License Agreement between the Company and Genentech, (ii) termination by Genentech of the Development Collaboration and License Agreement or, (iii) December 1, 2002. In addition, subject to certain volume limitations, the Series H Preferred Stock may be converted at any time when the Company's market capitalization is less than twice the price paid by Genentech for all shares of Series G Preferred Stock and Series H Preferred Stock then held by Genentech.

7. OTHER RELATED PARTY TRANSACTIONS - In July 1993, a former Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan is secured by a second mortgage on the home purchased by the former officer. In February 1999, the terms of the loan were amended to require payment of the principal amount and interest in full in the event such home is sold; otherwise, interest will stop accruing as of July 1999 and the principal and interest shall be paid in equal installments in January 2000, July 2000 and July 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of March 31, 1999, $262,212, including accrued interest, remained outstanding. In 1997 and 1998 interest payments of $25,000 were made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred an accumulated deficit of $113,848,217 as of March 31, 1999, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

      Total revenues for the three months ended March 31, 1999, and the three months ended March 31, 1998, were $278,000 and $385,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 27.8% decrease in investment income was attributed to the decrease in cash, cash equivalents and short-term investment balances.

      The Company's total expenses decreased to $5,623,000 for the three months ended March 31, 1999, from $6,911,000 for the three months ended March 31, 1998, and consisted primarily of research and development expenses. Research and development expenses were $4,530,000 for the three months ended March 31, 1999, and $5,804,000 for the three months ended March 31, 1998, a 22.0% decrease. This decrease was primarily due to decreased expenses related to the clinical trial costs.

      General and administrative expenses decreased to $1,093,000 for the three months ended March 31, 1999 from $1,105,000 for the three months ended March 31, 1998, a 1.1% decrease. This decrease is due primarily to decreased personnel-related expenses and investor relations expenses offset by increased consulting expenses.

      The Company's net loss applicable to common stockholders decreased to $5,992,000 for the three months ended March 31, 1999, from $6,725,000 in the same period in 1998, a decrease of 10.9%. This was primarily a result of decreased research and development expenses and general and administrative expenses offset by decreased investment income. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $647,000.

LIQUIDITY AND CAPITAL RESOURCES

      Alteon had cash, cash equivalents and short-term investments at March 31, 1999, of $19,300,000 compared to $24,132,000 at December 31, 1998. This is a decrease in cash, cash equivalents and short-term investments for the three months ended March 31, 1999, of $4,832,000. This consisted of $4,831,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses, $17,000 of capital expenditures and $6,000 of additional unrealized losses. This was offset by $22,000 of financing activities related to proceeds from stock option exercises. As of March 31, 1999, Alteon had invested $7,837,000 in capital equipment and leasehold improvements.

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

      In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1999, Genentech purchased $8,000,000 and $14,544,000, respectively of Series H Preferred Stock.

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

      The Company has received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company is not presently in compliance with the Nasdaq maintenance standard which requires that the Company's Common Stock maintain a closing bid price of greater than or equal to $1.00. Pursuant to the Nasdaq rules the Company has ninety (90) calendar days in which to regain compliance with this requirement. During this time the Company's Common Stock will continue to be listed on Nasdaq. If within this period the Common Stock complies with the closing bid price requirement for a minimum of ten (10) consecutive trading days, the Common Stock will continue to be listed on Nasdaq at the end of the ninety (90) day period. If the Company is unable to comply with this requirement on or before the end of the ninety (90) day period ending June 22, 1999, the Company's Common Stock will be delisted from Nasdaq effective at the opening of business on June 24, 1999. No assurance can be given that the Common Stock will meet the closing bid price requirement during this period. Delisting could have a material adverse effect on the Company and its ability to raise additional capital on favorable terms as well as on stockholder liquidity.

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

      The Company is assessing the possible effect on its operations of year 2000 problems faced by its third party vendors. The Company believes that the primary area in which its operations could be materially affected by year 2000 problems of its vendors relates to its use of contract research organizations ("CROs") to provide services in connection with portions of its clinical trials. The CROs have advised the Company that they are addressing the year 2000 compliance issue and are in the process of assessing their systems which may be vulnerable to the year 2000 issue. The Company continues to monitor their readiness. However, if year 2000 problems prevent the CROs from performing their work for the Company, the Company will not be able to develop internal systems to replace the CROs and will have to find other CROs which are able to perform. As a result, the Company could incur substantial delays in its data analysis and any then ongoing clinical trials. In addition, power failures caused by year 2000 problems faced by utilities could compromise animal studies in progress at the Company's facilities. This could cause material delays in the Company's research and development programs.

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

      Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives are based on a number of assumptions. The words "believes," "expects," "anticipates," "intends," "estimates" or other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in this section and elsewhere in, or incorporated by reference into, this Form 10-Q. These factors include, but are not limited to, the risks set forth below. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements.

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

   Uncertainty of Future Profitability

      At March 31, 1999, the Company had an accumulated deficit of $113,848,217. The Company anticipates that it will incur substantial, potentially greater losses in the future. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit. Alteon expects to incur substantial additional operating expenses over the next several years as its research, development and clinical trial activities increase. Alteon does not expect to generate revenues from the sale of products, if any, for a number of years. The Company's ability to achieve profitability depends in part on its ability to enter into agreements for product development, obtain regulatory approval for its products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. There can be no assurance that Alteon will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates or that the Company will ever achieve product revenues or profitability.

   Dependence on Collaborative Relationships

      The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with research collaborators, corporate partners and others and upon the subsequent success of these third-parties in performing their obligations.

      Alteon has established collaborative arrangements with Yamanouchi, Gamida, Roche Diagnostics, GmbH, formerly Corange International Ltd., acting through Boehringer Mannheim Diagnostics, IDEXX Laboratories, Inc. and Genentech with respect to the development of drug therapies and diagnostics utilizing the Company's scientific platforms. The arrangement with Genentech will terminate on June 30, 1999 unless the parties agree to amend their arrangements. The Company anticipates that during 1999 it will review with its corporate partners their arrangements in light of the Company's current development plans and priorities. Alteon is seeking to establish new collaborative relationships to provide the funding necessary for continuation of its product development but there can be no assurance that such effort will be successful. The Company will, in some cases, be dependent upon these outside partners to conduct preclinical testing and clinical trials and to provide adequate funding for the Company's development programs. Under certain of these arrangements, the Company's corporate partners may have all or a significant portion of the development and regulatory approval responsibilities. Failure of the corporate partners to develop marketable products or to gain the appropriate regulatory approvals on a timely basis, if at all, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Prior to marketing, any product developed by the Company must undergo an extensive regulatory approval process. This regulatory process, which includes preclinical testing and clinical trials, and may include post-marketing surveillance, of each compound to establish its safety and efficacy, can take many years and can require the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted New Drug Application ("NDA"). Similar delays may also be encountered in foreign countries. There can be no assurance that regulatory approval will be obtained for any drugs developed by the Company. Moreover, regulatory approval may entail limitations on the indicated uses of the drug. Further, even if regulatory approval is obtained, a marketed drug and its manufacturer are subject to continuing review and discovery of previously unknown problems with a product or manufacturer which may have adverse effects on the Company's business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including preclinical testing and clinical trials, the approval process or post-approval, may result in various adverse consequences including the FDA's delay in approving, or its refusal to approve, a product withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. Except for pimagedine, which has been allowed to proceed into human clinical trials for diabetic patients with nephropathy, end-stage renal disease, dyslipidemia and dermatological conditions and an Investigational New Drug ("IND") for treatment of stroke (intravenous), the Company has not submitted any other IND application for any product candidate in the United States, and no products have been approved for commercialization in the United States or elsewhere. No assurance can be given that the Company will be able to obtain FDA approval for any products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or marketing partners from marketing the Company's products or limit the commercial use of such products and will have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment in marketable securities. The Company does not use derivative financial instruments in its investments. The Company's investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. The Company prepared a detailed market risk disclosure of these investments in the Company's 1998 annual report on Form 10-K. There have been no material changes in the Company's market risk position since December 31, 1998.

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

      10.1        Letter Agreement dated February 11, 1999 between Alteon Inc.
                  and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 1999).

      10.2        Amended 1995 Stock Option Plan.

      27          Financial Data Schedule.

b) The following reports on Form 8-K were filed during the quarter ended March 31, 1999:

            On January 4, 1999 the Company filed a Current Report on Form 8-K, dated December 18, 1998, which reported certain changes to the Company's management and Board of Directors.

            On February 19, 1999, the Company filed a Current Report on Form 8-K, dated February 9, 1999, which reported that the Company regained its rights to pimagedine after Genentech, Inc. announced its intent to withdraw support from the Company's pimagedine development program.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 1999


                                    ALTEON INC.

                                    By: /s/ Kenneth I. Moch
                                    ----------------------------------------
                                    Kenneth I. Moch
                                    President and Chief Executive Officer
                                    (principal executive officer)

                                    By: /s/ Elizabeth A. O'Dell
                                    ----------------------------------------
                                    Elizabeth A. O'Dell
                                    Vice President Finance and Administration,
                                    Secretary and Treasurer
                                    (principal finance and accounting officer)

                                INDEX TO EXHIBITS


    Exhibit
      No          Description of Exhibit
      --          ----------------------

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

      10.1        Letter Agreement dated February 11, 1999 between Alteon Inc.
                  and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 1999).

      10.2        Amended 1995 Stock Option Plan.

      27          Financial Data Schedule.