Form 10-Q
period 1999-06-30
ALTEON INC /DE
filed 1999-08-04
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended                  JUNE 30, 1999

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

On August 3, 1999, 19,009,860 shares of Registrant's Common Stock were outstanding.

                                   ALTEON INC.

                                      INDEX



PART I. FINANCIAL INFORMATION                                                          Page
-----------------------------                                                          ----
         Item 1. - Financial Statements:

               Balance sheets as of December 31, 1998
               and June 30, 1999 ................................................        3

               Statements of operations for the three months and six months ended
               June 30, 1998 and 1999 ...........................................        4

               Statements of cash flows for the six months ended
               June 30, 1998 and 1999 ...........................................        5

               Notes to financial statements ....................................        6

         Item 2. - Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations ..................................................        7

         Item 3. - Quantitative and Qualitative Disclosures About Market Risk ...       19

PART II.  OTHER INFORMATION
---------------------------

         Item 4. - Submission of Matters to a Vote of Security-Holders ...........      19

         Item 5. - Other Information .............................................      20

         Item 6. - Exhibits and Reports on Form 8-K ..............................      21


SIGNATURES ......................................................................       23
----------

INDEX TO EXHIBITS ...............................................................       24
-----------------

                                     PART I
ITEM 1. FINANCIAL STATEMENTS.
                                  ALTEON INC.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                             DECEMBER 31,                JUNE 30,
                                                                                                  1998                     1999
                                                                                             -------------            -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................................           $  10,839,586            $  11,996,236
  Short-term investments .........................................................              13,292,666                2,826,714
  Other current assets ...........................................................                 274,145                  496,213
                                                                                             -------------            -------------
     Total current assets ........................................................              24,406,397               15,319,163

  Property and equipment, net ....................................................               2,985,156                2,656,890
  Deposits and other assets ......................................................                 260,080                  270,126
                                                                                             -------------            -------------
  Total assets ...................................................................           $  27,651,633            $  18,246,179
                                                                                             =============            =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...............................................................           $   1,035,417            $   1,061,522
  Accrued expenses ...............................................................               3,277,858                3,019,090
                                                                                             -------------            -------------
     Total current liabilities ...................................................               4,313,275                4,080,612
                                                                                             -------------            -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,993,329 shares authorized, and 771 and 804 of Series G, and 2,315 and 2,414 of Series
    H shares issued and outstanding, as of December 31, 1998,
    and June 30, 1999, respectively ..............................................                      31                       32

  Common stock, $.01 par value; 30,000,000 shares authorized and
    18,814,740 and 19,009,860 shares issued and outstanding, as of
    December 31, 1998, and June 30, 1999, respectively ...........................                 188,147                  190,099

  Additional paid-in capital .....................................................             131,005,033              132,507,884


  Accumulated deficit ............................................................            (107,856,621)            (118,528,888)

  Unrealized other comprehensive income/(loss) ...................................                   1,768                   (3,560)
                                                                                             -------------            -------------
     Total stockholders' equity ..................................................              23,338,358               14,165,567

                                                                                             -------------            -------------
  Total liabilities and stockholders' equity .....................................           $  27,651,633            $  18,246,179
                                                                                             =============            =============




                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,                              JUNE 30,
                                                              --------------------------               ------------------------
                                                               1998                 1999               1998                1999
                                                              ----                  ----               ----                ----
Revenues:

  Investment income ................................       $    287,567        $    226,901        $    673,020        $    505,211

Expenses:

  Research and development .........................          5,524,504           3,167,641          11,281,432           7,697,334
  Elimination of previously accrued loss contingency         (1,770,975)                 --          (1,770,975)                 --
  General and administrative .......................            989,951           1,072,259           2,141,804           2,165,694
  Interest .........................................              1,038                  --               3,610                  --
                                                           ------------        ------------        ------------        ------------
     Total expenses ................................          4,744,518           4,239,901          11,655,871           9,863,028
                                                           ------------        ------------        ------------        ------------
     Net loss ......................................       $ (4,456,951)       $ (4,013,000)       $(10,982,851)       $ (9,357,817)
                                                           ------------        ------------        ------------        ------------
  Preferred stock dividends ........................            202,349             667,671             401,083           1,314,450
                                                           ------------        ------------        ------------        ------------
     Net loss applicable to common stockholders ....       $ (4,659,300)       $ (4,680,671)       $(11,383,934)       $(10,672,267)
                                                           ============        ============        ============        ============
Basic loss per share to common stockholders ........       $      (0.26)       $      (0.25)       $      (0.63)       $      (0.56)
                                                           ============        ============        ============        ============
Diluted loss per share to common stockholders ......       $      (0.26)       $      (0.25)       $      (0.63)       $      (0.56)
                                                           ============        ============        ============        ============
Weighted average common shares used in computing
  basic and diluted loss per share .................         17,975,137          18,971,236          17,965,105          18,920,374
                                                           ============        ============        ============        ============



                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    FOR THE SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                -----------------------------------
                                                                                                        1998                   1999
                                                                                                ------------           ------------
Cash Flows from Operating Activities:
  Net loss ...........................................................................          $(10,982,851)          $ (9,357,817)

  Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization ................................................               325,911                346,055
        Amortization of deferred compensation ........................................               323,189                131,818

        Changes in operating assets and liabilities:
           Other current assets ......................................................              (391,063)              (222,068)
           Other assets ..............................................................               (12,533)               (10,046)
           Accounts payable and accrued expenses .....................................            (2,285,382)              (232,670)
                                                                                                ------------           ------------
           Net cash used in operating activities .....................................           (13,022,729)            (9,344,728)
                                                                                                ------------           ------------
Cash Flows from Investing Activities:
  Capital expenditures ...............................................................              (363,157)               (17,782)
  Purchases of marketable securities .................................................           (58,806,907)           (26,173,328)
  Sales and maturities of marketable securities ......................................            54,296,880             36,633,952
  Restricted cash ....................................................................               620,400                     --
                                                                                                ------------           ------------
           Net cash used in investing activities .....................................            (4,252,784)            10,442,842
                                                                                                ------------           ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock .............................................               187,899                 58,536
  Principal payments under capital lease obligations .................................              (161,581)                    --
                                                                                                ------------           ------------
           Net cash provided by financing activities .................................                26,318                 58,536
                                                                                                ------------           ------------
Net decrease in cash and cash equivalents ............................................           (17,249,195)             1,156,650
Cash and cash equivalents, beginning of period .......................................            20,423,675             10,839,586
                                                                                                ------------           ------------
Cash and cash equivalents, end of period .............................................          $  3,174,480           $ 11,996,236
                                                                                                ============           ============
Supplemental disclosures of cash flow information:
           Cash paid for interest ....................................................          $      3,610           $         --
                                                                                                ============           ============





                 See accompanying notes to financial statements

                                   ALTEON INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash and cash equivalents include highly liquid investments which have a maturity of less than three months at the time of purchase. Short-term investments are recorded at fair market value. As of June 30, 1999, short-term investments were invested in debt instruments of the U.S. Government, government agencies, financial institutions and corporations with strong credit ratings.

         At June 30, 1999, $2,826,714 of the Company's short term investments are classified as available for sale. A net unrealized loss of $3,560 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at June 30, 1999.

3. NET LOSS PER SHARE - Basic loss per share is based on the average numbers of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

4. COMPREHENSIVE INCOME - The following sets forth comprehensive income as required by SFAS 130 for the periods ended June 30, 1998 and 1999 (dollars in thousands):


                                                         1998            1999
                                                       --------        --------
Net Loss .......................................       $(10,983)       $ (9,358)
Net Unrealized Loss on Marketable Securities ...             (5)             (4)
                                                       --------        --------
Comprehensive Loss .............................       $(10,988)       $ (9,362)
                                                       ========        ========



5. EVENTS CONCERNING COLLABORATIVE PARTNERS - In December 1997, Alteon and Genentech, Inc. ("Genentech") entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. Pursuant to this arrangement, Genentech purchased Common Stock, Series G Preferred Stock and Series H Preferred Stock in an aggregate amount of $37,544,000, and received a license to use and sell pimagedine in certain geographical areas.

         Pursuant to a letter agreement dated February 11, 1999 between Alteon and Genentech the development collaboration and license agreement terminated effective June 30, 1999. As a result,

Genentech's license to use and sell pimagedine is no longer in effect and Genentech has no obligation to provide funding to the Company for the period after June 30, 1999.

6. PREFERRED STOCK TRANSACTIONS - In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998, and October 1, 1998, Genentech purchased $8,000,000 (800 shares) and $14,544,000 (1,454.37 shares), respectively of Series H Preferred Stock. As of June 30, 1999, approximately $3,522,000 of Preferred Stockholder Dividends and amortization of Preferred Stock conversion discount was recorded. Series G Preferred Stock and Series H Preferred Stock Dividends are payable quarterly in shares at a rate of 8.5%. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible at any time into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Nasdaq National Market for the twenty business days immediately preceding the date of conversion.

7. OTHER RELATED PARTY TRANSACTIONS - In July 1993, a former Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan is secured by a second mortgage on the home purchased by the former officer. In February 1999, the terms of the loan were amended to require payment of the principal amount and interest in full in the event such home is sold; otherwise, interest will stop accruing as of July 1999 and the principal and interest shall be paid in equal installments in January 2000, July 2000 and July 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of June 30, 1999, $267,311, including accrued interest, remained outstanding. In 1997 and 1998 interest payments of $25,000 were made.

8. SUBSEQUENT EVENT - In July 1999, the Company completed a downsizing eliminating 20% of its associates. The Company undertook the downsizing to reduce operating expenses in order to preserve its existing capital resources for research and development programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred an accumulated deficit of $118,528,888 as of June 30, 1999, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

         Although the Company anticipates increased expenditures in research and development expenses as it develops products and conducts its clinical trials, a portion of such development expenses is expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop, including a second generation A.G.E.-formation inhibitor and a macrophage stimulator. Gamida conducted, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels, which was completed in April 1997. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses. None of the Company's collaborative partners is currently funding any of the Company's programs.

         The Company is reviewing with its corporate partners their arrangements in light of the Company's current development plans and priorities.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Total revenues for the three months ended June 30, 1999, and the three months ended June 30, 1998, were $227,000 and $288,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 21.2% decrease in investment income was attributed to the decrease in cash, cash equivalents and short-term investment balances.

         The Company's total expenses decreased to $4,240,000 for the three months ended June 30, 1999, from $4,745,000 for the three months ended June 30, 1998, and consisted primarily of research and development expenses. This decrease was primarily due to decreased research and development expenditures related to the clinical trials offset by the elimination of a previously accrued loss contingency recorded in the second quarter of 1998. Research and development expenses were $3,168,000 for the three months ended June 30, 1999, and $5,525,000 for the three months ended June 30, 1998, a 42.7% decrease. This decrease was primarily due to decreased expenses related to the clinical trial costs.

         General and administrative expenses increased to $1,072,000 for the three months ended June 30, 1999 from $990,000 for the three months ended June 30, 1998, a 8.3% increase. This increase was primarily due to increased consulting expenses.

         The Company's net loss applicable to common stockholders increased to $4,681,000 for the three months ended June 30, 1999, from $4,659,000 in the same period in 1998, an increase of less than 1%. This was primarily a result of increased preferred stock dividends and general and administrative expenses and the elimination of a previously accrued loss contingency recorded in the second quarter of 1998 and offset by decreased research and development expenditures related to the clinical trials.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Total revenues for the six months ended June 30, 1999, and the six months ended June 30, 1998, were $505,000 and $673,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 25.0% decrease in investment income was attributed to the decrease in cash and cash equivalents and short-term investment balances.

         The Company's total expenses decreased to $9,863,000 for the six months ended June 30, 1999, from $11,656,000 for the six months ended June 30, 1998, and consisted primarily of research and development expenses. This decrease was primarily due to decreased research and development expenditures related to the clinical trials offset by the elimination of a previously accrued loss contingency recorded in the second quarter of 1998. Research and development expenses were $7,697,000 for the six months ended June 30, 1999, and $11,281,000 for the six months ended June 30, 1998, a 31.8% decrease. This decrease was primarily due to decreased expenses related to the clinical trial costs.

         General and administrative expenses increased to $2,166,000 for the six months ended June 30, 1999, from $2,142,000 for the six months ended June 30, 1998, a 1.1% increase. This increase was primarily due to increased consulting expenses offset by decreased personnel related expenses.

         The Company's net loss applicable to common stockholders decreased to $10,672,000 for the six months ended June 30, 1999, from $11,384,000 in the same period in 1998, a decrease of 6.3%. This decrease was primarily due to decreased research and development expenditures related to the clinical trials, offset by the elimination of a previously accrued loss contingency recorded in the second quarter of 1998 and increased preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash, cash equivalents and short-term investments at June 30, 1999, of $14,823,000 compared to $24,132,000 at December 31, 1998. This is a decrease in cash, cash equivalents and short-term investments for the six months ended June 30, 1999, of $9,309,000. This consisted of $9,345,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses, $18,000 of capital expenditures and $4,000 of additional unrealized losses. This was offset by $58,000 of financing activities related to proceeds from stock option exercises. As of June 30, 1999, Alteon had invested $7,874,000 in capital equipment and leasehold improvements.

         The Company's research and development expenses, to date, have been funded primarily by research and development collaborative arrangements and sales of equity securities. The Company expects to incur substantial additional research and development costs, including costs related to drug discovery, preclinical research and clinical trials. The Company anticipates that it will be able to offset a portion of its research and development expenses and its clinical development expenses with funding from its collaborative partners. However, none of the Company's programs are currently being funded by a collaborative partner.

         In December 1997, Alteon and Genentech, Inc. entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-formation inhibitors. Pursuant to this arrangement, Genentech purchased Common Stock, Series G Preferred Stock and Series H Preferred Stock in an aggregate amount of $37,544,000, and received a license to use and sell pimagedine in certain geographical areas.

         Pursuant to a letter agreement dated February 11, 1999 between Alteon and Genentech the development collaboration and license agreement terminated effective June 30, 1999. As a result, Genentech's license to use and sell pimagedine is no longer in effect and Genentech has no obligation to provide funding to the Company for the period after June 30, 1999.

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

         The Company's current priorities are the evaluation and possible continued development of pimagedine and the development of ALT-711, its lead A.G.E. crosslink breaker candidate. The Company is currently in discussion with advisors to determine the best course of action for pimagedine, and expects to seek one or more corporate partners to provide necessary funding. The Company is actively seeking one or more corporate partners to help fund the development of ALT-711. The Company believes that additional development of this compound and other product candidates will require the Company to find sources of funding.

         The Company has received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company is not presently in compliance with the Nasdaq maintenance standard which requires that the Company's Common Stock maintain a closing bid price of greater than or equal to $1.00. The Company is scheduled to meet with Nasdaq in August 1999 and at least until this meeting the Company's Common Stock will continue to be listed. No assurance can be given that the meeting with Nasdaq will prevent the Company's stock from being delisted. Delisting could have a material adverse effect on the Company and its ability to raise additional capital on favorable terms as well as on stockholder liquidity.

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

         In July 1999, the Company completed a downsizing eliminating 20% of its associates. The Company undertook the downsizing to reduce operating expenses in order to preserve its existing capital resources for research and development programs.

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

     Uncertainty of Future Profitability

         At June 30, 1999, the Company had an accumulated deficit of $118,528,888. The Company anticipates that it will incur substantial, potentially greater losses in the future. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit. Alteon expects to incur substantial additional operating expenses over the next several years as its research, development and clinical trial activities increase. Alteon does not expect to generate revenues from the sale of products, if any, for a number of years. The Company's ability to achieve profitability depends in part on its ability to enter into agreements for product development, obtain regulatory approval for its products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. There can be no assurance that Alteon will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates or that the Company will ever achieve product revenues or profitability.

     Dependence on Collaborative Relationships

         The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with research collaborators, corporate partners and others and upon the subsequent success of these third-parties in performing their obligations.

         Alteon has established collaborative arrangements with Yamanouchi, Gamida, Roche Diagnostics, GmbH, formerly Corange International Ltd., acting through Boehringer Mannheim Diagnostics and IDEXX Laboratories, Inc. with respect to the development of drug therapies and diagnostics utilizing the Company's scientific platforms. The Company is reviewing with its corporate partners their arrangements in light of the Company's current development plans and priorities. Alteon is seeking to establish new collaborative relationships to provide the funding necessary for continuation of its product development but there can be no assurance that such effort will be successful. The Company will, in some cases, be dependent upon these outside partners to conduct preclinical testing and clinical trials and to provide adequate funding for the Company's development programs. Under certain of these arrangements, the Company's corporate partners may have all or a significant portion of the development and regulatory approval responsibilities. Failure of the corporate partners to develop marketable products or to gain the appropriate regulatory approvals on a timely basis, if at all, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     No Manufacturing Experience; Reliance on Third-Party Manufacturing

         The Company has no experience in manufacturing products for commercial purposes and does not have manufacturing facilities. Consequently, the Company is dependent on contract manufacturers for the production of products for development and commercial purposes. The manufacture of the Company's products for clinical trials and for commercial purposes is subject to cGMP regulations promulgated by the FDA. The Company has contracted or will be contracting with third parties for the manufacture and distribution of pimagedine if it pursues this product candidate. However, in the event that the Company is unable to obtain or retain third-party manufacturing for its products, it will not be able to commercialize such products as planned. There can be no assurance that the Company will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. The Company's current dependence upon others for the manufacture of its products may adversely affect its profit margin, if any, on the sale of future products and the Company's ability to develop and deliver such products on a timely and competitive basis.

     Potential Product Liability; Uncertainties Related to Insurance

         The use of any of the Company's potential products in clinical trials and the sale of any approved products, including the testing and commercialization of pimagedine, may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made directly by consumers, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. However, coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance or, if maintained, that insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

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


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on June 2, 1999. The following matters were voted upon at the Meeting: (i) the election of one director, (ii) a proposal to ratify the amendment of the Alteon Inc. Amended 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the plan from 2,000,000 shares to 4,000,000 shares, (iii) the ratification of the appointment of Arthur Andersen, LLP as independent public accountants for the fiscal year ending December 31, 1999.

         (i) The following table sets forth the name of the nominee who was elected to serve as director and the number of votes cast for or withheld from the election of such nominee:


                                                    Number of                  Number of
              Name                                  Votes For                Votes Withheld
              ----                                  ---------                --------------
         Kenneth I. Moch                            14,781,240                 2,064,669


         (ii) The votes cast for, against, abstaining or non-votes regarding the proposal to ratify the amendment to the Alteon Inc. Amended 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the plan from 2,000,000 shares to 4,000,000 shares were as follows:

                                                                               Broker
     Votes For            Votes Against               Abstentions             Non-Votes
     ---------            -------------               -----------             ---------
     4,168,438              3,121,997                   42,883                9,512,591


         (iii) The votes cast for, against or abstaining from the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1999 were as follows:


     Votes For                    Votes Against               Abstentions
     ---------                    -------------               -----------
     15,473,821                     1,319,837                   52,251



ITEM 5.  OTHER INFORMATION.


         On August 2, 1999, Kenneth Cartwright, MB ChB, MFCM, MRCPsych., the Company's Senior Vice President, Development and Regulatory Affairs, announced his retirement effective August 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits

       Exhibit
          No.     Description of Exhibit
       -------    ----------------------
         3.1      Restated Certificate of Incorporation. (Incorporated by
                  reference to Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1 (File Number 33-42574) which became
                  effective on November 1, 1991.)

         3.2      Certificate of the Voting Powers, Designations, Preference and
                  Relative Participating, Optional and Other Special Rights and
                  Qualifications, Limitations or Restrictions of Series F
                  Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 4, 1995.)

         3.3      Certificate of Designations of Series G Preferred Stock of
                  Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997.)

         3.4      Certificate of Amendment of Certificate of Designations of
                  Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Report on Form 10-Q filed on August 14, 1998.)

         3.5      Certificate of Designations of Series H Preferred Stock of
                  Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997.)

         3.6      Amended Certificate of Designations of Series H Preferred
                  Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Report on Form 10-Q filed on August 14,
                  1998.)

         3.7 By-laws, as amended. (Incorporated by reference to Exhibit 3.7 to the Company's Report on Form 10-Q filed on May 12, 1999.)

         4.1 Stockholders' Rights Agreement dated as of July 27, 1995 between Alteon Inc. and Registrar and Transfer Company, as
                  Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 1995.)

         4.2      Amendment to Stockholders' Rights Agreement dated as of April
                  24, 1997 between Alteon Inc. and Registrar and Transfer
                  Company, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 9, 1997.)

         4.3      Amendment to Stockholders' Rights Agreement dated as of
                  December 1, 1997 between Alteon Inc. and Registrar and
                  Transfer Company, as Rights Agent. (Incorporated by

                  reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 1997.)

         27       Financial Data Schedule.



b) The following reports on Form 8-K were filed during the quarter ended June 30, 1999:

                  On April 16, 1999, the Company filed a Current Report on Form 8-K, dated April 8, 1999, which reported updates to the Company's pimagedine development program.

                  On April 23, 1999, the Company filed a Current Report on Form 8-K, dated April 19, 1999, which reported the departure of Anthony Cerami, Ph.D., from the Company's Board of Directors.

                  On June 1, 1999, the Company filed a Current Report on Form 8-K, dated May 24, 1999, which reported the Company's intent to seek a new partner for continued development of pimagedine.

                  One June 4, 1999, the Company filed a Current Report on Form 8-K, dated June 2, 1999, which reported Phase I human trial results of potential treatment for aging-related diseases.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 3, 1999



                                 ALTEON INC.

                                 By:/s/ Kenneth I. Moch
                                 ------------------------------------------
                                 Kenneth I. Moch
                                 President and Chief Executive Officer
                                 (principal executive officer)

                                 By:/s/ Elizabeth A. O'Dell
                                 ------------------------------------------
                                 Elizabeth A. O'Dell
                                 Vice President Finance and Administration,
                                 Secretary and Treasurer
                                 (principal finance and accounting officer)

                               INDEX TO EXHIBITS

       Exhibit
          No.     Description of Exhibit
       -------    ----------------------
         3.1      Restated Certificate of Incorporation. (Incorporated by
                  reference to Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1 (File Number 33-42574) which became
                  effective on November 1, 1991.)

         3.2      Certificate of the Voting Powers, Designations, Preference and
                  Relative Participating, Optional and Other Special Rights and
                  Qualifications, Limitations or Restrictions of Series F
                  Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 4, 1995.)

         3.3      Certificate of Designations of Series G Preferred Stock of
                  Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997.)

         3.4      Certificate of Amendment of Certificate of Designations of
                  Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Report on Form 10-Q filed on August 14, 1998.)

         3.5      Certificate of Designations of Series H Preferred Stock of
                  Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997.)

         3.6      Amended Certificate of Designations of Series H Preferred
                  Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Report on Form 10-Q filed on August 14,
                  1998.)

         3.7 By-laws, as amended. (Incorporated by reference to Exhibit 3.7 to the Company's Report on Form 10-Q filed on May 12, 1999.)

         4.1 Stockholders' Rights Agreement dated as of July 27, 1995 between Alteon Inc. and Registrar and Transfer Company, as
                  Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 1995.)

         4.2      Amendment to Stockholders' Rights Agreement dated as of April
                  24, 1997 between Alteon Inc. and Registrar and Transfer
                  Company, as Rights Agent. (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on May 9, 1997.)

         4.3      Amendment to Stockholders' Rights Agreement dated as of
                  December 1, 1997 between Alteon Inc. and Registrar and
                  Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 1997.)

         27       Financial Data Schedule.