Form 10-Q
period 1999-09-30
ALTEON INC /DE
filed 1999-11-10
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended                           SEPTEMBER 30, 1999

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

On November 9, 1999, 19,189,701 shares of Registrant's Common Stock were outstanding.

                                   ALTEON INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                             Page
                                                                                           ----
         Item 1. - Financial Statements:

               Balance sheets as of December 31, 1998
               and September 30, 1999......................................................  3

               Statements of operations for the three months and nine months ended
               September 30, 1998 and 1999.................................................  4

               Statements of cash flows for the nine months ended
               September 30, 1998 and 1999.................................................  5

               Notes to financial statements...............................................  6

         Item 2. - Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations.............................................................  7

         Item 3. - Quantitative and Qualitative Disclosures About Market Risk.............. 19

PART II.  OTHER INFORMATION

         Item 5. - Other Information....................................................... 19

         Item 6. - Exhibits and Reports on Form 8-K........................................ 20


SIGNATURES................................................................................. 22

INDEX TO EXHIBITS.......................................................................... 23

                                     PART I
ITEM 1  FINANCIAL STATEMENTS
                                   ALTEON INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                DECEMBER 31,           SEPTEMBER 30,
                                                                                  1998                     1999
                                                                                  ----                     ----


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............................................      $  10,839,586       $   4,518,471
  Short-term investments ..................................................         13,292,666           6,994,026
  Other current assets ....................................................            274,145             674,361
                                                                                 -------------       -------------

     Total current assets .................................................         24,406,397          12,186,858

  Property and equipment, net .............................................          2,985,156           2,611,414
  Deposits and other assets ...............................................            260,080             270,888
                                                                                 -------------       -------------

  Total assets ............................................................      $  27,651,633       $  15,069,160
                                                                                 =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable ........................................................      $   1,035,417       $     322,818
  Accrued expenses ........................................................          3,277,858           2,094,250
  Deferred revenue ........................................................                 --             431,250
                                                                                 -------------       -------------

     Total current liabilities ............................................          4,313,275           2,848,318
                                                                                 -------------       -------------


STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 1,993,329 shares authorized, and 771 and 821 of Series G, and 2,315 and 2,465 of Series
    H shares issued and outstanding, as of December 31, 1998,
    and September 30, 1999, respectively ..................................                 31                  33

  Common stock, $.01 par value; 30,000,000 shares
    authorized and 18,814,740 shares issued and outstanding
    as of December 31, 1998, and 40,000,000 shares
    authorized and 19,189,701 shares issued and outstanding
    as of September 30, 1999 ..............................................            188,147             191,897

  Additional paid-in capital ..............................................        131,005,033         133,367,640

  Accumulated deficit .....................................................       (107,856,621)       (121,336,709)

  Unrealized other comprehensive income/(loss) ............................              1,768              (2,020)
                                                                                 -------------       -------------

     Total stockholders' equity ...........................................         23,338,358          12,220,842
                                                                                 -------------       -------------

  Total liabilities and stockholders' equity ..............................      $  27,651,633       $  15,069,160
                                                                                 =============       =============



                 See accompanying notes to financial statements

                                  ALTEON INC.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                             FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                             --------------------------         ---------------------------
                                                  1998         1999                   1998         1999
                                             -------------  ------------         -------------  ------------
Revenues:
  Contract revenue ........................  $         --    $   168,750         $         --    $   168,750
  Investment income .......................       270,083        201,604              943,103        706,815

Expenses:
  Research and development ................     7,623,615      1,379,353           18,905,098      9,076,686
  Elimination of previously accrued loss
     contingency ..........................         --            --               (1,770,975)         --
  General and administrative ..............       918,793      1,109,509            3,060,546      3,275,204
  Interest ................................         --            --                    3,610          --
                                             ------------    -----------         ------------    -----------
     Total expenses .......................     8,542,408      2,488,862           20,198,278     12,351,890
                                             ------------    -----------         ------------    -----------
     Net loss .............................  $ (8,272,325)   $(2,118,508)        $(19,255,175)  $(11,476,325)
                                             ------------    -----------         ------------    -----------
Preferred stock dividends .................       722,673        689,313            1,123,756      2,003,762
                                             ------------    -----------         ------------    -----------
     Net loss applicable to common
       stockholders .......................  $ (8,994,998)   $(2,807,821)        $(20,378,932)  $(13,480,087)
                                             ============    ===========         ============   ============
Basic loss per share to common
  stockholders ............................  $      (0.50)   $     (0.15)        $      (1.13)  $      (0.71)
                                             ============    ===========         ============   ============
Diluted loss per share to common
  stockholders ............................  $      (0.50)   $     (0.15)        $      (1.13)  $      (0.71)
                                             ============    ===========         ============   ============
Weighted average common shares used in
  computing basic and diluted loss
  per share ...............................    18,091,939     19,184,167           18,007,848     19,009,271
                                             ============    ===========         ============   ============


                See accompanying notes to financial statements.

                                   ALTEON INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             -------------------------------
                                                                  1998              1999
                                                             ------------       ------------

Cash Flows from Operating Activities:
  Net loss ............................................      $(19,255,175)      $(11,476,325)

  Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization .................           503,212            542,694
        Amortization of deferred compensation .........           537,707            196,156

        Changes in operating assets and liabilities:
           Other current assets .......................          (197,879)          (330,000)
           Other assets ...............................           (18,381)           (81,024)
           Accounts payable and accrued expenses ......        (3,140,923)        (1,896,215)
           Other accrued liabilities ..................              --              431,250
                                                             ------------       ------------

           Net cash used in operating activities ......       (21,571,439)       (12,613,464)
                                                             ------------       ------------

Cash Flows from Investing Activities:
  Capital expenditures ................................          (465,911)          (168,945)
  Purchases of marketable securities ..................       (77,774,432)       (45,037,788)
  Sales and maturities of marketable securities .......        81,827,469         51,332,640
  Restricted cash .....................................           620,400               --
                                                             ------------       ------------

           Net cash used in investing activities ......         4,207,526          6,125,907
                                                             ------------       ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock ..............           192,200            166,441
  Proceeds from issuance of preferred stock ...........         8,000,000               --
  Principal payments under capital lease obligations ..          (161,581)              --
                                                             ------------       ------------

           Net cash provided by financing activities ..         8,030,619            166,441
                                                             ------------       ------------

Net decrease in cash and cash equivalents .............        (9,333,294)        (6,321,116)
Cash and cash equivalents, beginning of period ........        20,423,675         10,839,586
                                                             ------------       ------------

Cash and cash equivalents, end of period ..............      $ 11,090,381       $  4,518,471
                                                             ============       ============


Supplemental disclosures of cash flow information:
           Cash paid for interest ..................      $      3,610       $         --
                                                          ============       ============

                 See accompanying notes to financial statements

                                   ALTEON INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash and cash equivalents include highly liquid investments which have a maturity of less than three months at the time of purchase. Short-term investments are recorded at fair market value. As of September 30, 1999, short-term investments were invested in debt instruments of the U.S. Government, government agencies, financial institutions and corporations with strong credit ratings.

         At September 30, 1999, $6,994,026 of the Company's short term investments are classified as available for sale. A net unrealized loss of $2,020 relating to the available for sale securities has been recorded as a separate component of stockholders' equity at September 30, 1999.

3. REVENUE RECOGNITION - EVENTS CONCERNING CORPORATE COLLABORATIONS - In August 1999, Alteon and Taisho Pharmaceutical Co., Ltd. ("Taisho") entered into an agreement under which Taisho has been granted an exclusive option through December 31, 1999 to acquire a license to Alteon's lead Advanced Glycosylation End-product ("A.G.E.") crosslink breaker, ALT-711, for Japan, South Korea, Taiwan and China for a non-refundable option fee of $600,000. Revenue from the option agreement will be recognized over the life of the agreement. As of September 30, 1999, the Company had recognized $168,750 of revenue and has $431,250 remaining as deferred revenue.

4. NET LOSS PER SHARE - Basic loss per share is based on the average numbers of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

5. COMPREHENSIVE INCOME - The following sets forth comprehensive income as required by SFAS 130 for the periods ended September 30, 1998 and 1999 (dollars in thousands):

                                                         1998          1999
                                                         ----          ----
    Net Loss .......................................     $(19,255)     $(11,045)
    Net Unrealized Loss on Marketable Securities ...            4            (2)
                                                         --------      --------
    Comprehensive Loss .............................     $(19,251)     $(11,047)
                                                         ========      ========

6. OTHER RELATED PARTY TRANSACTIONS - In July 1993, a former Company officer received a loan which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan is secured by a second mortgage on the home purchased by the former officer. In February 1999, the terms of the loan were amended to require payment of the principal amount and interest in full in the event such home is sold; otherwise, interest will stop accruing as of July 1999 and the principal and interest shall be paid in equal installments in January 2000, July 2000 and July 2001. In the event an installment is not paid when due, interest shall accrue at a rate of one percent per month until payment is made. As of September 30, 1999, $268,073, including accrued interest, remained outstanding. In 1997 and 1998 interest payments of $25,000 were made. On November 3, 1999, the Company received a payment of $268,073 representing the total amount of principal and interest due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred an accumulated deficit of $121,336,709 as of September 30, 1999, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

         Although the Company anticipates increased expenditures in research and development expenses as it develops products and conducts its clinical trials, a portion of such development expenses is expected to be reimbursed by Alteon's collaborative partners. Yamanouchi has agreed to fund preclinical studies, including most toxicology studies, on pimagedine and any other products that the parties jointly agree to develop, including a second generation A.G.E.-formation inhibitor and a macrophage stimulator. Gamida for Life, formerly Eryphile BV ("Gamida") conducted, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels, which was completed in April 1997. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses. None of the Company's collaborative partners is currently funding any of the Company's programs.

         In August 1999, Alteon and Taisho entered into an agreement under which Taisho has been granted an exclusive option through December 31, 1999 to acquire a license to Alteon's lead A.G.E. crosslink breaker, ALT-711, for Japan, South Korea, Taiwan and China for a non-refundable option fee of $600,000.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Total revenues for the three months ended September 30, 1999, and the three months ended September 30, 1998, were $370,000 and $270,000, respectively. Revenues were derived from the option agreement with a potential corporate partner and interest earned on cash and cash equivalents and short-term investments. Investment income decreased 25.2% due to the decrease in cash, cash equivalents and short-term investment balances.

         The Company's total expenses decreased to $2,489,000 for the three months ended September 30, 1999, from $8,542,000 for the three months ended September 30, 1998. This decrease was primarily due to decreased research and development expenditures related to the clinical trials. Research and development expenses were $1,379,000 for the three months ended September 30, 1999, and $7,624,000 for the three months ended September 30, 1998, an 81.9% decrease. This decrease was primarily due to decreased expenses related to the clinical trial costs.

         General and administrative expenses increased to $1,110,000 for the three months ended September 30, 1999 from $919,000 for the three months ended September 30, 1998, a 20.8% increase. This increase was primarily due to increased consulting expenses.

         The Company's net loss applicable to common stockholders decreased to $2,808,000 for the three months ended September 30, 1999, from $8,995,000 in the same period in 1998, a decrease of 68.8%. This was primarily a result of increased revenue and decreased research and development expenditures related to the clinical trials.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Total revenues for the nine months ended September 30, 1999, and the nine months ended September 30, 1998, were $876,000 and $943,000, respectively. Revenues were derived from the option agreement with a potential corporate partner and interest earned on cash and cash equivalents and short-term investments. Investment income decreased 25.0% due to the decrease in cash, cash equivalents and short-term investment balances.

         The Company's total expenses decreased to $12,352,000 for the nine months ended September 30, 1999, from $20,198,000 for the nine months ended September 30, 1998, and consisted primarily of research and development expenses. This decrease was primarily due to decreased research and development expenditures related to the clinical trials offset by the elimination of a previously accrued loss contingency recorded in the second quarter of 1998. Research and development expenses were $9,077,000 for the nine months ended September 30, 1999, and $18,905,000 for the nine months ended September 30, 1998, a 52.0% decrease. This decrease was primarily due to decreased expenses related to the clinical trial costs.

         General and administrative expenses increased to $3,275,000 for the nine months ended September 30, 1999, from $3,061,000 for the nine months ended September 30, 1998, a 7.0% increase. This increase was primarily due to increased consulting expenses offset by decreased personnel related expenses.

         The Company's net loss applicable to common stockholders decreased to $13,480,000 for the nine months ended September 30, 1999, from $20,379,000 in the same period in 1998, a decrease of 33.9%. This decrease was primarily due to decreased research and development expenditures related to the clinical trials, offset by the elimination of a previously accrued loss contingency recorded in the second quarter of 1998 and increased preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash, cash equivalents and short-term investments at September 30, 1999, of $11,512,000 compared to $24,132,000 at December 31, 1998.
This is a decrease in cash, cash equivalents and short-term investments for the nine months ended September 30, 1999, of $12,620,000. This consisted of $12,614,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses, $169,000 of capital expenditures and $2,000 of additional unrealized losses. This was offset by $165,000 of financing activities related to proceeds from stock option exercises. As of September 30, 1999, Alteon had invested $8,025,000 in capital equipment and leasehold improvements.

         In August 1999, Alteon and Taisho entered into an agreement under which Taisho has been granted an exclusive option through December 31, 1999 to acquire a license to Alteon's lead A.G.E. crosslink breaker, ALT-711, for Japan, South Korea, Taiwan and China for a non-refundable option fee of $600,000. As of September 30, 1999, the Company had received $270,000 from Taisho.
On October 1, 1999, the Company received an additional payment of $270,000.

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

         The Company's current priorities are the evaluation and possible continued development of pimagedine and the development of ALT-711, its lead A.G.E. crosslink breaker candidate. The Company is currently in discussion with advisors to determine the best course of action for pimagedine, and expects to seek one or more corporate partners to provide necessary funding. The Company is actively seeking one or more corporate partners to help fund the development of ALT-711. In August 1999, Alteon and Taisho entered into an agreement under which Taisho has been granted an exclusive option through December 31, 1999 to acquire a license to Alteon's lead A.G.E. crosslink breaker, ALT-711, for Japan, South Korea, Taiwan and China. The Company believes that additional development of this compound and other product candidates will require the Company to find sources of funding.

         In September 1999, the Company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") that it was not in compliance with the Nasdaq maintenance standard which requires that the Company's Common Stock maintain a closing bid price of greater than or equal to $1.00. Following a hearing before a Nasdaq Listing Qualifications Panel and Nasdaq's review of the Company's plans to meet the listing maintenance requirements, Nasdaq notified the Company that it had been granted a temporary exception from the $1.00 per share minimum bid requirement and would continue to be listed with Nasdaq on the Nasdaq SmallCap Market. To retain its listing, on or before November 22, 1999, the Company must evidence a closing bid price of $1.00 per share; immediately thereafter the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In addition, on January 4, 2000 the Company must make a filing with the Securities and Exchange Commission and Nasdaq of its November 30, 1999 balance sheet evidencing net tangible assets of at least $8,000,000. If the Company is deemed to have met the terms of this exception and has demonstrated the ability to maintain long-term compliance it will, at the discretion of Nasdaq, continue to be listed on the Nasdaq SmallCap Market. No assurance can be given that the Company will meet these conditions or that its Common Stock will continue to be listed on the Nasdaq SmallCap Market.

Delisting could have a material adverse effect on the Company and its ability to raise additional capital on favorable terms as well as on stockholder liquidity.

         The Company has conducted a review of its computer systems and identified any issues which might have resulted from the year 2000 date recognition problem, which is the result of computer programs being written using two digits rather than four to define the applicable year. The Company believes that with the minor modifications it has completed, the year 2000 issue will not pose significant operation problems for its internal computer systems as so modified. The Company continues to monitor its internal systems to ensure no undetected problems occur. The year 2000 assessments and modifications have generally been done in-house. Therefore, the primary costs associated with this project are included in payroll expenditures.

         The Company is assessing the possible effect on its operations of year 2000 problems faced by its third party vendors. The Company believes that the primary area in which its operations could be materially affected by year 200 problems of its vendors relates to its use of contract research organizations ("CROs") to provide services in connection with portions of its clinical trials. The CROs have advised the Company that they are addressing the year 2000 compliance issue and are in the process of assessing their systems which may be vulnerable to the year 2000 issue. The Company continues to monitor their readiness. However, if year 2000 problems prevent the CROs from performing their work for the Company, the Company will not be able to develop internal systems to replace the CROs and will have to find other CROs which are able to perform. As a result, the Company could incur substantial delays in its data analysis and any then ongoing clinical trials. In addition, power failures caused by year 2000 problems faced by utilities could compromise animal studies in progress at the Company's facilities. This could cause material delays in the Company's research and development programs.

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

         In July 1999, the Company completed a downsizing of its associates. The Company undertook the downsizing to reduce operating expenses in order to preserve its existing capital resources for research and development programs.

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

     Uncertainty of Future Profitability

         At September 30, 1999, the Company had an accumulated deficit of $121,336,709. The Company anticipates that it will incur substantial, potentially greater losses in the future. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit. Alteon expects to incur substantial additional operating expenses over the next several years as its research, development and clinical trial activities increase. Alteon does not expect to generate revenues from the sale of products, if any, for a number of years. The Company's ability to achieve profitability depends in part on its ability to enter into agreements for product development, obtain regulatory approval for its products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. There can be no assurance that Alteon will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates or that the Company will ever achieve product revenues or profitability.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits

       Exhibit
          No.     Description of Exhibit

         3.1      Restated Certificate of Incorporation, as amended.

         3.2 Certificate of the Voting Powers, Designations, Preference and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series F Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 4, 1995.)

         3.3      Certificate of Retirement of Stock of Alteon Inc.

         3.4 Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

         3.5 Certificate of Amendment of Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Report on Form 10-Q filed on August 14, 1998.)

         3.6 Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

         3.7 Amended Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Report on Form 10-Q filed on August 14, 1998.)

         3.8 By-laws, as amended. (Incorporated by reference to Exhibit 3.7 to the Company's Report on Form 10-Q filed on May 12, 1999.)

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

         10.1 Employment Agreement dated as of June 2, 1999 between the Company and F. Kenneth Andrews.

         10.2* Agreement for an Exclusive Option on ALT-711 dated as of August 26, 1999 between the Company and Taisho.

         27       Financial Data Schedule.

         * Confidentiality has been requested with respect to a portion of this exhibit.

b) The following reports on Form 8-K were filed during the quarter ended September 30, 1999:

         On July 20, 1999, the Company filed a Current Report on Form 8-K, dated July 14, 1999, which reported the appointment of F. Kenneth Andrews as Senior Vice President of Operations.

         On July 28, 1999, the Company filed a Current Report on Form 8-K, dated July 21, 1999, which reported the appointment of Edwin D. Bransome, Jr., M.D. and George M. Naimark, Ph.D. to the Company's Board of Directors.

         On August 20, 1999, the Company filed a Current Report on Form 8-K, dated August 17, 1999, which reported Robert N. Butler's resignation from the Company's Board of Directors.

         On September 15, 1999, the Company filed a Current Report on Form 8-K, dated September 13, 1999, which reported an Option Agreement between the Company and Taisho with respect to the Company's lead A.G.E. crosslink breaker compound, ALT-711.

         On October 15, 1999, the Company filed a Current Report on Form 8-K, dated September 27, 1999, which reported that the Company was granted a temporary exception to Nasdaq's minimum bid requirement and will be listed on the Nasdaq SmallCap Market.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 9, 1999

                                    ALTEON INC.

                                    By:/s/ Kenneth I. Moch
                                    --------------------------------------------
                                    Kenneth I. Moch
                                    President and Chief Executive Officer
                                    (principal executive officer)

                                    By:/s/ Elizabeth A. O'Dell
                                    --------------------------------------------
                                    Elizabeth A. O'Dell
                                    Vice President Finance and Administration,
                                    Secretary and Treasurer
                                    (principal finance and accounting officer)

                               INDEX TO EXHIBITS
       Exhibit
          No.     Description of Exhibit

         3.1      Restated Certificate of Incorporation, as amended.

         3.2 Certificate of the Voting Powers, Designations, Preference and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series F Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 4, 1995.)

         3.3      Certificate of Retirement of Stock of Alteon Inc.

         3.4 Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

         3.5 Certificate of Amendment of Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company's Report on Form 10-Q filed on August 14, 1998.)

         3.6 Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

         3.7 Amended Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.6 to the Company's Report on Form 10-Q filed on August 14, 1998.)

         3.8 By-laws, as amended. (Incorporated by reference to Exhibit 3.7 to the Company's Report on Form 10-Q filed on May 12, 1999.)

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

         10.1 Employment Agreement dated as of June 2, 1999 between the Company and F. Kenneth Andrews.

         10.2* Agreement for an Exclusive Option on ALT-711 dated as of August 26, 1999 between the Company and Taisho.

         27       Financial Data Schedule.

         * Confidentiality has been requested with respect to a portion of this exhibit.