Form 10-K
period 1999-12-31
ALTEON INC /DE
filed 2000-03-30
CIK 878903

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


For the fiscal year ended  December 31, 1999
                           --------------------------

                                       OR

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to               .
                               -------------    --------------

                           Commission File No. 0-19529

                                   ALTEON INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

                            Delaware                                                      13-3304550
-----------------------------------------------------------------     ---------------------------------------------------
 (State or other jurisdiction of incorporation or organization)             ( I.R.S. Employer Identification No.)

                  170 Williams Drive, Ramsey, New Jersey 07446
                  --------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (201) 934-5000
                                 --------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                      Title of each class                                 Name of each exchange on which registered
-----------------------------------------------------------------     ---------------------------------------------------
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

                           Yes      X        No
                           ----------        ----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the equity stock held by non-affiliates of the Registrant: $86,882,085 at March 17, 2000 based on the last sales price on that date: $4.50.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 17, 2000:

                      Class                       Number of Shares
                      -----                       ----------------
           Common Stock, $.01 par value              19,314,130

Documents incorporated by reference

         The Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 12, 2000 is incorporated by reference into Part III.

ITEM     1. BUSINESS.

OVERVIEW

         Alteon is engaged in the discovery and development of new pharmaceutical products for the treatment of cardiovascular and renal diseases and other disorders of diabetes and aging. Alteon's proprietary technology focuses on Advanced Glycosylation End-products, or A.G.E.s, which are abnormal glucose/protein complexes that form as a result of circulating blood glucose reacting with proteins.

         A.G.E. complexes form continuously over time at a rate dependent upon glucose levels, and subsequently cross-link to other proteins and ultimately accumulate in various tissues, blood vessels, nerves and organs. As the rate of accumulation increases, A.G.E. cross-linked proteins become rigid and aggregated. It is this process which results in progressive loss of function in these sites in the body. In healthy individuals this process occurs naturally, though slowly, as the body ages. In diabetic patients, the rate of A.G.E. accumulation and the extent of protein cross-linking is accelerated. The Company believes that this is a major factor contributing to diabetic complications. The Diabetes Control and Complications Trial ("DCCT"), a multi-center investigation conducted under the auspices of the National Institutes of Health, demonstrated that elevated blood glucose levels significantly increase the rate of progression of eye, kidney, blood vessel and nerve complications from diabetes. More than 50% of people with diabetes in the United States develop diabetic complications that range from mild to severe.

         Studies conducted in animal models at numerous independent institutions worldwide suggest that A.G.E.s are responsible for diabetic complications including kidney disease (nephrology), eye disease (retinopathy), nerve disease (neuropathy) and hardening of the arteries (atherosclerosis). Moreover, a recent Phase II/III human clinical study conducted by Alteon confirms that inhibiting the progression of A.G.E.s in diabetic patients can have a significant impact on proteinuria, cholesterol, triglycerides and retinopathy. Alteon believes that certain complications, such as atherosclerosis, hypertension and the progressive decline in renal function that eventually occur in non-diabetics, may also be A.G.E.-related, as this pathological process is cumulative in effect over the lifetime of any individual. Pre-clinical studies have also implicated A.G.E.s in age-related disorders such as cardiovascular disease and Alzheimer's disease.

         Alteon's current research and drug development focused on A.G.E. technology takes three directions: the prevention or inhibition of A.G.E. formation, the breaking of A.G.E. cross-links between proteins in order to prevent or reverse damage, and the reduction of the A.G.E. burden through a novel class of anti-hyperglycemic agents.

         ALT-711 is Alteon's lead agent in a class of proprietary compounds known as A.G.E. Crosslink Breakers. ALT-711 offers the possibility of the first therapeutic approach to remove A.G.E. cross-links, and the potential to impact or even reverse tissue damage caused by diabetes and aging. ALT-711 initially is being developed for cardiovascular indications, but also has potential in a number of other medical conditions. Alteon has completed a series of Phase I safety testing of ALT-711, which is expected to enter Phase II trials by mid-year 2000. Additional A.G.E. Crosslink Breaker compounds for a number of other indications are under development. Alteon is exploring potential corporate partnerships for this program. While Alteon plans to fund the Phase II trials, additional funding will be required for additional trials and development of ALT-711.

         Alteon's lead A.G.E.-Formation Inhibitor, pimagedine, has completed a Phase II trial in dyslipidemia and a Phase II/III pivotal "ACTION" (A Clinical Trial In Overt Nephropathy) trial in Type 1 diabetic patients with overt nephropathy. In the multi-center ACTION trial, pimagedine therapy did not reach statistical significance in its primary endpoint, the time to doubling of serum creatinine, but did result in a statistically significant and clinically meaningful reduction of urinary protein excretion. Pimagedine also reduced, to a statistically significant extent, cholesterol and triglycerides as well as the progression of retinopathy. After discussion with the Food and Drug Administration ("FDA") and with scientific and clinical advisors active in nephrology research and treatment of renal disease, Alteon is actively exploring potential corporate partnerships for the continued development of pimagedine, both in the U.S. and abroad.

         Alteon is also utilizing its technical expertise in the field of diabetes to develop compounds focused on glucose regulation and control. These anti-hyperglycemic compounds, or glucose lowering agents ("GLA"), are in pre-clinical studies.

TECHNOLOGY

         The foundation for Alteon's technology is the experimental evidence that intervention and treatment along the pathway towards A.G.E. cross-link formation would be likely to provide significant benefit in slowing or reversing the development of the serious pathologies that develop in the diabetic and aging populations. ALT-711 and pimagedine are the lead compounds resulting from Alteon's research in this field.

         The following chart illustrates the process of A.G.E. formation and cross-linking and is qualified by the more detailed description in the text. It also highlights those areas within the A.G.E. cascade where Alteon is attempting to offer chemical agents to intervene pharmaceutically.

[        NOTE: THE PRINTED COPY OF THIS FORM 10-K CONTAINS A                   ]
[        GRAPHICAL REPRESENTATION OF THE FOLLOWING.  THE "I"                   ]
[        REPRESENT ARROWS POINTING FROM "GLUCOSE LOWERING                      ]
[        AGENTS" TO "GLUCOSE + PROTEINS," FROM "A.G.E. FORMATION INHIBITORS"   ]
[        TO "A.G.E.S," AND FROM "A.G.E. CROSSLINK BREAKERS" TO                 ]
[        "CROSS-LINKED A.G.E.S"                                                ]


                ALTEON'S TECHNOLOGY PLATFORM AND PRODUCT PIPELINE

Glucose + Proteins ====>                      A.G.E.s ====>               Cross-linked A.G.E.s
       I                                        I                                   I
Glucose Lowering                         A.G.E.-Formation                         A.G.E.
     Agents                                    And                              Crosslink
       I                              Cross-link Inhibitors                      Breakers
       I                                        I                                   I
    ALT-4037                                PIMAGEDINE                            ALT-711
    --------                                ----------                            -------
       |                                     |     I                              |     I
       |                                     |     ALT-946                        |     ALT-1016
       |                                     |     -------                        |     -------
Pre-Clinical Lead                            |     |                              |     |
Type II Diabetes                             |     |                              |     |
                                             |     Pre-Clinical                   |     Pre-Clinical
                                             |     Lead                           |     Lead
                                  Phase II/III                                    |
                                      Diabetic                     Phase II Candidate
                                        Kidney                         Cardiovascular

                                       Disease                                Disease

A.G.E. CROSSLINK BREAKERS

         Structural matrix proteins such as collagen and elastin play an integral role in the maintenance of cardiovascular elasticity and wall integrity. They are also prime targets for A.G.E. cross-linking. For example, collagen isolated from tissues of diabetics and aged individuals is more highly cross-linked than that isolated from non-diabetics or younger individuals. Restriction of movement arising from A.G.E. cross-linking of matrix proteins appears to impair normal functioning of contractile organs, such as blood vessels and cardiac muscle, which are dependent on flexibility and distensibility for normal function.

         The Company initially is developing the A.G.E. Crosslink Breaker class of compounds, specifically the lead compound, ALT-711, for cardiovascular indications. Currently available antihypertensive agents improve arterial compliance indirectly as they reduce the pressure burden on the vessel wall, which results in a greater dynamic range of elasticity from the resting state. This approach lowers peripheral resistance and/or intravascular circulating volume, leading to a reduction in mean blood pressure. A current subject of debate is whether any of the available drugs can increase arterial elasticity, beyond what would be expected from restoring the dynamic range of the vessel wall with a reduction in blood pressure alone. Pharmacologic intervention targeting the stiffness of the cardiovascular system may decrease the incidence and severity of complications such as congestive heart failure, myocardial ischemia and cerebrovascular accidents.

         Through its unique mechanism of action, ALT-711 is the first compound that breaks A.G.E.-derived cross-links between proteins, both in vitro and in vivo. In the case of collagen, ALT-711 does not disrupt the natural enzymatic glycosylation sites or peptide bonds that are responsible for maintaining the normal integrity of the collagen chain. Thus, normal structure and function is preserved while abnormal cross-linking is reduced.

         Studies in animal models in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions with ALT-711. In these pre-clinical models, ALT-711 reverses the stiffening of arteries as well as stiffening of the heart that accompanies the development of diabetes and aging.

         The Company is also evaluating development of the breaker class for several other indications where A.G.E.s and A.G.E. cross-linking lead to abnormal function. Data from Phase I trials of ALT-711 suggest that Crosslink Breakers may have an effect on soft tissue compliance in the bladder (for treating urinary incontinence). The scientific literature also points to the possible utility of breaker compounds in ophthalmic and dermatological conditions, stiff joint disorders, and peritoneal dialysis. See "--ALT-711."

A.G.E.-FORMATION INHIBITORS

         Alteon's most advanced therapeutic program has been in the development of drugs that inhibit A.G.E. formation. These compounds are designed to prevent the progression of major diabetic and age-related complications by blocking the formation of A.G.E.s and subsequent cross-linking of A.G.E.s to other proteins. Alteon's lead compound, pimagedine, has been shown to inhibit A.G.E. formation and subsequent cross-link formation. Pimagedine is able to have a beneficial impact on what is thought to be one of the earliest steps in the progression of nephropathy in diabetic patients. Alteon believes that because pimagedine exerts its activity by a mechanism uniquely different from currently available therapies, its benefits will be over and above current standard treatment. Data from the ACTION I trial of pimagedine suggest that other potential indications for this compound include proteinuria and retinopathy.

         Alteon has identified ALT-946 as a second-generation clinical lead in the A.G.E. inhibitor category. Further development of the A.G.E. inhibitor class of compounds is subject to further funding.

See "--Pimagedine Intravenous" and "Pimagedine Topical."

GLUCOSE LOWERING AGENTS

         Alteon is also utilizing its technical expertise in the field of diabetes to develop compounds focused on glucose regulation and control. These anti-hyperglycemic compounds, or GLA, are in pre-clinical studies. Removing or lessening the impact of hyperglycemia on the progression of the A.G.E Pathway also would likely enhance the impact of inhibitors and breakers. With respect to the cardiovascular arena, an agent that improves insulin responsiveness would favorably impact the cardiovascular risk from chronic elevated serum triglycerides and fatty acids.

         The GLA Program arose from a search of plant-derived natural products that would exhibit a beneficial profile of glucose and lipid lowering in animal models of Type II diabetes. From the inception of this program, several pre-clinical candidates have been evaluated that display these beneficial properties. A lead pre-clinical candidate, ALT-4037, lowers glucose and lipids, restores normal pancreatic sensing of glucose, stimulates greater production of insulin, and restores insulin sensitivity in skeletal muscle and fat. Further development of the GLA class of compounds is subject to further funding.

PRODUCTS UNDER DEVELOPMENT

ALT-711 ORAL

         Several classes of novel compounds have been identified which are capable of breaking the cross-links formed as a result of A.G.E. accumulation. These compounds are currently under evaluation in various pre-clinical models to assess their potential for the treatment of a variety of diseases including cardiovascular disease states and other conditions of soft tissue compliance.

         A Phase I program of ALT-711, the Company's lead A.G.E. Crosslink Breaker compound, was initiated in June 1998. The Phase I program consisted of four trials, all conducted in Utrecht, The Netherlands. The first trial, a placebo-controlled, double-blind, single and ascending dose study, enrolled 88 subjects, consisting of a younger cohort, aged 18 to 50 years, and an older cohort, aged 55 to 75 years. A 14-day multiple dosing trial was then conducted in 16 older (65 to 75 years) subjects. In the third trial of 12 subjects, aged 65 to 75 years, ALT-711 was administered in ascending doses every other day. In the final Phase I study, the highest dose of ALT-711 was administered to 12 subjects, aged 65-75 years, over a consecutive 14-day period. Analyses of the clinical and safety data of each Phase I study did not show any medically relevant events.

         Cardiovascular Disease. The Company's early clinical program on treating cardiovascular disease is focused on ALT-711, an agent that cleaves the A.G.E. cross-link that forms between structural matrix proteins such as collagen and elastin, which play an important role in the maintenance of normal vessel elasticity. Intervention targeting the stiffness of the cardiovascular system may decrease the incidence and severity of complications such as congestive heart failure, myocardial ischemia and cerebrovascular accidents.

         Pre-clinical studies of ALT-711 conducted by researchers from The National Institute on Aging and Johns Hopkins Geriatric Center demonstrated the ability of the compound to significantly reduce arterial stiffness in elderly Rhesus monkeys. In this primate study, administration of ALT-711 was found to significantly reduce aortic stiffness by week 3 which persisted through week 8. Baseline weight, fasting blood glucose, creatinine and cholesterol did not change after treatment. In a recent pre-clinical study of ALT-711 in aged dogs, administration of ALT-711 for one month resulted in an approximate 40% decrease in age-related ventricular stiffness, or hardening. This decrease was accompanied by an overall improvement in cardiac function. Reductions in blood pressure that have been observed in animal models of diabetic hypertension suggest that Crosslink Breakers also may prove beneficial in the treatment of systolic hypertension in the elderly.

         The Company has filed an investigational new drug application ("IND") focused on vascular and ventricular compliance, and expects to initiate Phase II trials of ALT-711 in 2000. Thereafter, subsequent development will require additional funding.

         Other Indications. A.G.E. cross-linking has been shown to affect soft tissue compliance and interfere with the normal function of other organs of the body. Early clinical experience in Phase I human studies of ALT-711 suggest that urinary elastic dysfunction (leading to urinary incontinence) is a potential therapeutic target. Based on pre-clinical studies, the Company may decide to pursue additional therapeutic opportunities such as skin aging and dermatological conditions, stiff joint disorders and peritoneal dialysis, conditions where A.G.E. cross-linking has contributed to a loss of normal function, elasticity and flexibility.

ALT-711 OPHTHALMIC

         Ophthalmic Conditions. The Company is pursuing investigations into the role of A.G.E. cross-linking in restricting the flow of fluid through the eye, the consequence of which causes elevated intraocular pressure, which is central to the development of glaucoma. Preliminary studies in aged primates demonstrate a persistent improvement in fluid flow following a single intraocular injection of ALT-711. In addition, pre-clinical research in diabetic models of retinopathy demonstrates a reversal in the expression of vascular endothelial-derived growth factor ("VEGF"). The elevated levels of VEGF receptors were also reduced, suggesting the possible utility of ALT-711 in proliferative retinopathy.

PIMAGEDINE ORAL

         Alteon has conducted the following Phase II and Phase III trials on pimagedine:

         Overt Nephropathy. Kidney disease is a significant cause of morbidity and mortality in patients with Type 1 and Type 2 diabetes. It is a chronic and progressive disease. One of the early signs of kidney damage is microalbuminuria (characterized by leakage of small amounts of protein into the urine) which progresses to overt nephropathy (characterized by leakage of large amounts of protein into the urine and ultimately to end-stage renal disease (advanced renal disease requiring dialysis). Approximately 34% of patients with Type 1 diabetes and approximately 10-15% of patients with Type 2 diabetes develop nephropathy. As of 1995, there were approximately 1,000,000 diabetics diagnosed with kidney disease in the United States.

         The Company conducted a randomized double-blind, placebo-controlled, multi-center, Phase II/III clinical trial to evaluate the safety and efficacy of pimagedine in Type 1 diabetic patients with overt nephropathy, the ACTION I trial. The trial was initiated in January 1994. The primary objective of the trial was to evaluate the safety and efficacy of pimagedine in preserving renal function in Type 1 patients. Enrollment in the trial was completed in August 1996 with 690 patients from 56 investigational sites in the United States and Canada. Patients were treated for a minimum of two years and received twice daily oral doses of pimagedine, adjusted for kidney function. Under this protocol, pimagedine treatment was in addition to the best available therapeutic regimen chosen by the treating physicians.

         In November 1998, the Company announced results of an analysis of data from the ACTION I trial. Although the results showed that pimagedine reduced the risk of doubling of serum creatinine, the study's primary endpoint, the data did not reach statistical significance. However, pimagedine therapy did result in a statistically significant and clinically meaningful reduction of urinary protein excretion. Pimagedine also reduced to a statistically significant extent, cholesterol and triglycerides as well as the progression of retinopathy. Additional data suggested a trend toward improvements in other measures of renal function including estimated creatinine clearance and glomerular filtration rate. The drug was generally well tolerated.

         After discussion with medical and clinical consultants and the FDA, Alteon is actively exploring potential corporate partnerships for the continued development of pimagedine and expects to pursue development if funding is obtained.

         A second Phase III trial of pimagedine, in patients with Type 2 diabetes and overt nephropathy (ACTION II), was initiated in July 1995 and used a trial design similar to the ACTION I trial. The objective of this study was to evaluate the safety and efficacy of pimagedine in preserving renal function in Type 2 patients. In March 1998, the Company discontinued this trial because of an insufficient risk/benefit ratio based upon data then available.

         End-Stage Renal Disease ("ESRD"). In January 1996, the Company initiated a Phase II study to evaluate the safety and efficacy of pimagedine in diabetic patients with ESRD on hemodialysis. This clinical trial enrolled approximately 120 patients who received oral doses of pimagedine three times per week in conjunction with their dialysis treatment. After the ACTION I results were unblinded in November 1998, the Company evaluated this program as part of its overall evaluation of further development of pimagedine and the trial was ended in April 1999. Data from the study was inconclusive.

         Dyslipidemia. In April 1997, Alteon and Gamida completed a randomized, double-blind, placebo-controlled, Phase II clinical trial to evaluate the effect of pimagedine on plasma lipid levels and A.G.E.s in patients with diabetes and elevated serum cholesterol levels. Dyslipidemia is a condition characterized by an abnormal lipid profile. The elevation of one lipid component, low-density lipoprotein, is known to be a significant risk factor in cardiovascular disease. Diabetic patients are twice as likely as non-diabetic individuals to die from coronary artery disease, and the annual incidence of cardiovascular complications is increased significantly in patients with Type 2 diabetes. This Phase II clinical trial enrolled 89 patients in Israel who were treated for a minimum of three months and who received twice daily oral doses of pimagedine, adjusted for kidney function. The primary objective of this study was to evaluate the safety and efficacy of pimagedine in reducing levels of low-density lipoproteins ("LDLs") in Type 2 diabetic patients with varying degrees of renal function and elevated LDLs.

         A comprehensive statistical report of the trial after audit of the results concluded that lipid parameters between pimagedine and placebo treatment arms showed steeper decreases in the pimagedine arm in almost all parameters and in all populations. In cholesterol, triglycerides and very low-density lipoproteins ("VLDL") the decreases were significant by "last observation carried forward" analysis. In LDL, the decrease in the pimagedine group was significant at the 8th week. While not an endpoint of the Israeli trial, albumin in the urine was also reduced in patients identified as having albuminuria (excretion of more than 30 mg of albumin in 24 hours).

         At this time, the Company has no plans to develop pimagedine solely for this indication.

PIMAGEDINE INTRAVENOUS

         Stroke. Every year approximately 500,000 patients in the United States suffer a stroke and approximately one-third of these individuals die, making stroke the third leading cause of death by disease. According to the American Heart Association, in 1994 the economic cost of stroke due to health care expense and loss of productivity was estimated to be nearly $30 billion. Individuals at increased risk for stroke include those with hypertension, smokers, obese individuals, diabetics and those with hyperlipidemia. Currently, several pharmaceutical and biopharmaceutical companies are conducting pre-clinical studies and clinical trials on numerous compounds for the treatment of stroke.

         Animal studies have demonstrated that pimagedine, when given prior to or after indication of stroke by occlusion of the middle cerebral artery, reduced the volume of tissue death by 30%.

         Alteon has completed acute toxicity studies in animals with an intravenous formulation of pimagedine. The Company has filed an IND with the FDA. Additional development of intravenous pimagedine will require additional funding.

PIMAGEDINE TOPICAL

         Inflammatory Skin Disease. Nitric oxide ("NO") has been shown to play a role in the inflammatory disease process. Independent researchers have reported that treatment with pimagedine reduces inflammation in specific pre-clinical models. Pimagedine has also been shown to decrease the migration of macrophages (inflammatory cells) to the site of tissue damage and prevent the release of cytokines and consequent release of NO. Based on these findings, the Company believes that pimagedine could have a beneficial effect in certain inflammatory diseases such as contact dermatitis and eczema. Currently, topical steroids are the treatment of choice for these indications but are contraindicated for prolonged use. A topical formulation of pimagedine has been developed. The Company has filed an IND for these indications. Additional development of topical pimagedine will require additional funding.

ALT-4037

         ALT-4037 has been identified as the pre-clinical lead in the Glucose Lowering Agent class of compounds. ALT-4037 is a novel compound that lowers blood glucose, triglycerides and free fatty acid levels in pre-clinical animal models of Type 2 diabetes. Pre-clinical findings demonstrate an improvement in pancreatic function following chronic dosing with ALT-4037. The Company has put this research program on hold as it focuses its resources on the development of the A.G.E. breaker class.

CORPORATE STRATEGIC ALLIANCES

         Genentech, Inc.

         In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-Formation Inhibitors. Pursuant to the stock purchase agreement Genentech purchased $5,610,000 of Common Stock and $31,934,000 of Series G Preferred Stock and Series H Preferred Stock for an aggregate purchase price of $37,544,000. Genentech's obligations to purchase shares of Alteon's stock terminated

December 31, 1998. Pursuant to a letter agreement dated February 11, 1999, between Alteon and Genentech, the development collaboration and license agreement terminated effective June 30, 1999.

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

         Alteon and Yamanouchi also entered into a research and development collaboration agreement to provide for joint collaboration on further research and development, specifically Alteon's A.G.E.-formation and protein cross-linking technology. Yamanouchi also agreed to fund pre-clinical studies, including most toxicology studies on pimagedine and any other products that the parties jointly agree to develop including a second-generation A.G.E.-Formation Inhibitor and a macrophage stimulator. The collaboration agreement provides that any joint development program is terminable by either party upon 60 days' prior written notice. The agreement terminated in June 1999. Since then the parties have been in discussions regarding the continuation of their collaboration on pimagedine.

         Pursuant to the research and development collaboration agreement, Yamanouchi provided financial support for most of the pre-clinical toxicity studies and completed Phase I clinical trials on pimagedine in Japan. Yamanouchi has not conducted Phase II clinical trials in Japan.

     Roche Diagnostics

         In December 1994, the Company entered into an exclusive licensing arrangement with Roche for Alteon's technology for diagnostic applications. Under this alliance, Alteon will be entitled to receive royalties based on net sales of research and commercial assays developed by Roche and based on Alteon's A.G.E. technology. Roche will receive exclusive worldwide rights to the technology for diagnostic applications outside the Yamanouchi Territory.

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

ACADEMIC RESEARCH AND LICENSE AGREEMENTS

     Washington University, St. Louis

         In June 1995, the Company obtained an exclusive, worldwide, royalty-bearing license from Washington University for patents covering the use of pimagedine as an inhibitor of inducible nitric oxide synthase ("iNOS"). The agreement requires the Company to pay certain licensing fees upon the attainment of development milestones as well as a royalty on net sales or a share of sub-licensing profits on products covered by the patents. The license also covers patents developed through any subsequent research collaboration between the parties which Alteon agrees to fund.

     Cerami Consulting Corporation and Warren Laboratories

         Effective May 17, 1999, the Company terminated its consulting agreement with Cerami Consulting Corporation and its research agreement with Kenneth S. Warren Laboratories, Inc. The company retained the rights to results and inventions resulting from these agreements.

     The Rockefeller University

         Pursuant to an agreement with Rockefeller University, Alteon has exclusive, worldwide and perpetual rights to the technology and inventions relating to A.G.E.s and other protein cross-linking, including those relating to the complications of diabetes and aging. See "--Patents, Trade Secrets and Licenses."

     The Picower Institute for Medical Research

         Pursuant to an agreement with The Picower Institute, a not-for-profit biomedical science institution, the Company has received an exclusive worldwide, royalty-bearing license for certain commercial health care applications of A.G.E.-related inventions. See "--Patents, Trade Secrets and Licenses."

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

         For certain of its products Alteon has licensed exclusive marketing rights, formed joint marketing arrangements or granted distribution rights within specified territories with its corporate partners, Yamanouchi, Roche, Gamida, and IDEXX. See "--Corporate Strategic Alliances."

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

         Pimagedine is not a novel compound and is not protected by a composition-of-matter patent. In 1992, a United States patent on the use of pimagedine was issued to Rockefeller University and subsequently exclusively licensed to Alteon with claims relating to the inhibition of A.G.E. formation. The patent claims the new use of a known agent for the treatment of the complications of diabetes and aging. In 1994, corresponding patents were granted in France, Germany, Italy, the United Kingdom and other European countries. A corresponding patent was issued in Japan in 1995. The Company continues to pursue and patent chemical analogs of known A.G.E.-Formation Inhibitors, as well as novel compounds having potential inhibitory properties.

         Alteon has obtained several patents covering certain novel compounds in the A.G.E. Crosslink Breaker category. These patents and additional patent applications contain compound, composition and method of treatment claims for several chemical classes of Crosslink Breaker compounds. The novel compounds have the ability to break what were previously believed to be permanent, A.G.E.-mediated bonds between proteins. The use of these compounds offers the possibility of the first therapeutic approach to the removal of A.G.E. cross-links.

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

         In 1987, the Company acquired an exclusive, royalty-free, worldwide license (including the right to sub-license to others) to issued patents, patent applications and trade secrets from Rockefeller University relating to the A.G.E.-formation and cross-linking technology currently under development at Alteon. The inventors of the patented technology include Drs. Michael A. Brownlee, Anthony Cerami, Helen Vlassara and Peter C. Ulrich. Additional patent applications have since been filed on discoveries made in support of the technology from research conducted at Rockefeller University, The Picower Institute and the Company's laboratories.

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

         As of December 31, 1999, the Company's patent estate of owned and/or licensed patent rights consisted of 100 issued patents or allowed United States patent applications, none of which expire prior to 2005, and 23 pending patent applications in the United States, the majority of which are A.G.E.-related. Included in Alteon's patent estate are two issued United States patents on the use of pimagedine for inhibition of iNOS, licensed from Washington

University. Alteon also owns or has exclusive rights to over 25 issued or granted non-United States patents and has over 70 patent applications pending in Europe, Japan, Australia and Canada.

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

GOVERNMENT REGULATION

         The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, marketing, export, storage, record keeping, advertising and promotion of the Company's products.

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

COMPETITION

         A number of companies are pursuing the research and development of pharmaceutical agents to treat cardiovascular and renal disease and other disorders of diabetes and aging. The Company is not aware of any other pharmaceutical company developing an A.G.E.-Formation Inhibitors that has reached the clinical development stage of demonstrating efficacy with a relevant physiological endpoint. The Company has no knowledge of any company pursuing a product to break cross-linked A.G.E. proteins. Conversely, Alteon is aware of many companies which are pursuing research and development of compounds for the lowering of glucose levels, for cardiovascular and renal diseases, and the selective inhibition if iNOS.

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

         Competitive drugs based on other therapeutic mechanisms may be efficacious in treating diabetic complications. The development by others of non-A.G.E.-related treatment modalities for these diabetic and/or other age-related complications could render pimagedine and other Alteon products in the diabetic field non-competitive or obsolete. Therapeutic approaches being pursued include curing diabetes via gene therapy or islet cell transplantation, as well as pharmaceutical intervention with agents such as the aldose reductase inhibitors.

         Results of the DCCT showed that tight glucose control reduced the incidence of diabetic complications. Numerous companies are pursuing other methods to manage glucose control and to reduce the incidence of diabetic complications. In addition, several companies have initiated research with drugs that inhibit vascularization as a potential treatment of diabetic retinopathy. In the event one or more of these initiatives are successful, the market for some of the Company's products may be reduced or eliminated.

         The treatment of diabetic complications with use of existing agents such as lipid lowering agents or A.C.E. inhibitors also appears beneficial. The A.C.E. inhibitor, captopril, has been approved by the FDA for patients with diabetic nephropathy. Alteon's clinical trials were designed assuming patients' baseline therapy would include A.C.E. inhibitor treatment. The patent covering captopril expired in March 1996. Other pharmaceutical companies have chosen to market and sell this drug, which has led to a significant decrease in its price. Sales of captopril may reduce or eliminate the market for any product developed by the Company for this indication.

         In addition, a broad range of cardiovascular drugs is under development, which could reduce or eliminate the market for any cardiovascular product developed by the Company.

         The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain protection or otherwise develop proprietary products or processes and secure sufficient capital resources.

MEDICAL AND CLINICAL ADVISORS

         The Company's Medical and Clinical Advisors consist of individuals with recognized expertise in the medial and pharmaceutical science and related fields who advise the Company about present and long-term scientific planning, research and development. These advisors consult and meet with Company management informally on a frequent basis. All advisors are employed by employers other than the Company and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to the Company. These companies may also be competitors of Alteon. The advisors have agreed, however, not to provide any services to any other entities that might conflict with the activities that they provide. Each member also has executed a confidentiality agreement for the benefit of the Company.

         The following persons are Medical and Clinical Advisors:

         Michael A. Brownlee, M.D., Anita and Jack Saltz Professor of Diabetes Research, Departments of Medicine and Pathology, Albert Einstein College of Medicine.

         Jay N. Cohn, M.D., Professor of Medicine, University of Minnesota Medical School; immediate Past-President of the International Society of Hypertension.

         Richard J. Glassock, M.D., MACP, Professor Emeritus, UCLA School of Medicine; Past-President, National Kidney Foundation; Past-President, American Society of Nephrology.

         Jan Lessem, M.D., Ph.D., FACC, Chief Medical Officer and Vice President, Clinical Research and Development, OraPharma, Inc.; former Vice President and Corporate Officer, Drug Strategy and Medical Director, Takeda America, Inc.; Director of Clinical Investigations, SmithKline Beecham Pharmaceuticals.

         Seth A. Rudnick, M.D., Venture Partner, Caanan Partners; former Chairman, President and CEO, CytoTherapeutics, Inc..

         Mark E. Williams, M.D., Director of Dialysis, Joslin Diabetes Center; Chairman, National Scientific Council on Diabetic Kidney Disease, National Kidney Foundation.

EMPLOYEES

         As of March 15, 2000, Alteon employed 20 persons (6 of whom held a Ph.D., M.D. or other advanced degree), of whom 7 were engaged in research and development and 13 were engaged in administration and management. Alteon believes that it has been successful in attracting skilled and experienced personnel. None of the Company's employees are covered by collective bargaining agreements and all employees are covered by confidentiality agreements. The Company believes that its relationship with its employees is good.

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

         Alteon may not be able to obtain sufficient additional funding to meet its needs or to allow it to continue the research, product development, pre-clinical testing and clinical trials of its product candidates.

         Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations into 2001. Alteon will require substantial new funding in order to continue the research, product development, pre-clinical testing and clinical trials of its product candidates, including ALT-711 and pimagedine. The Company will also require additional funding for operating expenses, the pursuit of regulatory approvals for its product candidates and the establishment of marketing and sales capabilities. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the size and complexity of these programs, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing arrangements, commercialization activities, and the cost of product in-licensing and strategic acquisitions, if any. There can be no assurance that the Company's cash reserves and other liquid assets, including funding that may be received from the Company's corporate partners and equity sales and interest income earned thereon, will be adequate to satisfy its capital and operating requirements.

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

     Alteon may not successfully develop or derive revenues from any products.

         All of the Company's product candidates are in the research or development stage, and all revenues to date have been generated from collaborative research agreements and financing activities, or interest income earned on these funds. No revenues have been generated from product sales. There can be no assurance that product revenues can be realized on a timely basis, if at all.

         Alteon has not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective for use in each target indication. The results from pre-clinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that any clinical trials undertaken by the Company will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products.

         There can be no assurance that Alteon will succeed in the development and marketing of any therapeutic or diagnostic product. To achieve profitable operations, the Company must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and pre-clinical and clinical testing prior to potential regulatory approval and commercialization.

         The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during pre-clinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. There can be no assurance that the Company will undertake additional clinical trials or that the Company's product development efforts will be successfully completed, that required regulatory approvals can be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance. Commercial availability of any Alteon products, including ALT-711 and pimagedine, is not expected for a number of years, if at all.

     Alteon may never generate profits.

         At December 31, 1999, the Company had an accumulated deficit of $121,496,049. The Company anticipates that it will incur substantial, potentially greater losses in the future. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit. Alteon expects to incur substantial additional operating expenses over the next several years as its research, development and clinical trial activities increase. Alteon does not expect to generate revenues from the sale of products, if any, for a number of years. The Company's ability to achieve profitability depends in part on its ability to enter into agreements for product development, obtain regulatory approval for its products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. There can be no assurance that Alteon will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates or that the Company will ever achieve product revenues or profitability.

     The Company may not be able to form and maintain collaborative relationships which its business strategy requires.

         The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with research collaborators, corporate partners and others and upon the subsequent success of these third parties in performing their obligations.

         Alteon has established collaborative arrangements with Yamanouchi, Roche, IDEXX and Gamida with respect to the development of drug therapies and diagnostics utilizing the Company's scientific platforms. Alteon is seeking to establish new collaborative relationships to provide the funding necessary for continuation of its product development but there can be no assurance that such effort will be successful. The Company will, in some cases, be dependent upon these outside partners to conduct pre-clinical testing and clinical trials and to provide adequate funding for the Company's development programs. Under certain of these arrangements, the Company's corporate partners may have all or a significant portion of the development and regulatory approval responsibilities. Failure of the corporate partners to develop marketable products or to gain the appropriate regulatory approvals on a timely basis, if at all, would have a material adverse effect on the Company's business, financial condition and results of operations.

         In most cases, the Company cannot control the amount and timing of resources that its corporate partners devote to the Company's programs or potential products. If any of the Company's corporate partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the pre-clinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. The termination of collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third-parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time-consuming and expensive and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company may not be able to protect the proprietary rights that are critical to its success.

         The Company's success will depend on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third parties from infringing upon its proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and abroad.

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

         ALT-711 is a novel compound protected by a composition-of-matter patent, and the Company has several patent applications pending to protect proprietary technology and potential products. There can be no assurance, however, that these patents will provide any significant protection of the Company's technology or products, or that the Company will enjoy any patent protection beyond the expiration dates of its currently issued patents.

         There can be no assurance that competitors will not develop competitive products to pimagedine and/or ALT-711 outside the protection that may be afforded by the claims of the Company's patents. The Company is aware that other parties have been issued patents and have filed patent applications in the United States and foreign countries with respect to other agents which impact A.G.E. or A.G.E. cross-link formation.

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

     The Company cannot be certain that regulatory approvals will be obtained for its products.

         Alteon's research, pre-clinical testing and clinical trials of its product candidates are, and the manufacturing and marketing of its products will be, subject to extensive and rigorous regulation by numerous governmental authorities in the United States and in other countries where the Company intends to test and market its product candidates.

         Prior to marketing, any product developed by the Company must undergo an extensive regulatory approval process. This regulatory process, which includes pre-clinical testing and clinical trials, and may include post-marketing surveillance, of each compound to establish its safety and efficacy, can take many years and can require the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted NDA. Similar delays may also be encountered in foreign countries. There can be no assurance that regulatory approval will be obtained for any drugs developed by the Company. Moreover, regulatory approval may entail limitations on the indicated uses of the drug. Further, even if regulatory approval is obtained, a marketed drug and its manufacturer are subject to continuing review and discovery of previously unknown problems with a product or manufacturer which may have adverse effects on the

Company's business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including pre-clinical testing and clinical trials, the approval process or post-approval, may result in various adverse consequences including the FDA's delay in approving, or its refusal to approve, a product withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. None of the Company's products have been approved for commercialization in the United States or elsewhere. No assurance can be given that the Company will be able to obtain FDA approval for any products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or marketing partners from marketing the Company's products or limit the commercial use of such products and will have a material adverse effect on the Company's business, financial condition and results of operations.

         There is intense competition for cures and therapies for diabetes, cardiovascular diseases and the other conditions for which the Company seeks to develop products.

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

         Certain technologies under development by other pharmaceutical companies could result in a cure for diabetes or the reduction of the incidence of diabetes and its complications. For example, a number of companies are investigating islet cell transplantation as a possible cure for Type I diabetes. Results of a study conducted by the National Institutes of Health, known as the DCCT, published in 1993, showed that tight glucose control reduced the incidence of diabetic complications. Numerous companies are pursuing methods to control glucose levels. In addition, several large companies have initiated or expanded research, development and licensing efforts to build a diabetic pharmaceutical franchise focusing on diabetic nephropathy, neuropathy, retinopathy and related conditions. An example of this is research seeking anti-angiogenesis drugs for the potential treatment of diabetic retinopathy. Furthermore, the Company is aware of several pharmaceutical companies that are developing and marketing thiazolidinedione derivatives ("glitazones") for the treatment of Type II diabetes. It is possible that one or more of these initiatives may reduce or eliminate the market for some of the Company's products.

         In addition, a broad range of cardiovascular drugs is under development by many pharmaceutical and biotechnology companies. It is possible that one or more of these initiatives may reduce or eliminate the market for some of the Company's products.

      Efforts to reduce healthcare costs may affect our operations.

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

     Alteon has no experience in marketing or sales and may have to rely on others to market and sell any products the Company may development.

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

     Alteon has no experience in manufacturing products and may have to rely on others to manufacture any products the Company may develop.

         The Company has no experience in manufacturing products for commercial purposes and does not have manufacturing facilities. Consequently, the Company is dependent on contract manufacturers for the production of products for development and commercial purposes. The manufacture of the Company's products for clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA. The Company has contracted or will be contracting with third parties for the manufacture and distribution of ALT-711 and pimagedine. However, in the event that the Company is unable to obtain or retain third-party manufacturing for its products, it will not be able to proceed with clinical trials or commercialize such products as planned. There can be no assurance that the Company will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. The Company's current dependence upon others for the manufacture of its products may adversely affect its profit margin, if any, on the sale of future products and the Company's ability to develop and deliver such products on a timely and competitive basis.

     Use of any products the Company develops may result in liability claims.

         The use of any of the Company's potential products in clinical trials and the sale of any approved products, including the testing and commercialization of pimagedine or ALT-711, may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made directly by consumers, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. However no assurance can be given that the Company will be able to maintain insurance or, if maintained, that insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial conditions and results of operations. There can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

     Alteon may be unable to attract and retain the key personnel on whom its success depends.

         The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on consultants to assist the Company in formulating its research and development strategy. All of Alteon's consultants are employed outside the Company and may have commitments to or consulting or advisory contracts with other entities that may limit their availability to the Company.

     Alteon's operations involve a risk of injury or damage from hazardous materials.

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

ITEM 2.     PROPERTIES.

            The Company leases a 37,000 square foot building in Ramsey, New Jersey, which contains its executive and administrative offices and research laboratory space. The lease, which commenced on November 1, 1993, has a 10-year term. In addition, the lease has two five-year renewal options.

ITEM 3.     LEGAL PROCEEDINGS.

            The Company is not a party to any material litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

            The Company's Common Stock - was traded on the Nasdaq Market until December 10, 1999, under the symbol "ALTN." Since December 13, 1999, the Company's Common Stock has been traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol ALTN. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq Market or the OTCBB, as applicable:

                                                High             Low
                                                ----             ---
                  1998
                  ----
                  First Quarter               $13.125           $4.563
                  Second Quarter                5.500            3.250
                  Third Quarter                 5.000            2.188
                  Fourth Quarter                5.500            0.531

                                                High             Low
                                                ----             ---
                  1999
                  ----
                  First Quarter                $1.6875          $0.6875
                  Second Quarter                1.0625           0.6250
                  Third Quarter                 1.4375           0.5625
                  Fourth Quarter                1.3438           0.5000

            As of March 17, 2000, there were 340 holders of the Common Stock, with beneficial stockholders in excess of 400. On March 17, 2000, the last sale price reported on the OTCBB for the Common Stock was $4.50 per share.

         Effective with the close of business on December 10, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market because it did not satisfy the $1.00 per share minimum bid price required for listing on the Nasdaq Stock Market. Effective December 13, 1999, the Common Stock has been traded on the OTCBB. The delisting from the Nasdaq Stock Market could have a material adverse effect on the Company's ability to raise capital on favorable terms or at all.

            The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends in the foreseeable future. Any earnings that the Company may realize will be returned to finance the growth of the Company.

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

ITEM 6.     SELECTED FINANCIAL DATA.

            The selected financial data set forth below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the five years ended December 31, 1999, has been derived from the audited financial statements of the Company.

                                                                       YEARS ENDED DECEMBER 31,

                                                   1995          1996           1997           1998          1999
                                                   ----          ----           ----           ----          ----
                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Investment income ...................      $  1,888       $  2,295       $  1,510       $  1,321       $    835
     Other income ........................            --             --             --             --            600
                                                --------       --------       --------       --------       --------
       Total revenues ....................         1,888          2,295          1,510          1,321          1,435
  Expenses:
  Research and development ...............        10,004         17,494         23,264         24,592         10,598
     Elimination of previously accrued
       loss contingency ..................            --             --             --         (1,771)            --
     General and administrative ..........         3,699          3,517          3,633          4,842          4,357
     Interest ............................            68             47             25              4             --
                                                --------       --------       --------       --------       --------
       Total expenses ....................        13,771         21,058         26,922         27,667         14,955
                                                --------       --------       --------       --------       --------
  Net loss before benefit for income taxes       (11,883)       (18,763)       (25,412)       (26,346)       (13,520)
  Income tax benefit .....................            --             --             --             --          2,588
                                                --------       --------       --------       --------       --------
  Net loss ...............................       (11,883)       (18,763)       (25,412)       (26,346)       (10,932)
  Preferred stock dividends
     and discount amortization ...........            --             --          1,091          2,207          2,707
                                                --------       --------       --------       --------       --------
  Net loss applicable to common
     stockholders ........................      $(11,883)      $(18,763)      $(26,503)      $(28,553)      $(13,639)
                                                ========       ========       ========       ========       ========
  Basic loss per share to common
     stockholders ........................      $  (0.90)      $  (1.20)      $  (1.60)      $  (1.57)      $  (0.72)
                                                ========       ========       ========       ========       ========
  Diluted loss per share to common
     stockholders ........................      $  (0.90)      $  (1.20)      $  (1.60)      $  (1.57)      $  (0.72)
                                                ========       ========       ========       ========       ========
  Weighted average common shares used
     in computing basic and diluted loss
     per share ...........................        13,170         15,640         16,566         18,211         19,055
                                                ========       ========       ========       ========       ========

                                                                             DECEMBER 31,

                                              1995            1996            1997            1998            1999
                                              ----            ----            ----            ----            ----
                                                                            (in thousands)
  BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments .........      $  45,197       $  34,500       $  28,974       $  24,132       $  12,370
  Working capital ...................         44,433          26,542          22,390          20,093          10,425
  Total assets ......................         52,216          40,139          33,508          27,652          15,021
  Long-term capital lease obligations            467             162              --              --              --
  Accumulated deficit ...............        (34,037)        (52,800)        (79,303)       (107,857)       (121,496)
  Stockholders' equity ..............         49,716          31,371          26,455          23,338          12,827

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

            Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. Alteon has incurred an accumulated deficit of $121,496,049 as of December 31, 1999, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

            Alteon has financed its operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, and private placements of common and preferred equity securities, revenue from present and former collaborative relationships, reimbursement of certain of Alteon's research and development expenses by its collaborative partners, investment income earned on cash balances and short-term investments and the sale of its New Jersey State Net Operating Losses ("NOLs") carryforwards.

           In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-Formation Inhibitors. Pursuant to the stock purchase agreement Genentech purchased Common Stock, Series G Preferred Stock and Series H Preferred Stock for an aggregate purchase price of $37,544,000. Genentech's obligations to purchase shares of Alteon's stock terminated December 31, 1998. Pursuant to a letter agreement dated February 11, 1999, between Alteon and Genentech, the development collaboration and license agreement terminated effective June 30, 1999.

            Although the Company anticipates increased expenditures in research and development expenses as it develops products and conducts its clinical trials, a portion of such development expenses are expected to be reimbursed by Alteon's collaborative partners. Yamanouchi funded pre-clinical studies, including most toxicology studies, on pimagedine. Gamida conducted, at its own expense, a Phase II clinical trial in Israel to evaluate pimagedine in patients with diabetes and elevated serum cholesterol levels, which was completed in April 1997. Yamanouchi and Gamida do not fund Alteon's research or early product development expenses.

            In August 1999, Alteon and Taisho Pharmaceutical Co., Ltd. ("Taisho") entered into an agreement under which Taisho was granted an exclusive option through December 31, 1999, to acquire a license to Alteon's lead A.G.E. Crosslink Breaker, ALT-711, for Japan, South Korea, Taiwan and China for a non-refundable option fee of $600,000. This amount is reflected in "Other income" in the statement of operations. The option expired on December 31, 1999.

           In December 1999, Alteon sold $27.7 million of its gross state net operating loss carryforwards and $645,000 of its state research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allowed qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The total tax value sold was $3,137,000 and the total proceeds received by the Company were $2,588,000, which was recorded as a tax benefit in the statement of operations.

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

RESULTS OF OPERATIONS

     Years Ended December 1999, 1998, 1997

            Revenues

            Total revenues for 1999, 1998 and 1997 were $1,435,000, $1,321,000 and $1,510,000, respectively. Revenues in 1999, 1998 and 1997 were derived from interest earned on cash and cash equivalents and short-term investments and other income. The increase in revenues in 1999 over 1998 was attributed to other income from the option agreement with a potential corporate partner, offset by the decrease in investment income due to a decrease in cash and cash equivalents and short-term investment balances during most of 1999.

           Operating Expenses

            The Company's total expenses decreased to $14,955,000 in 1999, from $27,667,000 in 1998 and $26,922,000 in 1997 and consisted primarily of research and development expenses Research and development expenses, net of reimbursements from its collaborative partners, were $10,598,000 in 1999, $24,592,000 in 1998, and $23,264,000 in 1997. Research and development expenses decreased in 1999 from 1998 by $13,994,000, or 56.9%. This decrease was primarily due to decreased expenses related to the closure of the ACTION I and ESRD trials. Research and development expenses increased in 1998 from 1997 by $1,328,000, or 5.7%, due to the increased expenses related to the A.G.E. Crosslink Breaker program including Phase I clinical trial costs and the expansion of the ESRD trial offset by a decrease in the ACTION trial costs due to the termination of the ACTION II trial.

            General and administrative expenses were $4,357,000 in 1999 as compared to $4,842,000 in 1998 and $3,633,000 in 1997. The decrease in 1999 over 1998 was due to decreased personnel related and investor relations costs and patent fees offset by increased consulting expenditures.

            Interest expense was $0 in 1999, $4,000 in 1998 and $25,000 in 1997.
The decrease in interest expense was primarily due to the Company's exercise of its purchase option in June 1998 on its capital lease arrangement, which commenced in June 1994 for leasehold improvements on the Company's headquarters and research facility.

            Net Loss

            At December 31, 1999, the Company had available Federal net operating tax loss carryforwards ("NOLs"), which expire in various amounts from the years 2006 through 2014, of approximately $111.8 million for income tax purposes and State net operating loss carryforwards, which expire in the years 2000 through 2007, of approximately $81 million. In addition, the Company had Federal research and development credit carryforwards of approximately $4.5 million and State research and development tax credit carryforwards of approximately $2.5 million. The Company had net losses of $10,932,000 in 1999, $26,346,000 in 1998 and $25,412,000 in 1997.

            The Company does not believe that inflation has had a material impact on the results of its operations.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash and cash equivalents and short-term investments at December 31, 1999, of $12,370,000 compared to $24,132,000 at December 31, 1998.
This is a decrease in cash and cash equivalents and short-term investments for the twelve months ended December 31, 1999, of $11,762,000. This consisted of $11,770,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses. Also included in the cash used in operations was $2,588,000 from the sale of the Company's NOLs and $600,000 of other income from the option agreement with Taisho. Capital expenditures consisted of $158,000. This was offset by $166,000 of financing activities primarily related to the sale of Common Stock. As of December 31, 1999, Alteon had invested $7,520,000 in capital equipment and leasehold improvements.

            In December 1999, Alteon sold $2,588,210 of its NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allowed qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

          In August 1999, Alteon and Taisho entered into an agreement under which Taisho was granted an exclusive option through December 31, 1999, to acquire a license to Alteon's lead A.G.E. Crosslink Breaker, ALT-711, for Japan, South Korea, Taiwan and China for a non-refundable option fee of $600,000. This amount is reflected in "Other income" in the Statement of Operations. The option expired on December 31, 1999.

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

          Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations into 2001.

          In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-Formation Inhibitors. Pursuant to the stock purchase agreement Genentech purchased Common Stock, Series G Preferred Stock and Series H Preferred Stock for an aggregate purchase price of $37,544,000. Genentech's obligations to purchase shares of Alteon's stock terminated December 31, 1998. Pursuant to a letter agreement dated February 11, 1999, between Alteon and Genentech, the development collaboration and license agreement terminated effective June 30, 1999.

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

          The Company's current priorities are the development of ALT-711, its lead A.G.E. Crosslink Breaker candidate, and the continued development of pimagedine. The Company is focusing its resources on the development of ALT-711, and is actively seeking one or more corporate partners to help fund further development. After consultation with the FDA, the Company also has decided to continue the development of pimagedine and is actively seeking one or more corporate partners to provide necessary funding. The Company believes that additional development of these compounds and other product candidates will require the Company to find sources of funding.

          Effective with the close of business on December 10, 1999, the Company's Common Stock was delisted from the Nasdaq Stock Market because it did not satisfy the $1.00 per share minimum bid price required for listing on the Nasdaq Stock Market. Effective December 13, 1999, the Common Stock has been traded on the OTCBB. The delisting from the Nasdaq Stock Market could have a material adverse effect on the Company's ability to raise capital on favorable terms.

            The Company initiated a program to assess the risks of year 2000 compliance, remediate all non-compliant systems and to assess the readiness of key third parties. The critical aspects of the year 2000 readiness program were completed in the third quarter of 1999. The Company has not experienced any significant business disruptions related to the transition to the year 2000. Total costs to address the year 2000 issue were not material to the Company's financial position, results of operations or cash flows.

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

                                                2000         2001       2002      2003      2004    Thereafter
                                                ----         ----       ----      ----      ----    ----------
         Assets
         -------
         Cash equivalents:
           Fixed rate                        $5,335,529         ---       ---       ---       ---          ---
           Average interest rate                   5.02%        ---       ---       ---       ---          ---

         Short-term investments:
           Fixed rate                        $7,034,258         ---       ---       ---       ---          ---
           Average interest rate                   5.82%        ---       ---       ---       ---          ---

         Total investment securities:        $12,369,787        ---       ---       ---       ---          ---
           Average interest rate                   5.42%        ---       ---       ---       ---          ---

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

           For information concerning this item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 12, 2000, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

           For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 12, 2000, which information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 12, 2000, which information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 12, 2000, which information is incorporated herein by reference.

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

           (b) Reports on Form 8-K.

            On January 7, 2000, the Company filed a current report on Form 8-K, dated January 5, 2000, regarding the Company's sale of net operating loss carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program.

            On January 7, 2000 the Company filed a current report on Form 8-K, dated December 13, 1999, announcing that it has been notified that the its common stock had been delisted from trading on the Nasdaq SmallCap Market.

            On November 23, 1999, the Company filed a current report on Form 8-K, dated November 23, 1999, announcing that it had been approved to sell net operating loss carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program.

           On November 16, 1999, the Company filed a current report on Form 8-K, dated November 11, 1999, announcing the financial results for the third quarter ended September 30, 1999.

           On November 16, 1999, the Company filed a current report on Form 8-K, dated November 8, 1999, announcing that the first data on the Phase III ACTION I trial of pimagedine in Type 1 diabetic patients with overt nephropathy has been published and presented at the American Society of Nephrology ("ASN") 32nd Annual Meeting and Scientific Exposition in Miami Beach, Florida.

           October 15, 1999, the Company filed a current report on Form 8-K, dated September 27, 1999, announcing that it ha been notified by the Nasdaq Listing Qualifications Panel that the Company had been granted a temporary exception from the $1.00 per share minimum bid requirement and will continue to be listed with Nasdaq on the Nasdaq SmallCap Market.

           (c) Exhibits.

           The exhibits required to be filed are listed on the Index to Exhibits attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2000.

                                   ALTEON INC.

                                   By:/s/ Kenneth I. Moch
                                   ----------------------
                                          Kenneth I. Moch
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                      Title                                    Date
     ---------                                      -----                                    ----

/s/ Mark Novitch                     Chairman of the Board                                March 29, 2000
----------------                                                                          --------------
Mark Novitch


/s/ Kenneth I. Moch                  President and Chief Executive Officer                March 29, 2000
-------------------                  (principal executive officer)                       --------------
Kenneth I. Moch


/s/ Elizabeth O'Dell                 Vice President, Finance and Administration,          March 29, 2000
--------------------                 Secretary and Treasurer (principal finance and       --------------
Elizabeth O'Dell                     accounting officer)



/s/ Edwin Bransome, Jr. M.D.         Director                                             March 29, 2000
----------------------------                                                              --------------
Edwin Bransome, Jr. M.D.


/s/ Marilyn G. Breslow               Director                                             March 29, 2000
----------------------                                                                    --------------
Marilyn G. Breslow


/s/ Alan J. Dalby                    Director                                             March 29, 2000
-----------------                                                                         --------------
Alan J. Dalby


/s/ David McCurdy                    Director                                             March 29, 2000
-----------------                                                                         --------------
David McCurdy


/s/ George M. Naimark, Ph.D.         Director                                             March 29, 2000
----------------------------                                                              --------------
George M. Naimark, Ph.D.

EXHIBIT INDEX

Exhibit
  No.    Description of Exhibit
  ---    ----------------------

3.1 Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q filed on November 10, 1999).

3.2 Certificate of the Voting Powers, Designations, Preference and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series F Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 4, 1995).

3.3      Certificate of Retirement of Alteon Inc. (Incorporated by reference to
         Exhibit 3.1 to the Company's Report on Form 10-Q filed on November 10,
         1999).

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

3.8 By-laws, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 22, 1996).

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

10.2+    Amended 1995 Stock Option Plan. (Incorporated by reference to Exhibit
         10.2 to the Company's Report on Form 10-Q filed May 12, 1999).

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

10.10 Lease Agreement dated January 11, 1993 between Ramsey Associates and the Company. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1992).

10.11* License Agreement dated as of December 30, 1994 between the Company and Corange International Limited. (Incorporated by reference to Exhibit
         10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.12+ Employment Agreement dated as of March 27, 1995 between the Company and Kenneth Cartwright. (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1995).

10.13* Research Collaboration and License Agreement dated as of June 2, 1995 between Washington University and the Company. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 1995).

10.14 Distribution Agreement dated September 25, 1995 between the Company and Eryphile BV. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 24, 1995).

10.15+ Employment Agreement dated as of October 21, 1995 between the Company and Elizabeth O'Dell. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.16+ Alteon Inc. Change in Control Severance Benefits Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 1996).

10.17+ Letter Agreement dated January 29, 1997 between the Company and Kenneth Cartwright amending Employment Agreement dated March 27, 1995. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.18+ Letter Agreement dated January 29, 1997 between the Company and Elizabeth A. O'Dell amending Employment Agreement dated October 21, 1995. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.19+ Letter Agreement dated March 27, 1997 between the Company and Kenneth Cartwright amending Employment Agreement dated March 27, 1995, as amended. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.20 Preferred Stock Investment Agreement dated as of April 24, 1997 between Alteon Inc. and the investors named on the signature page thereof. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 1997).

10.21* License and Supply Agreement dated June 17, 1997 between IDEXX Laboratories, Inc. and Alteon Inc. (Incorporated by reference to
         Exhibit 10.1 to the Company's Report on Form 10-Q filed on August 13,
         1997).

10.22+ Letter Agreement dated October 21, 1997 between the Company and Elizabeth A. O'Dell amending Employment Agreement dated October 21, 1995, as amended. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed on November 12, 1997).

10.23 Stock Purchase Agreement dated as of December 1, 1997 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 1997).

10.24* Development Collaboration and License Agreement dated as of December 1, 1997 between Alteon Inc. and Genentech, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 10, 1997).

10.25* Letter Agreement dated as of April 1, 1998 between Alteon Inc. and Cerami Consulting Corporation. (Incorporated by reference to Exhibit
         10.1 to the Company's Report on Form 10-Q filed on August 14, 1998).

10.26* Letter Agreement dated as of April 1, 1998 between Alteon Inc. and Kenneth S. Warren Laboratories, Inc. (Incorporated by reference to
         Exhibit 10.2 to the Company's Report on Form 10-Q filed on August 14,
         1998).

10.27 Amendment to Stock Purchase Agreement and Development Collaboration and License Agreement dated as of April 29, 1998 between the Company and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 1998).

10.28+ Amended and Restated Employment Agreement dated as of December 15, 1998 between the Company and Kenneth I. Moch.

10.29 Letter Agreement dated February 11, 1999 between the Company and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 1999).

10.30+   Employment Agreement dated as of June 2, 1999 between the Company and
         F. Kenneth Andrews (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q filed on November 10, 1999).

23.1     Consent of Independent Public Accountants.
27       Financial Data Schedule.

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

Form 10-K - Item 14(a) (1)

Alteon Inc.

List of Financial Statements

                                                                                                       Page
                                                                                                       ----
The following financial statements of Alteon Inc. are included in Item 8:

Report of independent public accountants - Arthur Andersen LLP ..............................             F-2

Financial statements:........................................................................             F-3

         Balance sheets as of December 31, 1998 and 1999.....................................             F-3

         Statements of operations for the years ended December 31, 1997, 1998 and 1999.......             F-4

         Statements of stockholders' equity for the years ended December 31, 1997, 1998
         and 1999 ...........................................................................             F-5

         Statements of cash flows for the years ended December 31, 1997, 1998 and 1999.......             F-6

         Notes to financial statements ......................................................     F-7 -- F-14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Alteon Inc.:

We have audited the accompanying balance sheets of Alteon Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                   Arthur Andersen LLP

Roseland, New Jersey
March 2, 2000

                                   ALTEON INC.

                                 BALANCE SHEETS


                                                                                              DECEMBER 31,
                                                                                   -----------------------------------

                                                                                       1998                   1999
                                                                                   -------------         -------------
                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ...............................................        $  10,839,586         $   5,335,529
  Short-term investments ..................................................           13,292,666             7,034,258
  Other current assets ....................................................              274,145               248,983
                                                                                   -------------         -------------
     Total current assets .................................................           24,406,397            12,618,770

Property and equipment, net ...............................................            2,985,156             2,399,305
Deposits and other assets .................................................              260,080                 2,815
                                                                                   -------------         -------------
   Total assets ...........................................................        $  27,651,633         $  15,020,890
                                                                                   =============         =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable ........................................................        $   1,035,417         $     431,000
  Accrued expenses ........................................................            3,277,858             1,763,202
                                                                                   -------------         -------------
     Total liabilities ....................................................            4,313,275             2,194,202
                                                                                   -------------         -------------



CONTINGENCIES AND COMMITMENTS (NOTES 3 AND 6)

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 1,993,329 shares authorized and
    771 and 839 of Series G, 2,315 and 2,518 of Series H shares issued
    and outstanding as of December 31, 1998 and 1999, respectively ........                   31                    34

  Common stock, $.01 par value; 40,000,000 shares
    authorized and 18,814,740 and 19,189,701 shares issued and
    outstanding as of December 31, 1998 and 1999, respectively ............              188,147               191,897

  Additional paid-in capital ..............................................          131,005,033           134,129,513

  Accumulated deficit .....................................................         (107,856,621)         (121,496,049)

  Accumulated other comprehensive income ..................................                1,768                 1,293
                                                                                   -------------         -------------
     Total stockholders' equity ...........................................           23,338,358            12,826,688
                                                                                   -------------         -------------
Total liabilities and stockholders' equity ................................        $  27,651,633         $  15,020,890
                                                                                   =============         =============


                 See accompanying notes to financial statements

                                   ALTEON INC.

                            STATEMENTS OF OPERATIONS


                                                                            YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------

                                                                1997                 1998                 1999
                                                            ------------         ------------         ------------
Revenues:

  Investment income ................................        $  1,510,673         $  1,320,538         $    834,661
  Other income .....................................                  --                   --              600,000
                                                            ------------         ------------         ------------
                                                               1,510,673            1,320,538            1,434,661
                                                            ------------         ------------         ------------

Expenses:

  Research and development .........................          23,264,385           24,591,769           10,598,008
  Elimination of previously accrued loss contingency                  --           (1,770,975)                  --
  General and administrative .......................           3,632,917            4,842,176            4,356,447
  Interest .........................................              25,061                3,610                   --
                                                            ------------         ------------         ------------
     Total expenses ................................          26,922,363           27,666,580           14,954,455
                                                            ------------         ------------         ------------
Net loss before benefit for income taxes ...........         (25,411,690)         (26,346,042)         (13,519,794)

Income tax benefit .................................                  --                   --            2,588,210
                                                            ------------         ------------         ------------
Net loss ...........................................         (25,411,690)         (26,346,042)         (10,931,584)

Preferred stock dividends and discount amortization            1,091,401            2,207,205            2,707,844
                                                            ------------         ------------         ------------

Net loss applicable to common stockholders .........        $(26,503,091)        $(28,553,247)        $(13,639,428)
                                                            ============         ============         ============
Basic loss per share to common stockholders ........        $      (1.60)        $      (1.57)        $      (0.72)
                                                            ============         ============         ============
Diluted loss per share to common stockholders ......        $      (1.60)        $      (1.57)        $      (0.72)
                                                            ============         ============         ============
Weighted average common shares used in
    computing basic and diluted loss per share .....          16,566,290           18,210,902           19,054,750
                                                            ============         ============         ============


                 See accompanying notes to financial statements

                                   ALTEON INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                         PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                                        -----------------   ---------------------     PAID-IN      ACCUMULATED
                                                        SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL         DEFICIT
                                                        ------    ------     ------      ------   -------------   -------------
Balance, December 31, 1996 .........................        --        --    15,702,825  $ 157,028  $ 84,018,146   $ (52,800,283)

    Net loss .......................................        --        --            --         --            --     (25,411,690)

    Change in unrealized losses ....................        --        --            --         --            --              --

    Comprehensive loss .............................        --        --            --         --            --              --

    Issuance of 6%, cumulative preferred
        stock valued at $1,000 per share,
        net of transaction costs ...................     5,000        50            --         --     4,812,277              --

    Conversion of all 6%, cumulative
        preferred stock to common stock ............    (5,000)      (50)    1,203,099     12,031       (12,014)             --

    Preferred stock discount amortization ..........        --        --            --         --     1,065,161      (1,065,161)

    Issuance of Series G preferred stock
        valued at $10,000 per share to
        Genentech, Inc., net of transaction
        costs ......................................       939         9            --         --     9,266,313              --

    Issuance of Series G preferred stock
        dividends ..................................         3        --            --         --        26,240         (26,240)

    Issuance of common stock to Genentech, Inc .....        --        --       837,314      8,373     5,601,627              --

    Exercise of employee stock options .............        --        --       179,081      1,791       119,165              --

    Deferred compensation expense in connection
        with the issuance of non-qualified stock
        options and options granted to non-employees        --        --            --         --       688,104              --


                                                        ------   -------   -----------  ---------  ------------   -------------
Balance, December 31, 1997 .........................       942         9    17,922,319    179,223   105,585,019     (79,303,374)

    Net loss .......................................        --        --            --         --            --     (26,346,042)

    Change in unrealized losses ....................        --        --            --         --            --              --

    Comprehensive loss .............................        --        --            --         --            --              --

    Issuance of Series H preferred stock valued
        at $10,000 per share to Genentech, Inc.,
        net of transaction costs ...................     2,254        23            --         --    22,543,706              --

    Issuance of Series G and H preferred stock
        dividends ..................................       133         1            --         --     1,327,768      (1,327,768)

    Conversion of Series G preferred stock
        to common stock ............................      (243)       (2)      822,204      8,222        (8,220)             --

    Preferred stock discount amortization ..........        --        --            --         --       879,437        (879,437)

    Exercise of employee stock options .............        --        --        70,217        702       195,451              --

    Deferred compensation expense in connection
        with the issuance of non-qualified stock
        options and options granted to non-employees        --        --            --         --       481,872              --

                                                        ------   -------   -----------  ---------  ------------   -------------
Balance, December 31, 1998 .........................     3,086        31    18,814,740    188,147   131,005,033    (107,856,621)

    Net loss .......................................        --        --            --         --            --     (10,931,584)

    Change in unrealized losses ....................        --        --            --         --            --              --

    Comprehensive loss .............................        --        --            --         --            --              --

    Issuance of Series G and H preferred stock
        dividends ..................................       272         3            --         --     2,707,841      (2,707,844)

    Exercise of employee stock options .............        --        --       374,961      3,750       162,691              --

    Deferred compensation expense in connection
        with the issuance of non-qualified stock
        options and options granted to non-employees        --        --            --         --       253,948              --


                                                        ------   -------    ----------  ---------  ------------   -------------
Balance, December 31, 1999 .........................     3,358   $    34    19,189,701  $ 191,897  $134,129,513   $(121,496,049)
                                                        ======   =======    ==========  =========  ============   =============

                                                           ACCUMULATED
                                                              OTHER          TOTAL
                                                          COMPREHENSIVE   STOCKHOLDERS'
                                                          INCOME/(LOSS)      EQUITY
                                                          -------------   -------------
Balance, December 31, 1996 .........................      $      (3,717)  $  31,371,174

    Net loss .......................................                 --     (25,411,690)

    Change in unrealized losses ....................             (2,224)         (2,224)
                                                                          -------------
    Comprehensive loss .............................                 --     (25,413,914)
                                                                          -------------
    Issuance of 6%, cumulative preferred
        stock valued at $1,000 per share,
        net of transaction costs ...................                 --       4,812,327

    Conversion of all 6%, cumulative
        preferred stock to common stock ............                 --             (33)

    Preferred stock discount amortization ..........                 --              --

    Issuance of Series G preferred stock
        valued at $10,000 per share to
        Genentech, Inc., net of transaction
        costs ......................................                 --       9,266,322

    Issuance of Series G preferred stock
        dividends ..................................                 --              --

    Issuance of common stock to Genentech, Inc .....                 --       5,610,000

    Exercise of employee stock options .............                 --         120,956

    Deferred compensation expense in connection
        with the issuance of non-qualified stock
        options and options granted to non-employees                 --         688,104


                                                          -------------   -------------
Balance, December 31, 1997 .........................             (5,941)     26,454,936

    Net loss .......................................                 --     (26,346,042)

    Change in unrealized losses ....................              7,709           7,709
                                                                          -------------
    Comprehensive loss .............................                 --     (26,338,333)
                                                                          -------------
    Issuance of Series H preferred stock valued
        at $10,000 per share to Genentech, Inc.,
        net of transaction costs ...................                 --      22,543,729

    Issuance of Series G and H preferred stock
        dividends ..................................                 --               1

    Conversion of Series G preferred stock
        to common stock ............................                 --              --

    Preferred stock discount amortization ..........                 --              --

    Exercise of employee stock options .............                 --         196,153

    Deferred compensation expense in connection
        with the issuance of non-qualified stock
        options and options granted to non-employees                 --         481,872

                                                          -------------   -------------
Balance, December 31, 1998 .........................              1,768      23,338,358

    Net loss .......................................                 --     (10,931,584)

    Change in unrealized losses ....................               (475)           (475)
                                                                          -------------
    Comprehensive loss .............................                 --     (10,932,059)
                                                                          -------------
    Issuance of Series G and H preferred stock
        dividends ..................................                 --              --

    Exercise of employee stock options .............                 --         166,441

    Deferred compensation expense in connection
        with the issuance of non-qualified stock
        options and options granted to non-employees                 --         253,948


                                                          -------------   -------------
Balance, December 31, 1999 .........................      $       1,293   $  12,826,688
                                                          =============   =============

                 See accompanying notes to financial statements

                                  ALTEON INC.

                            STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------

                                                                     1997            1998            1999
                                                                -------------   -------------   -------------
Cash Flows from Operating Activities:
  Net loss ...................................................  $ (25,411,690)  $ (26,346,042)  $ (10,931,584)

  Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization ........................        711,839         678,773         743,820
        Amortization of deferred compensation ................        688,104         481,872         253,948
        Changes in operating assets and liabilities:
           Other current assets ..............................        180,489         194,535          25,162
           Other assets ......................................          5,613           1,278         257,265
           Accounts payable and accrued expenses .............     (1,409,900)     (2,577,746)     (2,119,073)
                                                                -------------   -------------   -------------

           Net cash used in operating activities .............    (25,235,545)    (27,567,330)    (11,770,462)
                                                                -------------   -------------   -------------

Cash Flows from Investing Activities:
  Capital expenditures .......................................        (21,187)       (480,566)       (157,969)
  Purchases of marketable securities .........................   (105,272,696)   (115,976,783)    (54,461,475)
  Sales and maturities of marketable securities ..............    112,934,079     111,241,889      60,719,408
  Restricted cash ............................................        103,400         620,400              --
                                                                -------------   -------------   -------------

           Net cash provided by (used in) investing activities      7,743,596      (4,595,060)      6,099,964
                                                                -------------   -------------   -------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock .....................      5,730,956         196,153         166,441
  Proceeds from issuance of preferred stock ..................     14,078,616      22,543,729              --
  Payments under capital lease obligations ...................       (305,317)       (161,581)             --
  Proceeds from sales-leaseback financing ....................        125,516              --              --
                                                                -------------   -------------   -------------

           Net cash provided by financing activities .........     19,629,771      22,578,301         166,441
                                                                -------------   -------------   -------------

Net (decrease)/increase in cash and cash equivalents .........      2,137,822      (9,584,089)     (5,504,057)
Cash and cash equivalents, beginning of period ...............     18,285,853      20,423,675      10,839,586
                                                                -------------   -------------   -------------

Cash and cash equivalents, end of period .....................  $  20,423,675   $  10,839,586   $   5,335,529
                                                                =============   =============   =============

Supplemental disclosures of cash flow information:
           Cash paid for interest ............................  $      25,061   $       3,610   $          --
                                                                =============   =============   =============


                 See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business


         Alteon Inc. (the "Company") is engaged in the discovery and development of new pharmaceutical products for the treatment of cardiovascular and renal disease and other disorders of diabetes and aging. The Company conducts its business in one operating segment. Alteon's proprietary technology focuses on Advanced Glycosylation End-products, or A.G.E.s, formed as a result of circulating blood glucose reacting with proteins. All of the Company's products are in research or development, and no revenues have been generated from product sales. The Company's lead A.G.E. Crosslink Breaker compound, ALT-711, has completed a series of Phase I human clinical trials and is expected to enter Phase II trials in 2000. The Company is seeking a corporate partner to help fund the continued development of its lead A.G.E.-Formation Inhibitor, pimagedine, based on the results of a Phase III trial of pimagedine in Type 1 diabetic patients with overt nephropathy. Alteon is also pursuing the development of a novel series of glucose lowering agent compounds.

         The Company's business is subject to significant risks including, but not limited to, (i) its ability to obtain funding, (ii) its uncertainty of future profitability, (iii) the risks inherent in its research and development efforts, including clinical trials, (iv) uncertainties associated both with obtaining and enforcing its patents and with the patent rights of others, (v) the lengthy, expensive and uncertain process of seeking regulatory approvals,
(vi) uncertainties regarding government reforms and product pricing and reimbursement levels, (vii) technological change and competition, (viii) manufacturing uncertainties, and (ix) dependence on collaborative partners and other third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will prove ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. Alteon will require substantial new funding in order to continue the research, product development, pre-clinical testing and clinical trials of its product candidates. If adequate funding is not available, the Company may be required to curtail significantly one or more of its research or development programs and other Company activities.

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

         Cash and Cash Equivalents and Short-Term Investments

         Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase. Short-term investments are recorded at fair market value. As of December 31, 1999, short-term investments were invested in debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings.
They consist of the following:

                                                           DECEMBER 31,
                                                   -----------------------------
                                                       1998              1999
                                                   -----------       -----------
U.S. Government Agency Funds ...............       $ 8,107,933       $        --
Corporate Obligations ......................         5,184,733         7,034,258
                                                   -----------       -----------
                                                   $13,292,666       $ 7,034,258
                                                   ===========       ===========

         These amounts represent market value of the short-term investments at December 31, 1998 and December 31, 1999. The amortized cost of these short-term investments was $13,291,910 and $7,033,844 at December 31, 1998 and December 31, 1999, respectively.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the useful lives of owned assets, which range from three to five years. Leasehold improvements and equipment under capital leases are amortized using the straight-line method over the shorter of the lease term or the useful life of the assets.

         Research and Development

         Expenditures for research and development are charged to operations as incurred.

         Net Loss Per Share

         Basic loss per share is based on the average numbers of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

         Recently Issued  Accounting Standards

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on our financial statements. At this time, the Company believes that SAB 101 will not have a material impact on our financial position or results of operations.

         In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. In June 1999, the Financial Accounting Standards Board delayed the required adoption of SFAS No. 133, for companies with fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 -- PROPERTY AND EQUIPMENT

                                                            DECEMBER 31,
                                                     --------------------------
                                                         1998           1999
                                                     -----------    -----------
Laboratory equipment .............................   $ 1,324,828    $ 1,261,640
Furniture and equipment ..........................       681,362        682,124
Computer equipment ...............................       598,920        360,713
Leasehold improvements ...........................     5,215,069      5,215,069
                                                     -----------    -----------
                                                       7,820,179      7,519,546
Less:  Accumulated depreciation & amortization ...    (4,835,023)    (5,120,241)
                                                     -----------    -----------
                                                     $ 2,985,156    $ 2,399,305
                                                     ===========    ===========

NOTE 3 -- COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENT

         Genentech, Inc. ("Genentech")

         In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-Formation Inhibitor. Pursuant to the stock purchase agreement Genentech purchased Common Stock, Series G Preferred Stock and Series H Preferred Stock for an aggregate purchase price of $37,544,000. Genentech's obligations to purchase shares of Alteon's stock terminated December 31, 1998. Pursuant to a letter agreement dated February 11, 1999 between Alteon and Genentech, the development collaboration and license agreement terminated effective June 30, 1999.

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

         In December 1994, the Company entered into an exclusive licensing arrangement for Alteon's diagnostic technology with Roche Diagnostic GmbH, formerly Corange International Limited, acting through its subsidiary Boehringer Mannheim Diagnostics ("Roche"). Under the agreement, Roche received exclusive worldwide rights to Alteon's technology for diagnostics application, subject to an option held by Yamanouchi for Japan, South Korea, Taiwan and The People's Republic of China. Yamanouchi is Alteon's exclusive licensee for its A.G.E. technology in the aforementioned countries. Pursuant to the agreement, Alteon received an initial payment in January 1995, and will be entitled to receive ongoing royalties based on net sales of research test kits and commercial assays developed by Roche, which are based on Alteon's A.G.E. technology.

         In June 1995, the Company obtained an exclusive, worldwide, royalty-bearing license from Washington University for patents covering the use of pimagedine as an inhibitor of inducible nitric oxide synthase. The agreement requires the Company to pay certain licensing fees upon the attainment of development milestones as well as a royalty on net sales or a share of sub-licensing profits of products covered by the patents. The license also covers patents developed through any subsequent research collaboration between the parties, which Alteon agrees to fund.

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

         In August 1999, Alteon and Taisho Pharmaceutical Co., Ltd. ("Taisho") entered into an agreement under which Taisho was granted an exclusive option through December 31, 1999 to acquire a license to Alteon's lead A.G.E. Crosslink Breaker, ALT-711, for Japan, South Korea, Taiwan and China for a non-refundable option fee of $600,000. This amount is reflected in other income in the statement of operations. The option expired on December 31, 1999.

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

NOTE 5 -- ACCRUED EXPENSES

                                                             DECEMBER 31,
                                                      --------------------------
                                                         1998            1999
                                                      ----------      ----------
Accrued clinical trial expense .................      $1,958,457      $  923,756
Accrued payroll and related expenses ...........         670,946         402,288
Accrued consultants/contracts ..................          16,767              --
Accrued rent ...................................         265,410         210,498
Accrued professional ...........................         197,161         145,769
Accrued patent .................................          48,215          20,000
Other ..........................................         120,902          60,891
                                                      ----------      ----------
                                                      $3,277,858      $1,763,202
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

         Commitments

         The Company leases its headquarters and research facility and related equipment and furniture under non-cancelable operating leases. As of December 31, 1999, future minimum rentals under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                                       OPERATING
                                                                         LEASES
                                                                      ----------
         2000................................................            578,191
         2001................................................            536,500
         2002................................................            536,500
         2003................................................            447,083
         2004................................................                 --
         Thereafter..........................................                 --
                                                                      ----------
                                                                      $2,098,274
                                                                      ==========

         Rent expense for each of the years in the three-year period ended December 31, 1999, was $573,962, $584,510 and $590,943, respectively.

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

         In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock. (See Note 3.) In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 and $14,544,000 respectively, of Series H Preferred Stock. As of December 31, 1998 and 1999, respectively, approximately $2,207,000 and $2,708,000 of Preferred Stockholder Dividends and amortization of Preferred Stock conversion discount were recorded. Series G Preferred Stock and Series H Preferred Stock Dividends are payable quarterly in shares at a rate of 8.5%. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible at any time into a number of shares of Common Stock determined by dividing $10,000 by the average of the closing sales price of the Common Stock, as reported on the Over-the-Counter Bulletin Board ("OTCBB") for the twenty business days immediately preceding the date of conversion (the "Conversion Price").

         Effective with the close of business on December 10, 1999 the Company's Common Stock was delisted from the Nasdaq Stock Market because it did not satisfy the $1.00 per share minimum bid price required for listing on the Nasdaq Stock Market. Effective December 13, 1999, the Common Stock has been traded on the OTCBB. The delisting from the Nasdaq Stock Market could have a material adverse effect on the Company's ability to raise capital on favorable terms or at all.

         Stock Option Plan

         The Company has established two stock option plans for its employees, officers, directors, consultants and independent contractors. Options to purchase up to 4,192,000 shares of Common Stock may be granted under the first plan and options to purchase up to 4,000,000 million shares of common stock may be granted under the second plan.

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

         The following table summarizes the activity in the Company's stock options:

                                                                           WEIGHTED AVERAGE
                                                         EXERCISE PRICE     EXERCISE PRICE
                                            OPTIONS        PER SHARE           PER SHARE
                                          ----------     --------------    ----------------
Balance, December 31, 1996 ..........      3,160,795                           $   6.44
Granted .............................        852,110     $3.88 - 6.56              5.60
Exercised ...........................       (179,081)     0.30 - 6.56               .68
Canceled ............................       (174,384)     0.89 - 14.13             6.75
                                          ----------                           --------
Balance, December 31, 1997 ..........      3,659,440                           $   6.51
Granted .............................      1,232,950      0.88 - 8.50              1.98
Exercised ...........................        (70,217)     0.30 - 8.63              2.79
Canceled ............................        (22,913)     3.88 - 15.00             8.72
                                          ----------                           --------
Balance, December 31, 1998 ..........      4,799,260                           $   5.39
Granted .............................      1,928,701      0.78 - 1.125             0.99
Exercised ...........................       (374,961)     0.30 - 0.60              0.44
Canceled ............................     (1,277,804)     0.81 - 15.00             3.88
                                          ----------                           --------
Balance, December 31, 1999 ..........      5,075,196                           $   3.40
                                          ==========

         At December 31, 1999, 2,594,760 options were exercisable at a weighted average price of $5.60 per share. The weighted average fair value of the options granted was $2.89, $1.71 and $0.53 during 1997, 1998 and 1999, respectively. The outstanding stock options at December 31, 1999 have a weighted average remaining contractual life of 7.0 years. Included in options at December 31, 1999, are 380,000 options granted to certain executives with option prices ranging from $0.813 per share to $1.063 per share. Such options vest upon the earlier of 5 years after grant or upon achievement of certain Company milestones.

         The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Had compensation costs for these plans been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share applicable to common stockholders for 1997, 1998 and 1999 would have been $28.0 million, $30.5 million and $13.5 million and, $1.74, $1.67 and $0.71, respectively. The 1999 pro forma net loss and loss per share applicable to common stockholders reflects a benefit for the reversal of previously recognized pro forma compensation costs on options forfeited in 1999. Consistent with FASB Statement No. 123, the Company elected not to estimate these forfeitures in the prior period pro forma compensation cost calculation. Because FASB Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Under FASB Statement No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1998 and 1999, respectively: risk free interest rates ranging 5.73% to 6.78%, 4.32% to 5.63% and 4.73% to 6.07%, respectively; expected life of 2.02 years over the vesting periods; and expected volatility of 70%.

         In February 1999, the Board of Directors approved the repricing of 1,063,000 stock options outstanding as of February 2, 1999.

NOTE 8 -- SAVINGS AND RETIREMENT PLAN

         The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code which allows eligible employees to annually contribute a portion of their annual salary to the plan. In 1998, the Company began making discretionary contributions at a rate of 25% of an employee's contribution up to a maximum of 5% of their base salary. The Company made contributions of $57,000 as of December 31, 1998 and $49,000 as of December 31, 1999.

NOTE 9 -- RELATED PARTY TRANSACTIONS

         Since the Company's inception, the Company has entered into certain collaborative agreements with organizations with which Dr. Anthony Cerami, a former member of the Company's Board of Directors, was affiliated. These organizations included The Picower Institute for Medical Research ("The Picower Institute"), The Rockefeller University, Cerami Consulting Corporation and the Kenneth S. Warren Laboratories, Inc. The Company paid to the organizations $284,000, $731,000 and $243,000 in 1997, 1998, and 1999, respectively. In addition, the Company paid patent maintenance fees for technology related to the organizations of $168,000, $207,000 and $73,000 in 1997, 1998 and 1999,
respectively. Although the Company has terminated its collaborative relationship with The Picower Institute, the Company has a royalty obligation on all net sales and other revenues associated with certain technologies developed. Effective May 17, 1999, the Company terminated its consulting agreement with Cerami Consulting Corporation and its research agreement with Kenneth S. Warren Laboratories, Inc. In addition, Dr. Cerami resigned from the Company's Board of Directors on April 19, 1999.

         The Chairman of the Company's Scientific Advisory Board and two other Scientific Advisory Board members provide consulting services to the Company. Consulting fees paid to these members totaled $136,000, $89,000 and $55,000 in 1997, 1998 and 1999, respectively.

         In 1993, a former Company officer (see Note 11) received a loan, which bore interest at a rate equal to the prime rate as published in the Wall Street Journal, adjusted quarterly, for the purpose of purchasing a home. The loan was secured by a second mortgage on the premises purchased by the officer. On November 3, 1999, the Company received a payment of $268,073 representing the total amount of principal and interest due.

NOTE 10 -- INCOME TAXES

         At December 31, 1999, the Company had available Federal net operating loss carryforwards ("NOLs"), which expire in the years 2006 through 2014, of approximately $111.8 million for income tax purposes and State net operating loss carryforwards, which expire in the years 2000 through 2007, of approximately $81 million. In addition, the Company has Federal research and development tax credit carryforwards of approximately $4.5 million and State research and development tax credit carryforwards of approximately $2.5 million. The amount of Federal net operating loss and research and development tax credit carryforwards which can be utilized in any one period may become limited by Federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three year period.

         The components of the deferred tax assets and the valuation allowance are as follows:

                                                         DECEMBER 31,
                                                -------------------------------
                                                    1998               1999
                                                ------------       ------------
NOL carryforwards ........................      $ 40,700,000       $ 42,900,000
Research and development credit ..........         6,700,000          7,000,000
Other temporary differences ..............         4,200,000          4,700,000
                                                ------------       ------------
Gross deferred tax assets ................        51,600,000         54,600,000
Valuation allowance ......................       (51,600,000)       (54,600,000)
                                                ------------       ------------
Net-deferred tax assets ..................      $         --       $         --
                                                ============       ============

           A valuation allowance was established since the realization of the deferred tax assets is uncertain. In December 1999, Alteon sold $27.6 million of its gross State net operating loss carryforwards and $645,000 of its State research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allowed qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The total tax value sold was $3,137,000 and the total proceeds received by the Company were $2,588,000, which was recorded as a tax benefit on the statement of operations.

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