Form 10-Q
period 2000-03-31
ALTEON INC /DE
filed 2000-05-12
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes [X]    No [ ]

On April 28, 2000, 19,342,973 shares of Registrant's Common Stock were outstanding.



                               Page 1 of 16 pages
                         The Exhibit Index is on page 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   ALTEON INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                                       March 31,         December 31,
                                                                                         2000                1999
                                                                                    -------------       -------------
Current Assets:

   Cash and cash equivalents .................................................      $  10,040,411       $   5,335,529
   Short-term investments ....................................................               --             7,034,258
   Other current assets ......................................................            281,674             248,983
                                                                                    -------------       -------------

     Total current assets ....................................................         10,322,085          12,618,770

   Property and equipment, net ...............................................          2,254,017           2,399,305
   Deposits and other assets .................................................              2,815               2,815
                                                                                    -------------       -------------

     Total assets ............................................................      $  12,578,917       $  15,020,890
                                                                                    =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable ..........................................................      $     218,591       $     431,000
   Accrued expenses ..........................................................          1,869,634           1,763,202
                                                                                    -------------       -------------

     Total current liabilities ...............................................          2,088,225           2,194,202
                                                                                    -------------       -------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value,
     1,993,329 shares authorized, and 857 and 839
     of Series G and 2,572 and 2,518 of Series H shares
     issued and outstanding, as of March 31, 2000 and
     December 31, 1999, respectively .........................................                 34                  34

   Common Stock, $0.01 par value,
     40,000,000 shares authorized, and 19,323,831 and
     19,189,701 shares issued and outstanding, as of
     March 31, 2000 and December 31, 1999, respectively ......................            193,238             191,897

   Additional paid-in capital ................................................        135,099,221         134,129,513

   Accumulated deficit .......................................................       (124,801,486)       (121,496,049)

   Unrealized other comprehensive (loss)/income ..............................               (315)              1,293
                                                                                    -------------       -------------

     Total stockholders' equity ..............................................         10,490,692          12,826,688
                                                                                    -------------       -------------

Total liabilities and stockholders' equity ...................................      $  12,578,917       $  15,020,890
                                                                                    =============       =============


         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     2000               1999
                                                                 ------------       ------------
Investment income .......................................        $    166,136       $    278,310

Expenses:

   Research and development .............................           1,667,489          4,529,692

   General and administrative ...........................           1,094,679          1,093,435
                                                                 ------------       ------------

      Total expenses ....................................           2,762,168          5,623,127
                                                                 ------------       ------------

Net loss ................................................        $ (2,596,032)      $ (5,344,817)
                                                                 ------------       ------------

   Preferred stock dividends and discount amortization ..            709,405            646,778
                                                                 ------------       ------------

Net loss applicable to common stockholders ..............        $ (3,305,437)      $ (5,991,595)
                                                                 ============       ============

Basic loss per share to common stockholders .............        $      (0.17)      $      (0.32)
                                                                 ============       ============

Diluted loss per share to common stockholders ...........        $      (0.17)      $      (0.32)
                                                                 ============       ============

Weighted average common shares used in computing
   basic and diluted loss per share .....................          19,231,129         18,868,948
                                                                 ============       ============






         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                                 2000               1999
                                                                             ------------       ------------
Cash Flows from Operating Activities:
   Net loss ...........................................................      $ (2,596,032)      $ (5,344,817)

Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization ......................................           205,808            173,362
   Amortization of deferred compensation ..............................           129,228             75,664

Changes in operating assets and liabilities:
   Other current assets ...............................................           (32,692)           (32,867)
   Other assets .......................................................                --             (4,948)
   Accounts payable and accrued expenses ..............................          (105,978)           302,177
                                                                             ------------       ------------

     Net cash used in operating activities ............................        (2,399,666)        (4,831,429)
                                                                             ------------       ------------

Cash Flows from Investing Activities:
   Capital expenditures ...............................................           (60,519)           (17,124)
   Purchases of marketable securities .................................        (2,850,608)       (20,989,829)
   Sales and maturities of marketable securities ......................         9,883,257         22,304,603
                                                                             ------------       ------------

     Net cash provided by investing activities ........................         6,972,130          1,297,650
                                                                             ------------       ------------

Net Cash Flows From Financing Activities:
   Proceeds from issuance of common stock .............................           132,418             22,176
                                                                             ------------       ------------

Net increase/(decrease) in cash and cash equivalents ..................         4,704,881         (3,511,603)
Cash and cash equivalents, beginning of period ........................         5,335,529         10,839,586
                                                                             ------------       ------------

Cash and cash equivalents, end of period ..............................      $ 10,040,411       $  7,327,983
                                                                             ============       ============



         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          Cash and cash equivalents include highly liquid investments which have a maturity of less than three months at the time of purchase. Short-term investments are recorded at fair market value.

NOTE 3 - NET LOSS PER SHARE

          Basic loss per share is based on the average numbers of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

NOTE 4 - COMPREHENSIVE INCOME

          The following sets forth comprehensive income as required by SFAS 130 for the periods ended March 31, 2000 and 1999 (dollars in thousands):

                                                            2000        1999
                                                           -------     -------
         Net Loss......................................    $(2,596)    $(5,345)
         Net Unrealized Loss on Marketable Securities..         --          (4)
                                                           -------     -------
         Comprehensive Loss............................    $(2,596)    $(5,349)
                                                           =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred an accumulated deficit of $124,801,486 as of March 31, 2000, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

         Alteon has financed its operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, private placements of common and preferred equity securities, revenue from present and former collaborative relationships, reimbursement of certain of Alteon's research and development expenses by its collaborative partners, investment income earned on cash balances and short-term investments and the sale of its New Jersey State Net Operating Losses ("NOLs") carryforwards.

         In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-Formation Inhibitors. Pursuant to the stock purchase agreement, Genentech purchased Common Stock, Series G Preferred Stock and Series H Preferred Stock for an aggregate purchase price of $37,544,000. Genentech's obligations to purchase shares of Alteon's stock terminated December 31, 1998. Pursuant to a letter agreement dated February 11, 1999, between Alteon and Genentech, the development collaboration and license agreement terminated effective June 30, 1999.

         In December 1999, Alteon sold $27.7 million of its gross state net operating loss carryforwards and $645,000 of its state research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allowed qualified technology and biotechnology business in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The total tax value sold was $3,137,000, and the total proceeds received by the Company were $2,588,210, which was recorded as a tax benefit in the statement of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Total revenues for the three months ended March 31, 2000, and the three months ended March 31, 1999, were $166,000 and $278,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 40.3% decrease in investment income was attributable to the decrease in cash, cash equivalents and short-term investment balances.

         The Company's total expenses decreased to $2,762,000 for the three months ended March 31, 2000, from $5,623,000 for the three months ended March 31, 1999, and consisted primarily of research and development expenses. Research and development expenses were $1,667,000 for the three months ended March 31, 2000, and $4,530,000 for the three months ended March 31, 1999, a 63.2% decrease. This decrease was primarily due to decreased expenses related to the clinical trial costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         General and administrative expenses remained constant for the three months ended March 31, 2000 in comparison to the same period in 1999.

         The Company's net loss applicable to common stockholders decreased to $3,305,000 for the three months ended March 31, 2000, from $5,992,000 in the same period in 1999, a decrease of 44.8%. This was primarily a result of decreased research and development expenses offset by decreased investment income and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $709,000 and $647,000 for the 3 months ended March 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash, cash equivalents and short-term investments at March 31, 2000, of $10,040,000 compared to $12,370,000 at December 31, 1999. This is a decrease in cash, cash equivalents and short-term investments for the three months ended March 31, 2000, of $2,330,000. This consisted of $2,400,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses and $61,000 of capital expenditures. This was offset by $132,000 of financing activities related to proceeds from stock option exercises. As of March 31, 2000, Alteon had invested $7,578,000 in capital equipment and leasehold improvements.

         In December 1999, Alteon sold $3,137,000 of its NOLs under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"), and the total proceeds received by the Company were $2,588,210. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

         Alteon anticipates that its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current and planned operations into 2001.

         In December 1997, Alteon and Genentech entered into a stock purchase agreement and a development collaboration and license agreement providing for the development and marketing of pimagedine and second-generation A.G.E.-Formation Inhibitors. Pursuant to the stock purchase agreement, Genentech purchased Common Stock, Series G Preferred Stock and Series H Preferred Stock for an aggregate purchase price of $37,544,000. Genentech's obligations to purchase shares of Alteon's stock terminated December 31, 1998. Pursuant to a letter agreement dated February 11, 1999, between Alteon and Genentech, the development collaboration and license agreement terminated effective June 30, 1999.

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

         Because of the Company's long-term capital requirements, it may seek access to the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs. If the Company obtains funds through arrangements with collaborative partners or others, it may be required to relinquish rights to certain of its technologies or product candidates.

         The Company's current priorities are the evaluation and possible continued development of ALT-711, its lead A.G.E. Crosslink Breaker candidate, and the continued development of pimagedine. The Company is focusing its resources on the development of ALT-711 and is actively seeking one or more corporate partners to help fund further development. After consultation with the FDA, the Company has also decided to continue the development of pimagedine and is actively seeking one or more corporate partners to provide necessary funding. The Company believes that additional development of this compound and other product candidates will require the Company to find sources of funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Effective with the close of business on December 10, 1999, the Company's Common Stock was delisted from the NASDAQ Stock Market because it did not satisfy the $1.00 per share minimum bid price required for listing on the NASDAQ Stock Market. Effective December 13, 1999, the Common Stock has been traded on the Over-the-Counter-Bulletin-Board ("OTCBB"). The delisting from the NASDAQ Stock Market could have a material adverse effect on the Company's ability to raise capital on favorable terms.

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

         In January 2000 and March 2000, the Company completed a downsizing of its associates. The Company undertook the downsizing to reduce operating expenses in order to preserve its existing capital resources for research and development programs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

     Alteon may never generate profits.

          At March 31, 2000, the Company had an accumulated deficit of $124,801,486. The Company anticipates that it will incur substantial, potentially greater losses in the future. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit. Alteon expects to incur substantial additional operating expenses over the next several years as its research, development and clinical trial activity increases. Alteon does not expect to generate revenues from the sale of products, if any, for a number of years. The Company's ability to achieve profitability depends in part on its ability to enter into agreements for product development, obtain regulatory approval for its products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. There can be no assurance that Alteon will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates or that the Company will ever achieve product revenues or profitability.

     The Company may not be able to form and maintain collaborative relationships, which its business strategy requires.

          The Company's strategy for development and commercialization of certain of its products is dependent upon entering into various arrangements with research collaborators, corporate partners and others and upon the subsequent success of these third parties in performing their obligations.

          Alteon has established collaborative arrangements with Yamanouchi, Roche, IDEXX and Gamida with respect to the development of drug therapies and diagnostics utilizing the Company's scientific platforms. Alteon is seeking to establish new collaborative relationships to provide the funding necessary for continuation of its product development but there can be no assurance that such effort will be successful. The Company will be, in some cases,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

          There can be no assurance that competitors will not develop competitive products to pimagedine and/or ALT-711 outside the protection that may be afforded by the claims of the Company's patents. The Company is aware that other parties have been issued patents and have filed patent applications in the United States and foreign countries with respect to other agents, which impact A.G.E. or A.G.E. crosslink formation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



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

          Prior to marketing, any product developed by the Company must undergo an extensive regulatory approval process. This regulatory process, which includes pre-clinical testing and clinical trials, and may include post-marketing surveillance, of each compound to establish its safety and efficacy, can take many years and can require the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted NDA. Similar delays may also be encountered in foreign countries.

          There can be no assurance that regulatory approval will be obtained for any drugs developed by the Company. Moreover, regulatory approval may entail limitations on the indicated uses of the drug. Further, even if regulatory approval is obtained, a marketed drug and its manufacturer are subject to continuing review and discovery of previously unknown problems with a product or manufacturer which may have adverse effects on the Company's business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including pre-clinical testing and clinical trials, the approval process or post-approval, may result in various adverse consequences including the FDA's delay in approving, or its refusal to approve, a product withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. None of the Company's products has been approved for commercialization in the United States or elsewhere. No assurance can be given that the Company will be able to obtain FDA approval for any products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or marketing partners from marketing the Company's products or limit the commercial use of such products and will have a material adverse effect on the Company's business, financial condition and results of operations.

     There is intense competition for cures and therapies for diabetes, cardiovascular diseases and the other conditions for which the Company seeks to develop products.

          The Company is engaged in pharmaceutical fields characterized by extensive research efforts and rapid technological progress. Many established pharmaceutical and biotechnology companies with resources greater than those of the Company are attempting to develop products that would be competitive with the Company's products. Other companies may succeed in developing products that are safer, more efficacious or less costly than any that may be developed by Alteon and may be more successful than Alteon in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development or commercialization expenses incurred with respect to those products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



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

          The Company's business, financial condition and results of operations may be materially adversely affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. In the United States, the Company expects that there will continue to be federal and state initiatives to control and/or reduce pharmaceutical expenditures. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that the Company receives for any products it may develop and sell in the future and have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on the Company's corporate partners, the Company's ability to commercialize its products may be adversely affected.

          The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the products will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers, including Medicare, are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. If adequate coverage and reimbursement levels were not provided by government and other third-party payers for the Company's products, the market acceptance of these products would be adversely affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

          The use of any of the Company's potential products in clinical trials and the sale of any approved products, including the testing and commercialization of ALT-711 or pimagedine, may expose the Company to liability claims resulting from the use of products or product candidates. These claims might be made directly by consumers, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. However no assurance can be given that the Company will be able to maintain insurance or, if maintained, that insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability that could have a material adverse effect on the Company's business, financial conditions and results of operations. There can be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future or that insurance coverage and the resources of the Company would be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment in marketable securities. The Company does not use derivative financial instruments in its investments. The Company's investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. The Company prepared a detailed market risk disclosure of these investments in the Company's 1999 annual report on Form 10-K. There have been no material changes in the Company's market risk position since December 31, 1999.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit
       No.       Description of Exhibit
     -------     ----------------------
        3.1      Restated Certificate of Incorporation, as amended.
                 (Incorporated by reference to Exhibit 3.1 to the Company's
                 Quarterly Report on Form 10-Q filed on November 10, 1999.)

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

     Exhibit
       No.       Description of Exhibit
     -------     ----------------------
        4.2      Amendment to Stockholders' Rights Agreement dated as of April
                 24, 1997, between Alteon Inc. and Registrar and Transfer
                 Company, as Rights Agent. (Incorporated by reference to Exhibit
                 4.4 to the Company's Current Report on Form 8-K filed on May 9,
                 1997.)

        4.3      Amendment to Stockholders' Rights Agreement dated as of
                 December 1, 1997 between Alteon Inc. and Registrar and Transfer
                 Company, as Rights Agent. (Incorporated by reference to Exhibit
                 4.1 to the Company's Current Report on Form 8-K filed on
                 December 10, 1997.)

        10.1     Employment Agreement dated as of March 14, 2000, between the
                 Company and Robert deGroof, Ph.D.

        27       Financial Data Schedule.


b) The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

              On January 7, 2000, the Company filed a Current Report on Form 8-K, dated December 13, 1999, which reported that the Company's common stock would trade on the OTCBB and that it was unable to sustain minimum bid requirements to maintain the NASDAQ listing.

              On January 7, 2000, the Company filed a Current Report on Form 8-K, dated January 5, 2000, which announced the Company's sale of more than $2.5 million of net operating loss carryforwards under a New Jersey program.

              On March 17, 2000, the Company filed a Current Report on Form 8-K, dated March 15, 2000, which reported that the Company's crosslink breaker ALT-711 showed ability to reverse age-related cardiac stiffening in a pre-clinical study.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 2000




                                  ALTEON INC.


                                  By:/s/ Kenneth I. Moch
                                     -----------------------------------
                                      Kenneth I. Moch
                                      President and Chief Executive Officer
                                      (principal executive officer)

                                  By:/s/ Elizabeth A. O'Dell
                                     -----------------------------------
                                      Elizabeth A. O'Dell
                                      Vice President Finance and Administration,
                                      Secretary and Treasurer
                                      (principal finance and accounting officer)

                                INDEX TO EXHIBITS


     Exhibit
       No.       Description of Exhibit
     -------     ----------------------
        3.1      Restated Certificate of Incorporation, as amended.
                 (Incorporated by reference to Exhibit 3.1 to the Company's
                 Quarterly Report on Form 10-Q filed on November 10, 1999.)

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

        4.2      Amendment to Stockholders' Rights Agreement dated as of April
                 24, 1997, between Alteon Inc. and Registrar and Transfer
                 Company, as Rights Agent. (Incorporated by reference to Exhibit
                 4.4 to the Company's Current Report on Form 8-K filed on May 9,
                 1997.)

        4.3      Amendment to Stockholders' Rights Agreement dated as of
                 December 1, 1997 between Alteon Inc. and Registrar and Transfer
                 Company, as Rights Agent. (Incorporated by reference to Exhibit
                 4.1 to the Company's Current Report on Form 8-K filed on
                 December 10, 1997.)

        10.1     Employment Agreement dated as of March 14, 2000, between the
                 Company and Robert deGroof, Ph.D.

        27       Financial Data Schedule.

                                       16