Form 10-Q
period 2000-06-30
ALTEON INC /DE
filed 2000-08-11
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes X  No
   ---   ---

On August 4, 2000, 19,375,864 shares of Registrant's Common Stock were outstanding.


                               Page 1 of 19 pages
                         The Exhibit Index is on page 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   ALTEON INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                June 30,          December 31,
                                                                  2000                1999
Current Assets:

   Cash and cash equivalents ............................    $   3,144,921       $   5,335,529
   Short-term investments ...............................        4,336,569           7,034,258
   Other current assets .................................          491,281             248,983
                                                             -------------       -------------

     Total current assets ...............................        7,972,771          12,618,770

   Property and equipment, net ..........................        2,038,144           2,399,305
   Deposits and other assets ............................            2,815               2,815
                                                             -------------       -------------

     Total assets .......................................    $  10,013,730       $  15,020,890
                                                             =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable .....................................    $     132,995       $     431,000
   Accrued expenses .....................................        1,573,086           1,763,202
                                                             -------------       -------------

     Total current liabilities ..........................        1,706,081           2,194,202
                                                             -------------       -------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value,
     1,993,086 shares authorized, and 874 and 839
     of Series G and 2,626 and 2,518 of Series H shares
     issued and outstanding, as of June 30, 2000 and
     December 31, 1999, respectively ....................               35                  34

   Common Stock, $0.01 par value,
     40,000,000 shares authorized, and 19,368,695 and
     19,189,701 shares issued and outstanding, as of
     June 30, 2000 and December 31, 1999, respectively ..          193,687             191,897

   Additional paid-in capital ...........................      135,899,958         134,129,513

   Accumulated deficit ..................................     (127,785,312)       (121,496,049)

   Accumulated other comprehensive (loss)/income ........             (719)              1,293
                                                             -------------       -------------

     Total stockholders' equity .........................        8,307,649          12,826,688
                                                             -------------       -------------

Total liabilities and stockholders' equity ..............    $  10,013,730       $  15,020,890
                                                             =============       =============


         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                 For the Three Months                   For the Six Months
                                                                     Ended June 30,                        Ended June 30,
                                                                2000               1999               2000                1999
                                                            ------------       ------------       ------------       ------------

Investment income .......................................   $    142,533       $    226,901       $    308,669       $    505,211

Expenses:

   Research and development .............................      1,335,313          3,167,641          3,002,803          7,697,334

   General and administrative ...........................      1,066,649          1,072,259          2,161,327          2,165,694
                                                            ------------       ------------       ------------       ------------

      Total expenses ....................................      2,401,962          4,239,901          5,164,130          9,863,028
                                                            ------------       ------------       ------------       ------------

Net loss ................................................   $ (2,259,429)      $ (4,013,000)      $ (4,855,461)      $ (9,357,817)
                                                            ------------       ------------       ------------       ------------

   Preferred stock dividends and discount amortization ..        724,397            667,671          1,433,802          1,314,450
                                                            ------------       ------------       ------------       ------------

Net loss applicable to common stockholders ..............   $ (2,983,826)      $ (4,680,671)      $ (6,289,263)      $(10,672,267)
                                                            ============       ============       ============       ============




Basic loss per share to common stockholders .............   $      (0.15)      $      (0.25)      $      (0.33)      $      (0.56)
                                                            ============       ============       ============       ============


Diluted loss per share to common stockholders ...........   $      (0.15)      $      (0.25)      $      (0.33)      $      (0.56)
                                                            ============       ============       ============       ============


Weighted average common shares used in computing
   basic and diluted loss per share .....................     19,350,086         18,971,236         19,290,607         18,920,374
                                                            ============       ============       ============       ============


         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                             -------------------------------
                                                                                 2000               1999
                                                                             ------------       ------------
Cash Flows from Operating Activities:
   Net loss ...........................................................      $ (4,855,461)      $ (9,357,817)

Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization ......................................           411,296            346,055
   Amortization of deferred compensation ..............................           163,794            131,818

Changes in operating assets and liabilities:
   Other current assets ...............................................          (242,299)          (222,068)
   Other assets .......................................................                 0            (10,046)
   Accounts payable and accrued expenses ..............................          (488,121)          (232,670)
                                                                             ------------       ------------

     Net cash used in operating activities ............................        (5,010,791)        (9,344,728)
                                                                             ------------       ------------

Cash Flows from Investing Activities:
   Capital expenditures ...............................................           (50,134)           (17,782)
   Purchases of marketable securities .................................       (16,465,011)       (26,173,328)
   Sales and maturities of marketable securities ......................        19,160,688         36,633,952
                                                                             ------------       ------------

     Net cash provided by investing activities ........................         2,645,543         10,442,842
                                                                             ------------       ------------

Net Cash Flows From Financing Activities:
   Proceeds from issuance of common stock .............................           174,640             58,536
                                                                             ------------       ------------

Net (decrease)/increase in cash and cash equivalents ..................        (2,190,608)         1,156,650
Cash and cash equivalents, beginning of period ........................         5,335,529         10,839,586
                                                                             ------------       ------------

Cash and cash equivalents, end of period ..............................      $  3,144,921       $ 11,996,236
                                                                             ============       ============



         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash and cash equivalents include highly liquid investments which have a maturity of less than three months at the time of purchase. Short-term investments are recorded at fair market value.

NOTE 3 - NET LOSS PER SHARE

         Basic loss per share is based on the average number of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

NOTE 4 - COMPREHENSIVE INCOME

         The following sets forth comprehensive income as required by SFAS 130 for the periods ended June 30, 2000 and 1999 (dollars in thousands):

                                                        2000          1999
                                                      -------       -------
    Net Loss ...................................      $(4,855)      $(9,358)
    Net Unrealized Loss on Marketable Securities           (2)           (4)
                                                      -------       -------
    Comprehensive Loss .........................      $(4,857)      $(9,362)
                                                      =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Since its inception in October 1986, Alteon has devoted substantially all of its resources to its research, drug discovery and development programs. To date, Alteon has not generated any revenues from the sale of products and does not expect to generate any such revenues for several years, if at all. Alteon has incurred an accumulated deficit of $127,785,312 as of June 30, 2000, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Total revenues for the three months ended June 30, 2000, and the three months ended June 30, 1999, were $143,000 and $227,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 37.0% decrease in investment income was attributable to the decrease in cash, cash equivalents and short-term investment balances.

         The Company's total expenses decreased to $2,402,000 for the three months ended June 30, 2000, from $4,240,000 for the three months ended June 30, 1999, and consisted primarily of research and development expenses. Research and development expenses were $1,335,000 for the three months ended June 30, 2000, and $3,168,000 for the three months ended June 30, 1999, a 57.9% decrease. This decrease was primarily due to decreased expenses related to the clinical trial costs and personnel-related expenses.

         General and administrative expenses remained constant for the three months ended June 30, 2000 in comparison to the same period in 1999.

         The Company's net loss applicable to common stockholders decreased to $2,984,000 for the three months ended June 30, 2000, from $4,681,000 in the same period in 1999, a decrease of 36.3%. This was primarily a result of decreased research and development expenses offset by decreased investment income and increased preferred stock dividends and discount amortization. Included in the net loss applicable to common stockholders are preferred stock dividends and discount amortization of approximately $724,000 and $668,000 for the three months ended June 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Total revenues for the six months ended June 30, 2000, and the six months ended June 30, 1999, were $309,000 and $505,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 38.9% decrease in investment income was attributable to the decrease in cash, cash equivalents and short-term investment balances.

         The Company's total expenses decreased to $5,164,000 for the six months ended June 30, 2000, from $9,863,000 for the six months ended June 30, 1999, and consisted primarily of research and development expenses. Research and development expenses were $3,003,000 for the six months ended June 30, 2000, and $7,697,000 for the six months ended June 30, 1999, a 61.0% decrease. This decrease was primarily due to decreased expenses related to clinical trial costs and personnel-related expenses.

         General and administrative expenses remained constant for the six months ended June 30, 2000 in comparison to the same period in 1999.

         The Company's net loss applicable to common stockholders decreased to $6,289,000 for the six months ended June 30, 2000, from $10,672,000 in the same period in 1999, a decrease of 41.1%. This was primarily a result of decreased research and development expenses offset by decreased investment income and increased preferred stock dividends and discount amortization. Included in the net loss applicable to common stockholders are preferred stock dividends and discount amortization of approximately $1,434,000 and $1,314,000 for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Alteon had cash, cash equivalents and short-term investments at June 30, 2000, of $7,481,000 compared to $12,370,000 at December 31, 1999. This is a decrease in cash, cash equivalents and short-term investments for the six months ended June 30, 2000, of $4,889,000. This consisted of $5,011,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses and approximately $50,000 of capital expenditures. This was offset by $175,000 of financing activities related to proceeds from stock option exercises. As of June 30, 2000, Alteon had invested $7,432,000 in capital equipment and leasehold improvements.

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

         Effective December 13, 1999, the Company's Common Stock traded on the Over-the-Counter-Bulletin-Board. Effective August 7, 2000, the Company's Common Stock was approved for listing on the American Stock Exchange.

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

     Alteon may never generate profits.

         At June 30, 2000, the Company had an accumulated deficit of $127,785,312. The Company anticipates that it will incur substantial, potentially greater losses in the future. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit. Alteon expects to incur substantial additional operating expenses over the next several years as its research, development and clinical trial activity increases. Alteon does not expect to generate revenues from the sale of products, if any, for a number of years. The Company's ability to achieve profitability depends in part on its ability to enter into agreements for product development, obtain regulatory approval for its products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. There can be no assurance that Alteon will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates or that the Company will ever achieve product revenues or profitability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         Alteon has established collaborative arrangements with Yamanouchi, Roche, IDEXX and Gamida with respect to the development of drug therapies and diagnostics utilizing the Company's scientific platforms. Alteon is seeking to establish new collaborative relationships to provide the funding necessary for continuation of its product development but there can be no assurance that such effort will be successful. The Company will be, in some cases, dependent upon these outside partners to conduct pre-clinical testing and clinical trials and to provide adequate funding for the Company's development programs. Under certain of these arrangements, the Company's corporate partners may have all or a significant portion of the development and regulatory approval responsibilities. Failure of the corporate partners to develop marketable products or to gain the appropriate regulatory approvals on a timely basis, if at all, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Alteon has no experience in marketing or sales and may have to rely on others to market and sell any products the Company may develop.

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


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on June 12, 2000. The following matters were voted upon at the Meeting: (i) the election of two directors and (ii) the ratification of the appointment of Arthur Andersen, LLP as independent public accountants for the fiscal year ending December 31, 2000.

         (i) The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of such nominee:

               Name             Number of Votes For     Number of Votes Withheld
               ----             -------------------     ------------------------
             Mark Novitch            17,939,906                 143,078
             David McCurdy           17,926,206                 156,778

         (ii) The votes cast for, against and abstaining from the ratification of the appointment of Arthur Andersen, LLP as independent public accountants for the fiscal year ending December 31, 2000, were as follows:

              Votes For               Votes Against               Abstentions
              ---------               -------------               -----------
              18,026,746                  50,601                     5,637


         There were no broker non-votes as to either matter.

ITEM 5.  OTHER INFORMATION

         The Company's Common Stock was approved for listing on the American Stock Exchange, effective August 7, 2000, under the symbol "ALT."

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

       27         Financial Data Schedule.

b) The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

                  On April 12, 2000, the Company filed a Current Report on Form 8-K, dated March 29, 2000, which reported 1999 financial results and announced that the Company's technology platform, the A.G.E. pathway, impacts broad medical applications.

                  On April 12, 2000, the Company filed a Current Report on Form 8-K, dated April 6, 2000, which reported that the Company had initiated Phase II clinical trial of its lead A.G.E. Crosslink Breaker, ALT-711, for potential reversal of cardiovascular disease in aging and diabetes.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11, 2000



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