Form 10-Q
period 2000-09-30
ALTEON INC /DE
filed 2000-11-13
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

On November 10, 2000, 20,899,514 shares of Registrant's Common Stock were outstanding.

                               Page 1 of 20 pages
                         The Exhibit Index is on page 18

                                   ALTEON INC.

                                      INDEX


                                                                          Page No.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet as of September 30, 2000 and
            December 31, 1999............................................   3

          Statement of Operations for the three months and
            nine months ended September 30, 2000 and 1999................   4

          Statement of Cash Flows for the nine months ended
            September 30, 2000 and 1999..................................   5

          Notes to Financial Statements..................................   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................   7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....  15


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  16

Item 2.   Changes in Securities..........................................  16

Item 6.   Exhibits and Reports on Form 8-K...............................  16

SIGNATURES  ...........................................................    17

INDEX TO EXHIBITS  ....................................................    18

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   ALTEON INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                                      September 30,         December 31,
                                                                                         2000                   1999
                                                                                      -------------         -------------
Current Assets:
   Cash and cash equivalents .................................................        $   7,805,630         $   5,335,529
   Short-term investments ....................................................              789,440             7,034,258
   Other current assets ......................................................              443,689               248,983
                                                                                      -------------         -------------
     Total current assets ....................................................            9,038,759            12,618,770
   Property and equipment, net ...............................................            1,865,753             2,399,305
   Deposits and other assets .................................................                2,815                 2,815
                                                                                      -------------         -------------
     Total assets ............................................................        $  10,907,327         $  15,020,890
                                                                                      =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ..........................................................        $     274,081         $     431,000
   Accrued expenses ..........................................................            1,625,102             1,763,202
                                                                                      -------------         -------------
     Total current liabilities ...............................................            1,899,183             2,194,202
                                                                                      -------------         -------------
Stockholders' Equity:
   Preferred Stock, $0.01 par value, 1,993,329 shares authorized, and 894 and
     839 of Series G and 2,682 and 2,518 of Series H shares issued and outstanding, as of September 30, 2000 and
     December 31, 1999, respectively .........................................                   36                    34
   Common Stock, $0.01 par value, 40,000,000 shares authorized, and 20,817,245 and 19,189,701 shares issued and outstanding, as of
     September 30, 2000 and December 31, 1999, respectively ..................              208,172               191,897
   Additional paid-in capital ................................................          140,563,361           134,129,513
   Accumulated deficit .......................................................         (131,762,740)         (121,496,049)
   Accumulated other comprehensive (loss)/income .............................                 (685)                1,293
                                                                                      -------------         -------------
     Total stockholders' equity ..............................................            9,008,144            12,826,688
                                                                                      -------------         -------------
Total liabilities and stockholders' equity ...................................        $  10,907,327         $  15,020,890
                                                                                      =============         =============


         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                  For the Three Months                  For the Nine Months
                                                                  Ended September 30,                    Ended September 30,
                                                             -------------------------------       -------------------------------
                                                                2000               1999                2000             1999
                                                             ------------       ------------       ------------       ------------
Revenues:
   Contract revenue ...................................      $       --         $    168,750       $       --         $    168,750
   Investment income ..................................           109,771            201,604            418,439            706,815
                                                             ------------       ------------       ------------       ------------
        Total revenues ................................           109,771            370,354            418,439            875,565
                                                             ------------       ------------       ------------       ------------
Expenses:

   Research and development ...........................         1,736,549          1,379,353          4,739,352          9,076,686
   General and administrative .........................         1,602,814          1,109,509          3,764,142          3,275,204
                                                             ------------       ------------       ------------       ------------
        Total expenses ................................         3,339,363          2,488,862          8,503,494         12,351,890
                                                             ------------       ------------       ------------       ------------
Net loss ..............................................      $ (3,229,592)      $ (2,118,508)      $ (8,085,055)      $(11,476,325)
                                                             ------------       ------------       ------------       ------------
    Preferred stock dividends and discount amortization           747,835            689,313          2,181,637          2,003,762
                                                             ------------       ------------       ------------       ------------
Net loss applicable to common stockholders ............      $ (3,977,427)      $ (2,807,821)      $(10,266,692)      $(13,480,087)
                                                             ============       ============       ============       ============

Basic loss per share to common stockholders ...........      $      (0.20)      $      (0.15)      $      (0.53)      $      (0.71)
                                                             ============       ============       ============       ============

Diluted loss per share to common stockholders .........      $      (0.20)      $      (0.15)      $      (0.53)      $      (0.71)
                                                             ============       ============       ============       ============

Weighted average common shares used in computing
   basic and diluted loss per share ...................        19,411,826         19,184,167         19,331,308         19,009,271
                                                             ============       ============       ============       ===========

         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Nine Months
                                                                                     Ended September 30,
                                                                             -------------------------------
                                                                                 2000               1999
                                                                             ------------       ------------
Cash Flows from Operating Activities:
   Net loss ...........................................................      $ (8,085,055)      $(11,476,325)

Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization ......................................           591,937            542,694
   Amortization of deferred compensation ..............................           240,404            196,156
   Variable stock option compensation .................................           709,295               --

Changes in operating assets and liabilities:
   Other current assets ...............................................          (194,706)          (330,000)
   Other assets  ......................................................              --              (81,024)
   Accounts payable and accrued expenses ..............................          (295,019)        (1,896,215)
   Other accrued liabilities ..........................................              --              431,250
                                                                             ------------       ------------

     Net cash used in operating activities ............................        (7,033,144)       (12,613,464)
                                                                             ------------       ------------

Cash Flows from Investing Activities:
   Capital expenditures ...............................................           (58,383)          (168,945)
   Purchases of marketable securities .................................        (5,184,978)       (45,037,788)
   Sales and maturities of marketable securities ......................        11,427,817         51,332,640
                                                                             ------------       ------------

     Net cash provided by investing activities ........................         6,184,456          6,125,907
                                                                             ------------       ------------

Cash Flows From Financing Activities:
   Net proceeds from issuance of common stock .......................         3,318,789            166,441
                                                                             ------------       ------------

Net increase/(decrease) in cash and cash equivalents ..................         2,470,101         (6,321,116)
Cash and cash equivalents, beginning of period ........................         5,335,529         10,839,586
                                                                             ------------       ------------

Cash and cash equivalents, end of period ..............................      $  7,805,630       $  4,518,470
                                                                             ============       ============

         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 4 - COMPREHENSIVE INCOME

          The following sets forth comprehensive income as required by SFAS 130 for the periods ended September 30, 2000 and 1999 (dollars in thousands):

                                                                2000           1999
                                                            --------       --------
          Net Loss ...................................      $ (8,085)      $(11,476)
          Net Unrealized Loss on Marketable Securities            (2)            (4)
                                                            --------       --------
          Comprehensive Loss .........................      $ (8,087)      $(11,478)
                                                            ========       ========


NOTE 5 - STOCK-BASED COMPENSATION

          On March 31, 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occur prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, the Company repriced certain stock options. The total compensation expense resulting from the repricing and included in net loss for the quarter ended September 30, 2000, is $709,000, as indicated below:

         Research and Development ....................         $160
         General and Administrative...................          549
                                                               -----
                                                               $709

NOTE 6 - PRIVATE PLACEMENT OF COMMON STOCK

         In September 2000, the Company entered into an agreement with several investors pursuant to which it will sell them, in a private placement, an aggregate of 2,834,088 shares of common stock (the "Shares") and warrants to purchase 1,133,636 shares of common stock (the "Warrants") for an aggregate purchase price of $6,235,000. The exercise price of the Warrants is $3.40 per share. The closing of the sale of one-half of the Shares and Warrants was completed on September 29, 2000. The Company has filed a registration statement covering resale by the purchasers of the Shares and of the common stock to be issued upon exercise of the Warrants. The closing of the sale of the remainder of the Shares and Warrants will occur following the effectiveness of such registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           We are engaged in the discovery and development of pharmaceuticals for the treatment of cardiovascular and renal diseases and other disorders of diabetes and aging, based on slowing or reversing a fundamental pathological process caused by protein-glucose complexes called Advanced Glycosylation End-Products (A.G.E.s).

           A.G.E.s ultimately form crosslinks with adjacent proteins, leading to a loss of flexibility and function in body tissues, organs and cells. This A.G.E. pathway represents one of several pathological processes believed to be responsible for aging, including regulation of telomere length, DNA turnover, and build-up of senescent products, among others. A.G.E.s have been shown to be causative factors in many of the complications of diabetes and age-related diseases, including cardiovascular disease, kidney disease, nerve damage and retinopathy. Our unique approach is to break or inhibit the formation of A.G.E.s and their chemical crosslinks.

           Our lead A.G.E. crosslink breaker, ALT-711, is in Phase IIa clinical testing to evaluate its effect on cardiovascular compliance, with results from this trial anticipated near year-end. A number of additional indications for ALT-711 also are being evaluated. We are seeking a corporate partner to help fund the continued development of its A.G.E.-formation inhibitor, pimagedine, based on the results of a Phase II/III trial in Type 1 diabetic patients with progressive kidney disease. We are also pursuing the development of a novel series of glucose lowering agent (GLA) compounds.

         Since our inception in October 1986, we have devoted substantially all of our resources to our research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for several years, if at all. We have incurred an accumulated deficit of $131,763,000 as of September 30, 2000, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

         We have financed our operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, private placements of common and preferred equity securities, revenue from present and former collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash balances and short-term investments, and the sale of a portion of our New Jersey State Net Operating Losses ("NOLs") carryforwards.

         In September 2000, we entered into an agreement with several investors pursuant to which we will sell them, in a private placement, an aggregate of 2,834,088 shares of common stock (the "Shares") and warrants to purchase 1,133,636 shares of common stock (the "Warrants") for an aggregate purchase price of $6,235,000. The exercise price of the Warrants is $3.40 per share. The closing of the sale of one-half of the Shares and Warrants was completed on September 29, 2000. We have filed a registration statement covering resale by the purchasers of the Shares and of the common stock to be issued upon exercise of the Warrants. The closing of the sale of the remainder of the Shares and Warrants will occur following the effectiveness of such registration statement.

         In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occur prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, we repriced certain stock options. The total compensation expense resulting from the repricing and included in net loss for the quarter ended September 30, 2000, is $709,000.

         Our business is subject to significant risks including, but not limited to, (i) our ability to obtain funding, (ii) the risks inherent in our research and development efforts, including clinical trials, (iii) uncertainties associated both with obtaining and enforcing our patents and with the patent rights of others, (iv) the lengthy, expensive and uncertain process of seeking regulatory approvals, (v) uncertainties regarding government reforms and product pricing and reimbursement levels, (vi) technological change and competition,
(vii) manufacturing uncertainties, and (viii) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the products will prove ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading "Forward-Looking Statements and Cautionary Statements."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Total revenues for the three months ended September 30, 2000, and the three months ended September 30, 1999, were $110,000 and $370,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments and the payments under an option agreement with Taisho Pharmaceutical Co., Ltd. ("Taisho"), pursuant to which we granted Taisho an option (which expired without being exercised) to acquire a license to ALT-711 in certain territories. The 70.3% decrease in income was attributable to the decrease in cash, cash equivalents, short-term investment balances and the absence of the option payment in 2000.

         Our total expenses increased to $3,339,000 for the three months ended September 30, 2000, from $2,489,000 for the three months ended September 30, 1999, and consisted primarily of research and development expenses. Research and development expenses were $1,736,000 for the three months ended September 30, 2000, and $1,379,000 for the three months ended September 30, 1999, an increase of 26.0%. This increase was primarily due to increased expenses related to the A.G.E. crosslink breaker clinical trials and the stock option expense as a result of the implementation of FASB Interpretation No. 44.

         General and administrative expenses increased to $1,603,000 for the three months ended September 30, 2000 from $1,110,000 for the same period in 1999, an increase of 44.4%. This increase was due to the stock option expense as a result of the implementation of FASB Interpretation No. 44.

         Our net loss applicable to common stockholders increased to $3,977,000 for the three months ended September 30, 2000, from $2,808,000 in the same period in 1999, an increase of 41.6%. This was primarily a result of increased research and development expenses, the inclusion of the stock option expense as a result of the implementation of FASB Interpretation No. 44, decreased investment income and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $748,000 and $689,000 for the three months ended September 30, 2000 and 1999, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Total revenues for the nine months ended September 30, 2000, and the nine months ended September 30, 1999, were $418,000 and $876,000, respectively. Revenues were derived from interest earned on cash and cash equivalents, short-term investments and the option agreement with Taisho. The 52.3% decrease in income was attributable to the decrease in cash, cash equivalents and short-term investment balances, and the absence of the Taisho option payment in 2000.

         Our total expenses decreased to $8,503,000 for the nine months ended September 30, 2000, from $12,352,000 for the nine months ended September 30, 1999, and consisted primarily of research and development expenses. Research and development expenses were $4,739,000 for the nine months ended September 30, 2000, and $9,077,000 for the nine months ended September 30, 1999, a 47.8% decrease. This decrease was primarily due to the closing of the ACTION and ESRD clinical trials and personnel-related expenses, partially offset by the stock option expense as a result of the implementation of FASB Interpretation No. 44.

         General and administrative expenses increased to $3,764,000 for the nine months ended September 30, 2000, from $3,275,000 for the same period in 1999, an increase of 14.9%. This increase was due to the stock option expense as a result of the implementation of FASB Interpretation No. 44.

         Our net loss applicable to common stockholders decreased to $10,267,000 for the nine months ended September 30, 2000, from $13,480,000 in the same period in 1999, a decrease of 23.8%. This was primarily a result of decreased research and development expenses offset by decreased investment income, increased expense due to the stock option expense as a result of the implementation of FASB Interpretation No. 44 and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $2,182,000 and $2,004,000 for the nine months ended September 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

         We had cash, cash equivalents and short-term investments at September 30, 2000, of $8,595,000 compared to $12,370,000 at December 31, 1999. This is a decrease in cash, cash equivalents and short-term investments for the nine months ended September 30, 2000, of $3,775,000. This consisted of $7,033,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses and approximately $58,000 of capital expenditures. This was offset by $3,319,000 of financing activities related to a private placement of common stock and proceeds from stock option exercises. As of September 30, 2000, we had invested $7,440,000 in capital equipment and leasehold improvements.

         In September 2000, we entered into an agreement with several investors pursuant to which we will sell them, in a private placement, an aggregate of 2,834,088 shares of common stock (the "Shares") and warrants to purchase 1,133,636 shares of common stock (the "Warrants") for an aggregate purchase price of $6,235,000. The exercise price of the Warrants is $3.40 per share. The closing of the sale of one-half of the Shares and Warrants was completed on September 29, 2000. We have filed a registration statement covering resale by the purchasers of the Shares and of the common stock to be issued upon exercise of the Warrants. The closing of the sale of the remainder of the Shares and Warrants will occur following the effectiveness of such registration statement.

         In January 2000 and March 2000, we completed a downsizing of the number of associates employed. We undertook the downsizing to reduce operating expenses in order to preserve our existing capital resources for research and development programs.

         In December 1999, we sold $27.7 million of our gross state net operating loss carryforwards and $645,000 of our state research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allowed qualified technology and biotechnology business in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The total tax value sold was $3,137,000, and the total proceeds received by us were $2,588,000, which was recorded as a tax benefit in the statement of operations.

         We anticipate that our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current and planned operations into 2001.

         The amount of our future capital requirements will depend on numerous factors, including the progress of our research and development programs, the conduct of preclinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

         Because of our long-term capital requirements, we may seek access to the public or private equity markets whenever conditions are favorable. We may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to us. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates.

         Our current priorities are the evaluation and possible continued development of ALT-711, our lead A.G.E. crosslink breaker candidate, and the continued development of pimagedine. We are focusing our resources on the development of ALT-711 and are actively seeking one or more corporate partners to help fund further development. We have also decided to pursue the continued development of pimagedine and are actively seeking one or more corporate partners to provide necessary funding. We believe that additional development of this compound and other product candidates will require us to find sources of funding.

         Effective August 7, 2000, our Common Stock was approved for listing on the American Stock Exchange under the symbol "ALT."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND AND RESULTS OF OPERATIONS (CONTINUED)


FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS

         Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in this section and elsewhere in this Form 10-Q. These factors include, but are not limited to, the risks set forth below. The forward-looking statements represent our judgment and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR NEEDS OR TO ALLOW US TO CONTINUE THE RESEARCH, PRODUCT DEVELOPMENT, PRECLINICAL TESTING AND CLINICAL TRIALS OF OUR PRODUCT CANDIDATES.

         We anticipate that our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current and planned operations into 2001. We will require substantial new funding in order to continue the research, product development, preclinical testing and clinical trials of our product candidates, including ALT-711 and pimagedine. We will also require additional funding for operating expenses, the pursuit of regulatory approvals for our product candidates and the establishment of marketing and sales capabilities. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing arrangements, commercialization activities, and the cost of product in-licensing and strategic acquisitions, if any. We cannot be certain that our cash reserves and other liquid assets will be adequate to satisfy our capital and operating requirements.

         We intend to seek funding through arrangements with corporate collaborators and through public or private sales of our securities, including equity securities, when and if conditions permit. In addition, we may pursue opportunities to obtain debt financing, including capital leases, in the future. We cannot be certain, however, that additional funding will be available on reasonable terms, if at all. Any additional equity financing would be dilutive to our stockholders. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our research and development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates.

WE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM ANY PRODUCTS.

         All of our product candidates are in the research or development stage. We cannot be certain that we will succeed in the development and marketing of any therapeutic or diagnostic product. To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and preclinical and clinical testing prior to potential regulatory approval and commercialization.

         We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and we cannot be certain that any clinical trials we undertake will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We cannot be certain that we will undertake additional clinical trials or that our product development efforts will be successfully completed, that required regulatory approvals can be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance. We do not expect any of our products, including ALT-711 and pimagedine, to be commercially available for a number of years, if at all.

WE MAY NEVER GENERATE PROFITS.

         All of our revenues to date have been generated from collaborative research agreements and financing activities, or interest income earned on these funds. We have not received any revenues from product sales. We cannot be certain that we will realize product revenues on a timely basis, if at all.

         At September 30, 2000, we had an accumulated deficit of $131,763,000. We anticipate that we will incur substantial, potentially greater losses in the future. We cannot be certain that our products under development will be successfully developed or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends in part on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We cannot be certain that we will obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates or that we will ever achieve product revenues or profitability.

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES.

         Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others.

         We have established collaborative arrangements with Gamida, Roche and IDEXX with respect to the development of drug therapies and diagnostics utilizing our scientific platforms. To succeed, we will have to develop additional relationships. We are seeking to establish new collaborative relationships to provide the funding necessary for continuation of our product development but we cannot be certain that such effort will be successful. If we are unable to enter into or manage additional collaborators, our programs may suffer and we may be unable to develop products.

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

         We will, in some cases, be dependent upon outside partners to conduct preclinical testing and clinical trials and to provide adequate funding for our development programs. Our corporate partners may have all or a significant portion of the development and regulatory approval responsibilities. Failure of the corporate partners to develop marketable products or to gain the appropriate regulatory approvals on a timely basis, if at all, would have a material adverse effect on our business, financial condition and results of operations.

         In most cases, we will not be able to control the amount and timing of resources that our corporate partners devote to our programs or potential products. If any of our corporate partners breached or terminated their agreements with us or otherwise failed to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs could be delayed, and we would be required to devote additional resources to product development and commercialization or terminate certain development programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         We cannot be certain that disputes will not arise in the future with respect to the ownership of rights to any technology we develop with third parties. These and other possible disagreements between us and collaborators could lead to delays in the collaborative research, development or commercialization of product candidates or could require or result in litigation or arbitration, which would be time-consuming and expensive and would have a material adverse effect on our business, financial condition and results of operations.

         Any corporate partners we have may develop, either alone or with others, products that compete with the development and marketing of our products. Competing products, either developed by the corporate partners or to which the corporate partners have rights, may result in their withdrawal of support with respect to all or a portion of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT THE PROPRIETARY RIGHTS THAT ARE CRITICAL TO OUR SUCCESS.

         Our success will depend on our ability to obtain patent protection for our products, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and abroad.

         We cannot be certain that competitors will not develop competitive products outside the protection that may be afforded by the claims of our patents. We are aware that other parties have been issued patents and have filed patent applications in the United States and foreign countries with respect to other agents which impact A.G.E. or A.G.E. crosslink formation.

         The degree of patent protection afforded to pharmaceutical inventions is uncertain and our potential products are subject to this uncertainty. Pimagedine is not a novel compound and is not covered by a composition-of-matter patent. The patents covering pimagedine are use patents containing claims covering therapeutic indications and the use of specific compounds and classes of compounds to inhibit A.G.E. formation. Competitors may develop and commercialize pimagedine or pimagedine-like products for indications outside of the protection provided by the claims of our use patents. Physicians, pharmacies and wholesalers could then substitute for our pimagedine products. Substitution for our pimagedine products would have a material adverse effect on our business, financial condition and results of operations. Use patents may afford a lesser degree of protection in certain foreign countries due to their patent laws. In addition, although we have several patent applications pending to protect proprietary technology and potential products, we cannot be certain that these patents will be issued, that the claims of any patents which do issue will provide any significant protection of our technology or products, or that we will enjoy any patent protection beyond the expiration dates of our currently issued patents.

         We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to maintain, develop and expand our competitive position, which we seek to protect, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. We also have invention or patent assignment agreements with our employees and certain, but not all, corporate partners and consultants. We cannot be certain that relevant inventions will not be developed by a person not bound by an invention assignment agreement. We cannot be certain that binding agreements will not be breached, that we would have adequate remedies for such breach, or that our trade secrets will not otherwise become known to or be independently discovered by competitors.

WE CANNOT BE CERTAIN THAT REGULATORY APPROVALS WILL BE OBTAINED FOR OUR
PRODUCTS.

         Our research, preclinical testing and clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous regulation by numerous governmental authorities in the United States and in other countries where we intend to test and market our product candidates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


          Prior to marketing, any product we develop must undergo an extensive regulatory approval process. This regulatory process, which includes preclinical testing and clinical trials, and may include post-marketing surveillance, of each compound to establish its safety and efficacy, can take many years and can require the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. In addition, we may encounter delays or rejections based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted new drug application (NDA). We may encounter similar delays in foreign countries. We cannot be certain that regulatory approval will be obtained for any drugs we develop. Moreover, regulatory approval may entail limitations on the indicated uses of the drug. Further, even if regulatory approval is obtained, a marketed drug and its manufacturer are subject to continuing review and discovery of previously unknown problems with a product or manufacturer which may have adverse effects on our business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including preclinical testing and clinical trials, the approval process or post-approval, may result in various adverse consequences including the FDA's delay in approving, or its refusal to approve, a product withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. None of our products has been approved for commercialization in the United States or elsewhere. We cannot be certain that we will be able to obtain FDA approval for any products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude our licensees or marketing partners from marketing our products or limit the commercial use of such products and will have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES IN THE DEVELOPMENT AND MARKETING OF CURES AND THERAPIES FOR DIABETES, CARDIOVASCULAR DISEASES AND THE OTHER CONDITIONS FOR WHICH WE SEEK TO DEVELOP PRODUCTS.

         We are engaged in pharmaceutical fields characterized by extensive research efforts and rapid technological progress. Many established pharmaceutical and biotechnology companies with resources greater than ours are attempting to develop products that would be competitive with our products. Other companies may succeed in developing products that are safer, more efficacious or less costly than any that we may develop and may also be more successful than us in production and marketing. Rapid technological development by others may result in the our products becoming obsolete before we recover a significant portion of the research, development or commercialization expenses incurred with respect to those products.

         Certain technologies under development by other pharmaceutical companies could result in a cure for diabetes or the reduction of the incidence of diabetes and its complications. For example, a number of companies are investigating islet cell transplantation as a possible cure for Type I diabetes. Results of a study conducted by the National Institutes of Health, known as the DCCT, published in 1993, showed that tight glucose control reduced the incidence of diabetic complications. Several pharmaceutical companies have introduced new products for glucose control for the management of hyperglycemia in Type II diabetes. In addition, several large companies have initiated or expanded research, development and licensing efforts to build a diabetic pharmaceutical franchise focusing on diabetic nephropathy, neuropathy, retinopathy and related conditions. An example of this is research seeking anti-angiogenesis drugs for the potential treatment of diabetic retinopathy. It is possible that one or more of these initiatives may reduce or eliminate the market for some of our products.

         In addition, a broad range of cardiovascular drugs are under development by many pharmaceutical and biotechnology companies. It is possible that one or more of these initiatives may reduce or eliminate the market for some of our products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


EFFORTS TO REDUCE HEALTHCARE COSTS MAY AFFECT OUR OPERATIONS.

         Our business, financial condition and results of operations may be materially adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state initiatives to control and/or reduce pharmaceutical expenditures. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that we receive for any products we may develop and sell in the future and have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on our corporate partners, our ability to commercialize our products may be adversely affected.

         Our ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the products will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors, including Medicare, are increasingly challenging the prices charged for medical products and services. We cannot be certain that any third-party insurance coverage will be available to patients for any products developed by us. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. If adequate coverage and reimbursement levels are not provided by government and other third-party payors for our products, the market acceptance of these products would be adversely affected.

WE HAVE NO EXPERIENCE IN MARKETING OR SALES AND MAY HAVE TO RELY ON OTHERS TO MARKET AND SELL ANY PRODUCTS WE MAY DEVELOP, WHICH MAY IMPAIR OUR ABILITY TO DELIVER PRODUCTS.

         For certain of our products, we have licensed exclusive marketing rights to our corporate partners or formed collaborative marketing arrangements within specified territories in return for royalties to be received on sales, a share of profits or beneficial transfer pricing. These agreements are terminable at the discretion of our partners upon as little as 90 days' prior written notice. If the licensee or marketing partner terminates an agreement or fails to market a product successfully, our business, financial condition and results of operations may be adversely affected.

         We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any approved product, we must either develop a marketing and sales force or, where appropriate or permissible, enter into arrangements with third parties to market and sell our products. We cannot be certain that we will develop successfully marketing and sales experience or that we will be able to enter into marketing and sales agreements with others on acceptable terms, if at all, or that any such arrangements, if entered into, will not be terminated. If we develop our own marketing and sales capability, it will compete with other companies that currently have experienced, well funded and larger marketing and sales operations. To the extent that the we enter into co-promotion or other sales and marketing arrangements with other companies, revenues will depend on the efforts of others, and we cannot be certain that their efforts will be successful.

WE HAVE NO EXPERIENCE IN MANUFACTURING PRODUCTS AND MAY HAVE TO RELY ON OTHERS TO MANUFACTURE ANY PRODUCTS WE MAY DEVELOP, WHICH MAY IMPAIR OUR ABILITY TO DEVELOP OR DELIVER PRODUCTS.

         We have no experience in manufacturing products for commercial purposes and do not have manufacturing facilities. Consequently, we are dependent on contract manufacturers for the production of products for development and commercial purposes. The manufacture of our products for clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA. In the event that we are unable to obtain or retain third-party manufacturing for our products, we will not be able to commercialize such products as planned. We cannot be certain that we will be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. Our current dependence upon others for the manufacture of our products may adversely affect our profit margin, if any, on the sale of future products and our ability to develop and deliver such products on a timely and competitive basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


USE OF ANY PRODUCTS WE DEVELOP MAY RESULT IN LIABILITY CLAIMS.

         The use of any of our potential products in clinical trials and the sale of any approved products, including the testing and commercialization of ALT-711 or pimagedine, may expose us to liability claims resulting from the use of products or product candidates. These claims might be made directly by consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials. However, coverage is becoming increasingly expensive, and we cannot be certain that we will be able to maintain insurance or, if maintained, that insurance can be acquired at a reasonable cost or in sufficient amounts to protect us against losses due to liability that could have a material adverse effect on our business, financial conditions and results of operations. We cannot be certain that we will be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future or that insurance coverage and our resources would be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO ATTRACT AND RETAIN THE KEY PERSONNEL ON WHOM OUR SUCCESS DEPENDS.

         We are highly dependent on the principal members of our management and scientific staff. The loss of services of any of these personnel could impede the achievement of our development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We cannot be certain that we will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed outside Alteon and may have commitments to or consulting or advisory contracts with other entities that may limit their availability to us.

OUR OPERATIONS INVOLVE A RISK OF INJURY OR DAMAGE FROM HAZARDOUS MATERIALS.

         Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages or fines that result. Such liability could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk for changes in interest rates relates primarily to our investment in marketable securities. We do not use derivative financial instruments in our investments. Our investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. We prepared a detailed market risk disclosure of these investments in our 1999 annual report on Form 10-K. There have been no material changes in our market risk position since December 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On July 13, 2000 and August 8, 2000, Colby S. Parks and Marion H. Parks filed suits against us in the United States District Court for the Middle District of North Carolina and the Superior Court of Chatham County, North Carolina, respectively, claiming unspecified damages for injuries Mr. Parks allegedly sustained as a result of his participation in one of our clinical trials. Our liability insurance carrier is defending these actions.

          On October 20, 2000, Charles L. Grimes, one of our stockholders, and his wife, Jane Gillespie Grimes, filed a complaint against us in the Court of Chancery in Delaware, claiming breach of an alleged agreement with us which would have entitled Mr. Grimes to purchase 10% of our private placement of $6,235,000 of common stock and warrants in September 2000. We believe the suit is without merit and intend to defend it vigorously.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the period covered by this quarterly report on Form 10-Q, we sold securities that were not registered under the Securities Act, as follows:

          In September 2000, we entered into an agreement with EGM Medical Technology Fund, L.P., EGM Medical Technology Offshore Fund, Narragansett I, L.P., Narragansett Offshore, Ltd., S.A.C. Capital Associates, LLC, SDS Merchant Fund, LP and Herriot Tabuteau, pursuant to which we will sell such parties, in a private placement, an aggregate of 2,834,088 shares of common stock (the "Shares") and warrants to purchase 1,133,636 shares of common stock (the "Warrants") for an aggregate purchase price of $6,235,000. The exercise price of the Warrants, which have a term of seven years, is $3.40 per share. The closing of the sale of one-half of the Shares and Warrants was completed on September 29, 2000. We have filed a registration statement covering resale by the purchasers of the Shares and of the common stock to be issued upon exercise of the Warrants. The closing of the sale of the remainder of the Shares and Warrants will occur following the effectiveness of such registration statement.

          The sale and issuance of securities in the transaction described above were exempt from registration under the Securities Act by virtue of Rule 506 of Regulation D. The securities were offered and sold only to accredited investors and the applicable requirements of Regulation D were met.

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

         4.3 Amendment to Stockholders' Rights Agreement dated as of December 1, 1997, between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 1997.)

         4.4 Registration Rights Agreement dated September 29, 2000. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2000.)

         4.5 Form of Series 1 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 5, 2000.)

         4.6 Form of Series 2 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 5, 2000.)

         10.1 Common Stock and Warrants Purchase Agreement dated as of September 29, 2000, among Alteon Inc. and EGM medical Technology Fund, L.P., EGM Medical Technology Offshore Fund, Narragansett I, L.P., Narragansett Offshore, Ltd., S.A.C. Capital Associates, LLC, SDS Merchant Fund, LP and Herriot Tabuteau. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2000.)

         10.2 * Development Services Agreement dated as of September 25, 2000, between Hemomax, LLC and Alteon Inc.

         27       Financial Data Schedule.

                  * Confidential treatment has been requested for a portion of this agreement.

b) No reports on Form 8-K were filed during the quarter ended September 30, 2000:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 13, 2000

                                 ALTEON INC.


                                 By:        /s/Kenneth I. Moch
                                 --------------------------------------------
                                 Kenneth I. Moch
                                 President and Chief Executive Officer
                                 (principal executive officer)


                                 By:        /s/Elizabeth A. O'Dell
                                 --------------------------------------------
                                 Elizabeth A. O'Dell
                                 Vice President Finance and Administration,
                                 Secretary and Treasurer
                                 (principal finance and accounting officer)

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

         4.3 Amendment to Stockholders' Rights Agreement dated as of December 1, 1997, between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 1997.)

         4.4 Registration Rights Agreement dated September 29, 2000. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2000.)

         4.5 Form of Series 1 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 5, 2000.)

         4.6 Form of Series 2 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 5, 2000.)

         10.1 Common Stock and Warrants Purchase Agreement dated as of September 29, 2000, among Alteon Inc. and EGM medical Technology Fund, L.P., EGM Medical Technology Offshore Fund, Narragansett I, L.P., Narragansett Offshore, Ltd., S.A.C. Capital Associates, LLC, SDS Merchant Fund, LP and Herriot Tabuteau (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2000.)

         10.2 * Development Services Agreement dated as of September 25, 2000, between Hemomax, LLC and Alteon Inc.

         27       Financial Data Schedule.

                  * Confidential treatment has been requested for a portion of this agreement.