Form 10-Q
period 2001-06-30
ALTEON INC /DE
filed 2001-08-14
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16043
                       ---------

                                   ALTEON INC.
                          -----------------------------
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

                                 Not Applicable
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes  X    No
                                       -----    -----

On August 6, 2001, 27,180,909 shares of Registrant's Common Stock were outstanding.

                               Page 1 of 20 pages
                         The Exhibit Index is on page 20

                                   ALTEON INC.

                                      INDEX

                                                                                                          Page No.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of June 30, 2001 and

            December 31, 2000...........................................................                     3

          Statements of Operations for the three months
            and six months ended June 30, 2001 and 2000.................................                     4

          Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000................................................                     5

          Notes to Financial Statements.................................................                     6

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations.................................                     8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................                    16


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................                    17

Item 4.   Submission of Matters to a Vote of Security-Holders...........................                    17

Item 6.   Exhibits and Reports on Form 8-K..............................................                    18

SIGNATURES  ............................................................................                    19

INDEX TO EXHIBITS  .....................................................................                    20

                         PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                          June 30,                December 31,
                                                                            2001                      2000
                                                                      ---------------            -------------
Current Assets:

   Cash and cash equivalents....................................      $     1,286,479            $   3,600,328
   Short-term investments.......................................            4,360,452                6,354,479
   Other current assets.........................................              708,176                1,735,660
                                                                      ---------------            -------------

     Total current assets.......................................            6,355,107               11,690,467

   Property and equipment, net..................................            1,395,791                1,696,082
   Deposits and other assets....................................                2,815                    2,815
                                                                      ---------------            -------------

Total assets....................................................      $     7,753,713            $  13,389,364
                                                                      ===============            =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable.............................................      $       451,290            $     304,779
   Accrued expenses.............................................            1,596,705                1,631,579
                                                                      ---------------            -------------

     Total current liabilities..................................            2,047,995                1,936,358
                                                                      ---------------            -------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value, 1,993,329 shares authorized, and 951 and 912 of Series G and 2,856 and 2,739 of Series H
     shares issued and outstanding, as of June 30, 2001 and
     December 31, 2000, respectively............................                   38                       37

   Common Stock, $0.01 par value, 80,000,000 shares authorized, and
     22,680,909 and 22,399,660 shares issued and outstanding, as of
     June 30, 2001 and December 31, 2000, respectively..........              226,809                  223,997

   Additional paid-in capital ..................................          147,376,380              145,241,265

   Accumulated deficit..........................................         (141,901,190)            (134,011,423)

   Accumulated other comprehensive income/(loss)................                3,681                     (870)
                                                                      ---------------           --------------

     Total stockholders' equity.................................            5,705,718               11,453,006
                                                                      ---------------           --------------

Total liabilities and stockholders' equity......................      $     7,753,713            $  13,389,364
                                                                      ===============            =============


         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   For the Three Months                     For the Six Months
                                                                       Ended June 30,                         Ended June 30,
                                                              -------------------------------       -------------------------------
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
Revenues:

   Investment income.......................................   $    100,118       $    142,533       $    252,646       $    308,669


Expenses:

   Research and development (which includes non-cash
     stock compensation (benefit)/expense of ($101,482)
     and $0, for the three months ended June 30, 2001
     and June 30, 2000, respectively, and $136,155 and
     $0, for the six months ended June 30, 2001 and
     June 30, 2000, respectively)..........................      1,990,639          1,335,313          4,201,180          3,002,803

   General and administrative (which includes non-cash
     stock compensation (benefit)/expense of ($757,899)
     and $0, for the three months ended June 30, 2001
     and June 30, 2000, respectively, and $73,289 and $0,
     for the six months ended June 30, 2001 and June
     30, 2000, respectively)...............................        415,864          1,066,649          2,385,984          2,161,327
                                                              ------------       ------------       ------------       ------------

      Total expenses.......................................      2,406,503          2,401,962          6,587,164          5,164,130
                                                              ------------       ------------       ------------       ------------

Net loss...................................................   $ (2,306,385)      $ (2,259,429)      $ (6,334,518)      $ (4,855,461)
                                                              ------------       ------------       ------------       ------------

   Preferred stock dividends...............................        789,985            724,397          1,555,250          1,433,802
                                                              ------------       ------------       ------------       ------------

Net loss applicable to common stockholders.................   $ (3,096,370)      $ (2,983,826)      $ (7,889,768)      $ (6,289,263)
                                                              ============       ============       ============       ============


Basic/diluted loss per share to common stockholders........   $      (0.14)      $      (0.15)      $      (0.35)      $      (0.33)
                                                              ============       ============       ============       ============

Weighted average common shares used in computing
   basic and diluted loss per share........................     22,599,826         19,350,086         22,545,183         19,290,607
                                                              ============       ============       ============       ============
















         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the Six Months
                                                                                           Ended June 30,
                                                                                 -------------------------------
                                                                                      2001              2000
                                                                                 ------------       ------------
Cash Flows from Operating Activities:
   Net loss.................................................................     $ (6,334,518)      $ (4,855,461)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization............................................          322,258            411,296
   Amortization of deferred compensation....................................           89,315            163,794
   Non-cash compensation expense related to
     variable plan employee stock options...................................          209,444                 --

Changes in operating assets and liabilities:
   Other current assets.....................................................        1,027,484           (242,299)
   Accounts payable and accrued expenses....................................          111,637           (488,121)
                                                                                 ------------       ------------

     Net cash used in operating activities..................................       (4,574,380)        (5,010,791)
                                                                                 ------------       ------------

Cash Flows from Investing Activities:
   Capital expenditures.....................................................          (21,966)           (50,134)
   Purchases of marketable securities.......................................       (6,250,423)       (16,465,011)
   Sales and maturities of marketable securities............................        8,249,000         19,160,688
                                                                                 ------------       ------------

     Net cash provided by investing activities..............................        1,976,611          2,645,543
                                                                                 ------------       ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock...............................          283,920            174,640
                                                                                 ------------       ------------

Net decrease in cash and cash equivalents...................................       (2,313,849)        (2,190,608)
Cash and cash equivalents, beginning of period..............................        3,600,328          5,335,529
                                                                                 ------------       ------------

Cash and cash equivalents, end of period....................................     $  1,286,479       $  3,144,921
                                                                                 ============       ============




         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 4 - COMPREHENSIVE INCOME/(LOSS)

         The following sets forth comprehensive income as required by SFAS 130 for the periods ended June 30, 2001 and 2000 (dollars in thousands):

                                                           2001          2000
                                                         -------       -------
Net Loss.............................................    $(6,335)      $(4,855)
Net Unrealized Gain/(Loss) on Marketable Securities..          5            (2)
                                                         -------       -------
Comprehensive Loss...................................    $(6,330)      $(4,857)
                                                         =======       =======

NOTE 5 - STOCK COMPENSATION

         In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, the Company repriced certain stock options. This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair market value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. The total non-cash stock compensation (benefit)/expense resulting from the repricing for the three and six months ending June 30, 2001, is ($859,381) and $209,444, respectively, which includes research and development charges of ($101,482) and $136,155, respectively, and general and administrative charges of ($757,899) and $73,289, respectively.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

         During June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

         SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001, be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

         Based on the Company's current activities, the adoption of these pronouncements will not have a material impact on the Company's results of operations, cash flows or financial position.

NOTE 7 - SUBSEQUENT EVENTS

         In July 2001, the Company completed a public offering of 4,500,000 shares of Common Stock, which provided net proceeds of approximately $9.4 million.

         In connection with the offering, certain previously issued warrants were repriced pursuant to antidilution provisions contained in the warrants. This will result in a non-cash charge in the quarter ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Alteon is discovering and developing oral drugs for the treatment of diseases of aging and diabetes. Our lead product candidates are unlike any drugs currently prescribed, and target some of the largest pharmaceutical markets, such as cardiovascular and kidney diseases. Three of our compounds are in clinical development; several others are undergoing pre-clinical testing. These potential pharmaceutical products were discovered as a result of our research on structures called Advanced Glycosylation End-products, or A.G.E.s, that are formed in our body and accumulate as we age, potentially resulting in many medical disorders.

         Our lead compound, ALT-711, is initially being developed for cardiovascular disease, including isolated systolic hypertension. We recently completed a Phase IIa trial to evaluate the effect of ALT-711 on cardiovascular compliance. Based on the positive results of this trial, we have initiated a Phase IIb efficacy trial of ALT-711.

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

         Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of approximately $141,901,000 as of June 30, 2001, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

         We have financed our operations through proceeds from an initial public offering of Common Stock in 1991, a follow-on offering of Common Stock completed in 1995, and private placements of common and preferred equity securities, revenue from present and former collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash balances and short-term investments and the sale of a portion of our New Jersey State Net Operating Losses carryforwards. In July 2001, we completed a public offering of 4,500,000 shares of Common Stock, which provided net proceeds of approximately $9.4 million.

         In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occur prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, we repriced certain stock options. This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair market value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. The total non-cash stock compensation (benefit)/expense resulting from the repricing and included in net loss for the three and six months ended June 30, 2001, is ($859,000) and $209,000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Total revenues for the three months ended June 30, 2001, and the three months ended June 30, 2000, were $100,000 and $143,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 30.0% decrease in income was attributable to the decrease in cash, cash equivalents and short-term investment balances.

         Our total expenses increased to $2,407,000 for the three months ended June 30, 2001, from $2,402,000 for the three months ended June 30, 2000, and in 2001 includes ($859,000) of non-cash stock compensation benefit related to variable plan employee stock options (See Note 5 to the Financial Statements).

         Research and development expenses were $1,991,000 for the three months ended June 30, 2001, which includes ($101,000) for non-cash stock compensation, and $1,335,000 for the three months ended June 30, 2000, an increase of 49.1%. Excluding non-cash stock compensation, research and development expenses increased by 56.7%. Research and development expenses primarily consist of third-party expenses associated with pre-clinical and clinical studies, manufacturing costs of clinical supplies, personnel and personnel-related expenses and an allocation of facility expenses. Increases for the three months ended June 30, 2001, included the cost of ongoing studies of ALT-711, as well as manufacturing and personnel costs. For the three months ended June 30, 2000, expenses included costs for the Phase IIa clinical trial, which was completed in the fourth quarter of 2000.

         General and administrative expenses decreased to $416,000 for the three months ended June 30, 2001 from $1,067,000 for the same period in 2000, and in 2001 includes non-cash stock compensation benefit of ($758,000). Excluding non-cash stock compensation, general and administrative expenses were $1,174,000, an increase of $107,000 or 10.0%.

         Our net loss applicable to common stockholders increased to $3,096,000 for the three months ended June 30, 2001, from $2,984,000 in the same period in 2000 an increase of 3.8%. This was primarily a result of increased research and development expenses, offset by non-cash stock compensation benefit, decreased investment income and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $790,000 and $724,000 for the three months ended June 30, 2001 and 2000, respectively.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Total revenues for the six months ended June 30, 2001, and the six months ended June 30, 2000, were $253,000 and $309,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 18.1% decrease in income was attributable to the decrease in cash, cash equivalents and short-term investment balances.

         Our total expenses increased to $6,587,000 for the six months ended June 30, 2001, from $5,164,000 for the six months ended June 30, 2000, and in 2001 includes $209,000 of non-cash stock compensation expense related to variable plan employee stock options (See Note 5 to the Financial Statements).

         Research and development expenses were $4,201,000 for the six months ended June 30, 2001, which includes $136,000 for non-cash stock compensation, and $3,003,000 for the six months ended June 30, 2000, an increase of 39.9%. Excluding non-cash stock compensation, research and development expenses increased by 35.4%. Research and development expenses primarily consist of third-party expenses associated with pre-clinical and clinical studies, manufacturing costs of clinical supplies, personnel and personnel-related expenses and an allocation of facility expenses. Increases for the six months ended June 30, 2001, resulted from the cost of ongoing ALT-711 studies, including toxicology, as well as manufacturing and personnel costs. For the six months ended June 30, 2000, expenses included costs for the Phase IIa clinical trial, which was completed in the fourth quarter of 2000.

         General and administrative expenses increased to $2,386,000 for the six months ended June 30, 2001 from $2,161,000 for the same period in 2000, and in 2001 includes non-cash stock compensation expense of $73,000 (See Note 5 to the Financial Statements). Excluding non-cash stock compensation, general and administrative expenses increased $152,000 or 7.0%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our net loss applicable to common stockholders increased to $7,890,000 for the six months ended June 30, 2001, from $6,289,000 in the same period in 2000 an increase of 25.5%. This was primarily a result of increased research and development expenses, the inclusion of non-cash stock compensation, decreased investment income and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $1,555,000 and $1,434,000 for the six months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash, cash equivalents and short-term investments at June 30, 2001, of $5,647,000 compared to $9,955,000 at December 31, 2000. This is a decrease in cash, cash equivalents and short-term investments for the six months ended June 30, 2001, of $4,308,000. This consisted of $6,122,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs and facility expenses and approximately $22,000 of capital expenditures. This was offset by the receipt of $1,548,000 from the sale of our NOLs and $284,000 of financing activities related to proceeds from stock option exercises. As of June 30, 2001, we had invested $7,466,000 in capital equipment and leasehold improvements.

         In July 2001, we completed a public offering of 4,500,000 shares of Common Stock, which provided net proceeds of approximately $9.4 million.

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

         We anticipate that our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations into the second half of 2002. While we expect to apply a portion of the proceeds of our July 2001 sale of Common Stock to the Phase IIb efficacy trial of ALT-711, the timing and extent of ALT-711's clinical development will be determined by our ability to secure additional financing. In addition, we will require substantial new funding in order to continue the research, product development, pre-clinical testing and clinical trials of our other product candidates, including Pimagedine. We will also require additional funding for operating expenses, the pursuit of regulatory approvals for our product candidates and the establishment of marketing and sales capabilities.

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

         Our current priorities are the evaluation and continued development of ALT-711, our lead A.G.E. Crosslink Breaker candidate, and determining the optimal course for the continued development of Pimagedine. We are focusing our resources on the development of ALT-711. As we continue clinical development of ALT-711, we will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound throughout the world. We have also decided to pursue the continued development of Pimagedine and are actively seeking one or more corporate partners. As described above, we believe that additional development of this compound and other product candidates will require us to find sources of funding.

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

         We anticipate that our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations into the second half of 2002. While we expect to apply a portion of the proceeds of our July 2001 sale of Common Stock to the Phase IIb efficacy trial of ALT-711, the timing and extent of ALT-711's clinical development will be determined by our ability to secure additional financing. In addition, we will require substantial new funding in order to continue the research, product development, pre-clinical testing and clinical trials of our other product candidates, including ALT-711 and Pimagedine. We will also require additional funding for operating expenses, the pursuit of regulatory approvals for our product candidates and the establishment of marketing and sales capabilities.

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

         At June 30, 2001, we had an accumulated deficit of $141,901,000. We anticipate that we will incur substantial, potentially greater losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

PRIOR STOCK OPTION REPRICING MAY HAVE AN ADVERSE EFFECT ON OUR FUTURE FINANCIAL PERFORMANCE.

         Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999, in order to bolster employee retention. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. This repricing may have a material adverse impact on future financial performance based on Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair market value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire.

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

         The use of any of our potential products in clinical trials and the sale of any approved products, including the testing and commercialization of ALT-711 or Pimagedine, exposes us to liability claims resulting from the use of products or product candidates. A claim has been made by a participant in one of our clinical trials, and additional claims might be made directly by other such participants, consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials. However, coverage is becoming increasingly expensive, and we may not be able to maintain or acquire insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability that could have a material adverse effect on our business, financial conditions and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future and insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

         On October 20, 2000, Charles L. Grimes, one of our stockholders, and his wife, Jane Gillespie Grimes, filed a complaint against us in the Court of Chancery in Delaware, claiming breach of an alleged agreement with us which would have entitled Mr. Grimes to purchase 10% of our private placement of $6,235,000 of common stock and warrants in September 2000. We filed a motion to dismiss stating that Mr. and Mrs. Grimes had failed to state a claim as a matter of law. Pursuant to a decision and order of the Delaware Chancery Court, the case was dismissed on April 12, 2001. Mr. and Mrs. Grimes have filed an appeal to the Supreme Court of Delaware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on June 5, 2001. The following matters were voted upon at the Meeting: (i) the election of two directors, (ii) a proposal to amend our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 80,000,000, (iii) a proposal to amend our 1995 Stock Option Plan to increase the available number of shares from 4,000,000 to 7,000,000 and (iv) the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2001.

         (i)The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of such nominee:

              Name                               Votes For                      Votes Withheld
              ----                               ---------                      --------------
            Marilyn G. Breslow                   16,717,737                        548,435
            Alan J. Dalby                        16,717,437                        548,735

         (ii) The number of votes cast for, against and abstaining from the proposal to amend our Restated Certificate of Incorporation, were as follows:

            Votes For                     Votes Against                    Abstentions
            ---------                     -------------                    -----------
            16,384,915                       835,313                          45,944

         (iii) The number of votes cast for, against and abstaining from the proposal to amend our 1995 Stock Option Plan and the number of broker non-votes with respect to this proposal, were as follows:

                                                                                     Broker
            Votes For               Votes Against            Abstentions            Non-Votes
            ---------               -------------            -----------            ---------
            4,649,947                 2,613,048                59,064               9,944,113

         (iv) The number of votes cast for, against and abstaining from the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2001, were as follows:

            Votes For                     Votes Against                    Abstentions
            ---------                     -------------                    -----------
            16,840,270                       374,786                          51,116

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

       3.7      Certificate of Retirement dated November 20, 2000, of Alteon
                Inc. (Incorporated by reference to Exhibit 3.8 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                2000.)

       3.8      Certificate of Amendment to Restated Certificate of
                Incorporation of Alteon Inc., dated June 7, 2001.

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

b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001

                                            ALTEON INC.

                                            By:        /s/Kenneth I. Moch
                                            ------------------------------------
                                            Kenneth I. Moch
                                            Chairman of the Board, President
                                            and Chief Executive Officer
                                            (principal executive officer)


                                            By:        /s/Elizabeth A. O'Dell
                                            ------------------------------------
                                            Elizabeth A. O'Dell
                                            Vice President, Finance,
                                            Secretary and Treasurer
                                            (principal finance and accounting
                                            officer)

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

   3.7      Certificate of Retirement dated November 20, 2000, of Alteon Inc.
            (Incorporated by reference to Exhibit 3.8 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 2000.)

   3.8      Certificate of Amendment to Restated Certificate of Incorporation of
            Alteon Inc., dated June 7, 2001.

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