Form 10-Q
period 2001-09-30
ALTEON INC /DE
filed 2001-11-13
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16043

                                   ALTEON INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3304550
-------------------------------             ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

On November 2, 2001, 27,262,640 shares of Registrant's Common Stock were outstanding.

                               Page 1 of 19 pages
                         The Exhibit Index is on page 19

                                   ALTEON INC.

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of September 30, 2001 and
            December 31, 2000..................................................      3

          Statements of Operations for the three months
            and nine months ended September 30, 2001 and 2000..................      4

          Statements of Cash Flows for the nine months
            ended September 30, 2001 and 2000..................................      5

          Notes to Financial Statements........................................      6

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations........................      8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........     16


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings....................................................     17

Item 6.   Exhibits and Reports on Form 8-K.....................................     17

SIGNATURES  ...................................................................     18

INDEX TO EXHIBITS  ............................................................     19

                         PART I - FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                                   ALTEON INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                   September 30,          December 31,
                                                                        2001                 2000
                                                                   -------------         -------------
Current Assets:

   Cash and cash equivalents ..............................        $   4,548,792         $   3,600,328
   Short-term investments .................................            8,552,640             6,354,479
   Other current assets ...................................              474,930             1,735,660
                                                                   -------------         -------------

     Total current assets .................................           13,576,362            11,690,467

   Property and equipment, net ............................            1,266,493             1,696,082
   Deposits and other assets ..............................                2,815                 2,815
                                                                   -------------         -------------

Total assets ..............................................        $  14,845,670         $  13,389,364
                                                                   =============         =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable .......................................        $     399,220         $     304,779
   Accrued expenses .......................................            1,836,585             1,631,579
                                                                   -------------         -------------

     Total current liabilities ............................            2,235,805             1,936,358
                                                                   -------------         -------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value,
     1,993,329 shares authorized, and 971 and
     912 of Series G and 2,917, and 2,739 of
     Series H shares issued and outstanding,
     as of September 30, 2001 and
     December 31, 2000, respectively ......................                   39                    37

   Common Stock, $0.01 par value,
     80,000,000 shares authorized, and
     27,262,640 and 22,399,660 shares issued
     and outstanding, as of September 30, 2001
     and December 31, 2000, respectively ...................             272,626               223,997

   Additional paid-in capital .............................          157,456,401           145,241,265

   Accumulated deficit ....................................         (145,140,380)         (134,011,423)

   Accumulated other comprehensive income/(loss) ..........               21,179                  (870)
                                                                   -------------         -------------

     Total stockholders' equity ...........................           12,609,865            11,453,006
                                                                   -------------         -------------

Total liabilities and stockholders' equity ................        $  14,845,670         $  13,389,364
                                                                   =============         =============

        The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     For the Three Months             For the Nine Months
                                                                      Ended September 30,              Ended September 30,
                                                                 -----------------------------     -----------------------------
                                                                     2001             2000             2001             2000
                                                                 ------------     ------------     ------------     ------------
Revenues:

   Investment income ........................................    $    107,404     $    109,771     $    360,050     $    418,439

Expenses:

   Research and development
     (which includes non-cash stock compensation
     (benefit)/expense of $(52,676) and $160,276,
     for the three months ended September 30, 2001
     and September 30, 2000, respectively, and $83,479
     and $160,276, for the nine months ended
     September 30, 2001 and September 30, 2000,
     respectively) ...........................................      1,824,239        1,736,549        6,025,419        4,739,352

   General and administrative
     (which includes non-cash stock compensation
     (benefit)/expense of $(401,344) and $549,019,
     for the three months ended September 30, 2001
     and September 30, 2000, respectively, and
     $(328,055) and $549,019, for the nine months
     ended September 30, 2001 and September 30, 2000,
     respectively) ...........................................        497,236        1,602,814        2,883,220        3,764,142
                                                                 ------------     ------------     ------------     ------------

        Total expenses .......................................      2,321,475        3,339,363        8,908,639        8,503,494
                                                                 ------------     ------------     ------------     ------------

Net loss .....................................................   $ (2,214,071)    $ (3,229,592)    $ (8,548,589)    $ (8,085,055)
                                                                 ------------     ------------     ------------     ------------

   Preferred stock dividends .................................        815,591          747,835        2,370,841        2,181,637
   Common stock warrant deemed dividends .....................        209,528               --          209,528               --
                                                                 ------------     ------------     ------------     ------------

Net loss applicable to common stockholders ...................   $ (3,239,190)    $ (3,977,427)    $(11,128,958)    $(10,266,692)
                                                                 ============     ============     ============     ============

Basic/diluted loss per share to
   common stockholders .......................................   $      (0.13)    $      (0.20)    $      (0.47)    $      (0.53)
                                                                 ============     ============     ============     ============

Weighted average common shares used
   in computing basic/diluted loss per share .................     25,791,322       19,411,826       23,639,120       19,331,308
                                                                 ============     ============     ============     ============

         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the Nine Months
                                                                                                Ended September 30,
                                                                                       -------------------------------------
                                                                                           2001                     2000
                                                                                       ------------             ------------
Cash Flows from Operating Activities:
   Net loss ...............................................................            $ (8,548,589)            $ (8,085,055)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization ..........................................                 479,185                  591,937
   Amortization of deferred compensation ..................................                  91,038                  240,404
   Non-cash compensation (benefit)/expense
     related to variable plan employee stock options ......................                (244,576)                 709,295

Changes in operating assets and liabilities:

   Other current assets ...................................................               1,260,730                 (194,706)
   Accounts payable and accrued expenses ..................................                 299,447                 (295,019)
                                                                                       ------------             ------------

     Net cash used in operating activities ................................              (6,662,765)              (7,033,144)
                                                                                       ------------             ------------

Cash Flows from Investing Activities:
   Capital expenditures ...................................................                 (49,595)                 (58,383)
   Purchases of marketable securities .....................................             (14,198,112)              (5,184,978)
   Sales and maturities of marketable securities ..........................              12,022,000               11,427,817
                                                                                       ------------             ------------

     Net cash (used in)/provided by investing activities ..................              (2,225,707)               6,184,456
                                                                                       ------------             ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock .............................               9,836,936                3,318,789
                                                                                       ------------             ------------

Net increase in cash and cash equivalents .................................                 948,464                2,470,101
Cash and cash equivalents, beginning of period ............................               3,600,328                5,335,529
                                                                                       ------------             ------------

Cash and cash equivalents, end of period ..................................            $  4,548,792             $  7,805,630
                                                                                       ============             ============

         The accompanying notes are an integral part of this statement.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

NOTE 4 - COMPREHENSIVE INCOME/(LOSS)

         The following sets forth comprehensive income as required by SFAS 130 for the periods ended September 30, 2001 and 2000 (dollars in thousands):

                                                                     2001            2000
                                                                    -------         -------
         Net Loss ..........................................        $(8,549)        $(8,085)
         Net Unrealized Gain/(Loss) on Marketable Securities             22              (2)
                                                                    -------         -------
         Comprehensive Loss ................................        $(8,527)        $(8,087)
                                                                    =======         =======

NOTE 5 - STOCK COMPENSATION

         In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, the Company repriced certain stock options. This interpretation requires the Company to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair market value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. The total non-cash stock compensation (benefit)/expense resulting from the repricing for the three and nine months ending September 30, 2001, is $(454,020) and $(244,576), respectively, which includes research and development charges of $(52,676) and $83,479, respectively, and general and administrative charges of $(401,344) and $(328,055), respectively.

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

NOTE 7 - STOCKHOLDERS' EQUITY

         In July 2001, the Company completed a public offering of 4,500,000 shares of Common Stock, which provided net proceeds of approximately $9.4 million.

         In connection with the offering, certain previously issued warrants were repriced pursuant to antidilution provisions contained in the warrants. This resulted in a one-time, deemed dividend in the quarter of $209,528.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Alteon is discovering and developing oral drugs that reverse or slow down diseases of aging and diabetes. Our lead product candidates are unlike any drugs currently prescribed, and target some of the largest pharmaceutical markets, such as cardiovascular and kidney diseases. Three of our compounds are in clinical development; several others are undergoing pre-clinical testing. These potential pharmaceutical products were discovered as a result of our research on structures called Advanced Glycosylation End-products, or A.G.E.s, that are formed in our body and accumulate as we age, potentially resulting in many medical disorders.

         Our lead compound, ALT-711, is initially being developed for cardiovascular disease, including isolated systolic hypertension. We completed a Phase IIa trial to evaluate the effect of ALT-711 on cardiovascular compliance. Based on the positive results of this trial, we have initiated two Phase IIb efficacy trials of ALT-711.

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

         Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of approximately $145,140,000 as of September 30, 2001, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

         In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occur prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, we repriced certain stock options. This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair market value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. The total non-cash stock compensation (benefit)/expense resulting from the repricing and included in net loss for the three and nine months ended September 30, 2001, is $(454,000) and $(245,000), respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Total revenues for the three months ended September 30, 2001, and the three months ended September 30, 2000, were $107,000 and $110,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 2.7% decrease in income was attributable to the decrease in cash, cash equivalents and short-term investment balances.

         Our total expenses decreased to $2,321,000 for the three months ended September 30, 2001, from $3,339,000 for the three months ended September 30, 2000, and includes $(454,000) and $709,000, respectively, of non-cash stock compensation (benefit)/expense related to variable plan employee stock options (See Note 5 to the Financial Statements).

         Research and development expenses were $1,824,000 and $1,736,000 for the three months ended September 30, 2001 and 2000, respectively, which includes $(53,000) and $160,000, respectively, for non-cash stock compensation (benefit)/expense. Excluding non-cash stock compensation, research and development expenses increased by 19.1%. Research and development expenses primarily consist of third-party expenses associated with pre-clinical and clinical studies, manufacturing costs of clinical supplies, personnel and personnel-related expenses and an allocation of facility expenses. Increases for the three months ended September 30, 2001, included the cost of ongoing studies of ALT-711, including the initiation of the Phase IIb SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) trial, as well as manufacturing and personnel costs. For the three months ended September 30, 2000, expenses included costs for the Phase IIa clinical trial, which was completed in the fourth quarter of 2000.

         General and administrative expenses decreased to $497,000 for the three months ended September 30, 2001 from $1,603,000 for the same period in 2000, and includes non-cash stock compensation (benefit)/expense of $(401,000) and $549,000, respectively. Excluding non-cash stock compensation, general and administrative expenses were $899,000 and $1,054,000, respectively, a decrease of $155,000 or 14.7% due to decreased personnel and personnel-related costs.

         Our net loss applicable to common stockholders decreased to $3,239,000 for the three months ended September 30, 2001, from $3,977,000 in the same period in 2000, a decrease of 18.6%. This decrease was primarily a result of non-cash stock compensation (benefit) in 2001, offset by increased research and development expenses, decreased investment income and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $816,000 and $748,000 for the three months ended September 30, 2001 and 2000, respectively, and common stock warrant deemed dividends of $210,000 for the three months ended September 30, 2001 (See
Note 7 to the Financial Statements).

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Total revenues for the nine months ended September 30, 2001, and the nine months ended September 30, 2000, were $360,000 and $418,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 13.9% decrease in income was attributable to the decrease in cash, cash equivalents and short-term investment balances.

         Our total expenses increased to $8,909,000 for the nine months ended September 30, 2001, from $8,503,000 for the nine months ended September 30, 2000, and includes $(245,000) and $709,000, respectively, of non-cash stock compensation (benefit)expense related to variable plan employee stock options (See Note 5 to the Financial Statements).

         Research and development expenses were $6,025,000 and $4,739,000 for the nine months ended September 30, 2001 and 2000, respectively, which includes $83,000 and $160,000 of non-cash stock compensation expense, respectively. Excluding non-cash stock compensation, research and development expenses increased by 29.8%. Research and development expenses primarily consist of third-party expenses associated with pre-clinical and clinical studies, manufacturing costs of clinical supplies, personnel and personnel-related expenses and an allocation of facility expenses. Increases for the nine months ended September 30, 2001, resulted from the cost of ongoing ALT-711 studies, including the initiation of the Phase IIb SAPPHIRE trial, pre-clinical, as well as manufacturing and personnel

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

costs. For the nine months ended September 30, 2000, expenses included costs for the Phase IIa clinical trial, which was completed in the fourth quarter of 2000.

         General and administrative expenses decreased to $2,883,000 for the nine months ended September 30, 2001, from $3,764,000 for the same period in 2000, and includes non-cash stock compensation (benefit)/expense of $(328,000) and $549,000, respectively (See Note 5 to the Financial Statements). Excluding non-cash stock compensation, general and administrative expenses remained flat.

         Our net loss applicable to common stockholders increased to $11,129,000 for the nine months ended September 30, 2001, from $10,267,000 in the same period in 2000, an increase of 8.4%. This was primarily a result of increased research and development expenses, the inclusion of non-cash stock compensation, decreased investment income and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $2,371,000, and $2,182,000 for the nine months ended September 30, 2001 and 2000, respectively, and common stock warrant deemed dividends of $210,000 for the nine months ended September 30, 2001 (See Note 7 to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         We had cash, cash equivalents and short-term investments at September 30, 2001, of $13,101,000 compared to $9,955,000 at December 31, 2000. This is an increase in cash, cash equivalents and short-term investments for the nine months ended September 30, 2001, of $3,146,000. This consisted of net proceeds of $9,460,000 from a public offering of 4,500,000 shares of common stock, the receipt of $1,548,000 from the sale of our NOLs and $377,000 of financing activities related to proceeds from stock option exercises. This was offset by $8,211,000 of cash used in operations consisting primarily of research and development expenses, personnel and related costs, facility expenses and approximately $50,000 of capital expenditures. As of September 30, 2001, we had invested $7,472,000 in capital equipment and leasehold improvements.

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

         At September 30, 2001, we had an accumulated deficit of $145,140,000. We anticipate that we will incur substantial, potentially greater losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

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

         The use of any of our potential products in clinical trials and the sale of any approved products, including the testing and commercialization of ALT-711 or Pimagedine, exposes us to liability claims resulting from the use of products or product candidates. A claim, which was subsequently settled, was made by a participant in one of our clinical trials, and additional claims might be made directly by other such participants, consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials. However, coverage is becoming increasingly expensive, and we may not be able to maintain or acquire insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability that could have a material adverse effect on our business, financial conditions and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future and insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On July 13, 2000 and August 8, 2000, Colby S. Parks and Marion H. Parks filed suits against us in the United States District Court for the Middle District of North Carolina and the Superior Court of Chatham County, North Carolina, respectively, claiming unspecified damages for injuries Mr. Parks allegedly sustained as a result of his participation in one of our clinical trials. These actions have been settled by our insurance carrier.

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

       3.8      Certificate of Amendment to Restated Certificate of
                Incorporation of Alteon Inc., dated June 7, 2001. (Incorporated by reference to Exhibit 3.8 to the Company's Report on Form 10-Q filed on August 14, 2001.)

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

b) The following reports on Form 8-K were filed during the quarter ended September 30, 2001.

         On July 18, 2001, the Company filed a Current Report on Form 8-K dated July 9, 2001, which reported that the Company initiated a Phase IIb "Sapphire" trial of ALT-711 in systolic hypertension.

         On July 25, 2001, the Company filed a Current Report on Form 8-K dated July 24, 2001, which reported that the Company entered into an underwriting agreement to sell 4,200,000 shares of its common stock to U.S. Bancorp Piper Jaffray.

         On July 26, 2001, the Company filed a Current Report on Form 8-K dated July 25, 2001, which reported that the Company entered into an underwriting agreement to sell 300,000 shares of its common stock to U.S. Bancorp Piper Jaffray.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2001
                                      ALTEON INC.

                                      By:        /s/Kenneth I. Moch
                                      ------------------------------------------
                                      Kenneth I. Moch
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (principal executive officer)

                                      By:        /s/Elizabeth A. O'Dell
                                      ------------------------------------------
                                      Elizabeth A. O'Dell
                                      Vice President, Finance,
                                      Secretary and Treasurer
                                      (principal finance and accounting officer)

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

   3.8      Certificate of Amendment to Restated Certificate of Incorporation of
            Alteon Inc., dated June 7, 2001. (Incorporated by reference to
            Exhibit 3.8 to the Company's Report on Form 10-Q filed on August 14,
            2001.)

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