Form 10-K
period 2001-12-31
ALTEON INC /DE
filed 2002-03-07
CIK 878903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR


         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16043

                                   ALTEON INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3304550
------------------------------------       -------------------------------------
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

                                                  Name of Exchange
        Title of Each Class                       On Which Registered
Common Stock, Par Value $.01 per share            American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   [X]     No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the equity stock held by non-affiliates of the registrant, based on the American Stock Exchange closing price of the Common Stock ($4.25 per share), as of February 20, 2002, was $134,651,713.

At February 20, 2002, 31,764,846 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.


                       Documents Incorporated By Reference

Document                                              Where Incorporated
Proxy Statement for 2002                              Part III
Annual Meeting of Stockholders

                                     PART 1

ITEM 1. BUSINESS.

OVERVIEW

         We are a product-based biopharmaceutical company primarily engaged in the discovery and development of oral drugs to reverse or inhibit cardiovascular aging and diabetic complications. Our product candidates represent novel approaches to some of the largest pharmaceutical markets. Two of our compounds are in clinical development; several others are in early development. These pharmaceutical candidates were developed as a result of our research on the Advanced Glycosylation End-product ("A.G.E.") pathway, a fundamental pathological process and inevitable consequence of aging and diabetes that causes or contributes to many medical disorders, including cardiovascular, kidney and eye diseases.

         A.G.E.s are glucose/protein complexes that form as a result of circulating blood glucose reacting with proteins. These A.G.E. complexes subsequently interact and bond (crosslink) with other proteins, resulting in "hardened" (stiffened) arteries, toughened tissues and impaired flexibility and function of many body organs. In healthy individuals, this pathological A.G.E.-formation process occurs slowly as the body ages. In diabetic patients, the rate of A.G.E. accumulation and the extent of protein crosslinking are accelerated because of high glucose levels.

         Our current research and drug development activities targeting the A.G.E. pathway take three directions: the breaking of A.G.E. crosslinks between proteins in order to reverse damage ("A.G.E. Crosslink Breakers"); the prevention or inhibition of A.G.E. formation ("A.G.E.-Formation Inhibitors"); and the reduction of the A.G.E. burden through a novel class of anti-hyperglycemic agents, Glucose Lowering Agents, ("GLA"). We believe that we were the first company to focus on the development of compounds to treat diseases caused by A.G.E. formation and crosslinking. Since our inception, we have created an extensive library of novel compounds targeting the A.G.E. pathway, and have actively pursued patent protection for these discoveries. We have 100 issued U.S. patents and over 80 issued foreign patents focused primarily on A.G.E. technology.

         ALT-711 is an A.G.E. Crosslink Breaker and our lead product candidate. ALT-711 offers the possibility of the first therapeutic approach to "breaking" A.G.E. crosslinks, the benefit of which may be to reverse tissue damage caused by aging and diabetes, thereby restoring flexibility and function to blood vessels and organs of the body. We are initially developing ALT-711 for the treatment of cardiovascular diseases. We have completed a 93-patient, placebo-controlled safety, efficacy and pharmacology trial of ALT-711, known as a Phase IIa clinical trial, in which patients received ALT-711 or placebo tablets once daily for eight weeks. Study results showed that ALT-711 patients experienced a statistically significant and clinically meaningful reduction in pulse pressure (p<0.02), defined as the difference between systolic and diastolic blood pressures. Results also showed a statistically significant increase in large artery compliance (p<0.03), an indicator of greater vascular flexibility and volume capacity. Additionally, the drug was well tolerated. This Phase IIa data was published as "breakthrough information" in the September 26, 2001 issue of the peer-reviewed journal, Circulation: Journal of the American Heart Association.

         These positive results suggest that ALT-711 is a novel potential therapy for systolic hypertension, a disease that occurs as a result of vascular stiffening due to age or diabetes. As a result, we have initiated two companion Phase IIb trials, the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trials, to further assess ALT-711's activity in systolic hypertension. The compound is also under Phase I investigation in end-stage renal disease ("ESRD") patients undergoing peritoneal dialysis, a patient population that has significant cardiovascular disease, and is being evaluated for clinical testing in diastolic dysfunction, a major cause of heart failure.

         A topical formulation of an A.G.E. Crosslink Breaker, ALT-744, is being clinically evaluated in skin aging for cosmetic applications. We continue to evaluate potential clinical trials in other cardiovascular and therapeutic indications where A.G.E. Crosslink Breaker compounds may address significant unmet needs.

         We are actively evaluating product development opportunities from other classes of compounds in our patent estate. Pimagedine, an A.G.E.-Formation Inhibitor, did not reach statistical significance in its primary endpoint, the time to doubling of serum creatinine, in a Phase II/III clinical trial. Based on an ongoing evaluation of that data and positive evidence of activity in key secondary endpoints, we are actively exploring partnering and regulatory pathways for the continued development of the drug. In addition, we are utilizing our technical expertise in the field of diabetes to develop compounds focused on glucose regulation and control. We are evaluating our lead GLA compounds to determine the optimal strategy for pre-clinical development.

         We were incorporated in Delaware in October 1986 under the name Geritech Inc. Our name was changed to Alteon Inc. in August 1991. We are headquartered at 170 Williams Drive, Ramsey, New Jersey 07446. Our web address is www.alteonpharma.com, and our telephone number is (201) 934-5000.

OUR BUSINESS STRATEGY

         Our strategy is to develop drug candidates from our proprietary portfolio of new chemical entities. Because of their novel mechanism of action, these compounds address large medical needs that are unmet by existing therapies. We will seek, as appropriate, to selectively out-license our drug candidates. As we continue clinical development of ALT-711, we will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound. In addition to ALT-711, we have identified compounds in multiple chemical classes that warrant further evaluation and potential development.

MARKETS OF OPPORTUNITY

         Our research and development efforts have led us to an initial focus on cardiovascular disease, including systolic hypertension, as well as complications of diabetes. Targeting the A.G.E. pathway may impact a number of medical disorders related to aging and diabetes, thus potentially broadening our markets of opportunity.

         The pre-clinical and clinical data generated to date on our A.G.E. Crosslink Breakers and A.G.E.-Formation Inhibitors demonstrates clear and consistent findings across several species, including rats, dogs, non-human primates and man.

Cardiovascular Disease

         According to the American Heart Association, nearly 62 million Americans have one or more types of cardiovascular disease. Cardiovascular disease has been the number one killer of Americans since the early 1900's. The latest World Health Organization - International Society of Hypertension guidelines for the management of hypertension emphasize the importance of pulse pressure (the difference between systolic and diastolic pressures) and arterial stiffness as predictors of general cardiovascular risk. Currently available anti-hypertensive agents reduce pressure on the vessel wall in such a manner as to lower both systolic and diastolic blood pressures without significantly affecting pulse pressure. Our approach rapidly increases large artery elasticity, thereby reducing pulse pressure beyond what would be expected from restoring the dynamic range of the vessel wall with a reduction in blood pressure alone. Pharmacologic intervention targeting the stiffness of the cardiovascular system may decrease the incidence and severity of complications such as left ventricular hypertrophy ("LVH"), a thickening and stiffening of the heart tissue, and congestive heart failure. Published studies have shown that a 10mm Hg reduction in pulse pressure correlates with a 35% reduction in cardiovascular mortality.

      Systolic Hypertension

         Systolic hypertension, defined as elevated systolic blood pressure greater than 140mm Hg, is the most common form of hypertension in those over the age of 50, with an estimated prevalence of nearly 20 million Americans. It is associated with a significantly increased risk of overall mortality, cardiovascular mortality and congestive heart failure. According to the American Heart Association, it is the type of hypertension least likely to be well treated. The ability of ALT-711 to decrease pulse pressure and increase large artery compliance (see "A.G.E. Crosslink Breakers - ALT-711") offers an opportunity to provide a treatment option specifically for systolic hypertension. Although currently marketed anti-hypertensive agents are being used to treat the disease, it is not adequately treated by these therapies. ALT-711 is the first drug to show direct activity by targeting the stiff vessels that cause systolic hypertension. We believe that ALT-711 will provide additional benefit because it exerts its activity by a mechanism unique from currently marketed anti-hypertension drugs.

      End-Stage Renal Disease/Left Ventricular Hypertrophy

         As an important component of our clinical strategy in developing ALT-711 for cardiovascular disease, we are currently conducting a Phase I safety study of ALT-711 in the critically ill ESRD patient population undergoing peritoneal dialysis. ESRD is a condition in which the kidneys no longer function, resulting in an increase of waste products in the body that contribute to a number of cardiovascular complications. Peritoneal dialysis is a method of dialysis that uses the patient's peritoneum (a membrane in the abdomen) to filter out waste products. Latest statistics show that almost 25,000 of the 400,000 Americans living with ESRD are undergoing peritoneal dialysis. The ESRD patient population has a limited five-year survival (less than 30%) and significant cardiovascular complications, including LVH. LVH can lead to decreased cardiac output, the inability to meet the circulatory needs of the body, and to heart failure itself.

      Diastolic Dysfunction

         Diastolic dysfunction is characterized by an impaired ability of the heart to relax after a contraction. When the ventricles (the heart's lower pumping chambers) do not relax normally, increased pressure and fluid in the blood vessels of the lungs may be a result (pulmonary congestion). It can also cause increased pressure and fluid in the blood vessels coming back to the heart (systemic congestion). Diastolic dysfunction is a major contributor to congestive heart failure.

Complications of Diabetes

         The Diabetes Control and Complications Trial ("DCCT"), a multi-center clinical trial conducted by the National Institutes of Health, demonstrated that elevated blood glucose levels significantly increase the rate of progression of eye, kidney, blood vessel and nerve complications from diabetes. More than 50% of people with diabetes in the U.S. develop diabetic complications that range from mild to severe.

      Overt Nephropathy

         Kidney disease is a significant cause of morbidity and mortality in patients with Type 1 and Type 2 diabetes. It is a chronic and progressive disease. One of the early signs of kidney damage is microalbuminuria (characterized by leakage of small amounts of protein into the urine), which progresses to overt nephropathy (characterized by leakage of large amounts of protein into the urine) and ultimately to ESRD. Approximately 34% of patients with Type 1 diabetes and approximately 10-15% of patients with Type 2 diabetes develop nephropathy.

         In a Phase II/III trial in diabetic patients with overt nephropathy, the ACTION trial (A Clinical Trial In Overt Nephropathy), pimagedine therapy showed a statistically significant reduction in urinary protein excretion, although it did not reach statistical significance in its primary endpoint, the time to doubling of serum creatinine. ALT-946, another A.G.E.-Formation Inhibitor, has demonstrated the ability to slow the progression of overt nephropathy in a pre-clinical study.

      Retinopathy

         Approximately nine out of 10 people with diabetes eventually develop retinopathy, a complication that affects the blood vessels inside the eye and can lead to blindness. Each year, approximately 12,000 to 24,000 people lose their sight because of diabetes. The incidence and severity of retinopathy increases with the duration of diabetes. Though not a primary endpoint in the Phase II/III trial, pimagedine therapy did result in a statistically significant reduction in the progression of retinopathy. Pre-clinical evidence suggests that ALT-711 may have a positive impact on retinopathy.

      Cardiovascular Complications

         A significant portion of diabetic individuals develops cardiovascular diseases and complications due to the high levels of blood glucose and A.G.E.s within the body. According to the American Diabetes Association, heart disease is the leading cause of diabetes-related deaths. Heart disease death rates are two to four times higher in adults with diabetes than that of adults without diabetes. The risk of stroke is also two to four times higher in those with diabetes.

Skin Aging

         Pre-clinical data has demonstrated the potential of A.G.E. Crosslink Breaker compounds to increase skin hydration and elasticity. A topical formulation of ALT-744, an A.G.E. Crosslink Breaker, is being clinically evaluated in skin aging for cosmetic applications.

Other Diseases

         A.G.E.s have been shown to cause or contribute to many disorders beyond cardiovascular diseases and complications of diabetes, such as arthritis/inflammation, ophthalmic diseases, respiratory diseases and urological diseases, among others. We continue to evaluate potential indications for our compounds.

OUR TECHNOLOGY: THE A.G.E. PATHWAY IN AGING AND DIABETES

         The harmful consequences of A.G.E. formation in man was proposed in 1986 by our scientific founders as an outgrowth of a research effort focused on diabetes. The foundation for our technology is the experimental evidence that intervention along the A.G.E. pathway provides significant benefit in slowing or reversing the development of serious diseases in the diabetic and aging populations. We are the pioneer in A.G.E. technology, and we have built an extensive patent estate covering our discoveries and compounds.

         A.G.E.s are permanent structures that form when simple sugars such as glucose bind to the surface of proteins. As the body ages, A.G.E. complexes form on proteins continuously and naturally, though slowly throughout life, at a rate dependent upon glucose levels and on the body's natural ability to clear these pathological structures. A.G.E. complexes subsequently crosslink to other proteins, causing a progressive loss of flexibility and function in various tissues, blood vessels and organs.

         The formation and crosslinking of A.G.E.s is a well-known process in food chemistry, where it is called the Maillard Reaction. The browning and toughening of food during the cooking process occurs, in part, as a result of the formation of A.G.E. complexes between sugars and the amino acids of proteins. The A.G.E. crosslink has been found to be unique in biology and is prevalent in animal models of aging and diabetes. Scientific literature suggests that the formation and subsequent crosslinking of A.G.E.s is an inevitable part of the aging process and diabetes that leads to a loss of flexibility and function in body tissues, organs and vessels.

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

         A.G.E.s and A.G.E. crosslinks are considered to be likely causative factors in the development of many age-related and diabetic disorders, including those associated with the cardiovascular and renal systems. For example, proteins in the body, such as collagen and elastin, which play an important role in maintaining the elasticity of the cardiovascular system, are prime targets for A.G.E. crosslinking. This stiffening process can impair the normal function of contractile organs, such as blood vessels, which depend on flexibility for normal function. Loss of flexibility of the vasculature may lead to a number of cardiovascular disorders, including systolic hypertension, diastolic dysfunction and LVH, and ultimately may lead to heart failure.

         Studies conducted in animal models of diabetes and aging at numerous independent institutions worldwide demonstrate that A.G.E.s are a major factor contributing to many of the disorders of aging and diabetes, including cardiovascular, kidney and eye diseases, as well as atherosclerosis. Recent human clinical studies we performed confirm that impacting the A.G.E. pathway can have beneficial effects on these diseases.

         The following chart illustrates the process of A.G.E. formation and crosslinking and is qualified by the more detailed description in the text. It also highlights those areas within the A.G.E. pathway where we are developing pharmaceutical agents to intervene therapeutically.

OUR TECHNOLOGY PLATFORM AND PRODUCT PIPELINE

       Glucose + Proteins    -->                 A.G.E.s      -->             Crosslinked A.G.E.s
                I                                  I                                    I

       Glucose Lowering                      A.G.E. Formation                  A.G.E. Crosslink
            Agents                             and Crosslink                       Breakers
                                                Innhibitors


-   New Chemical Class                -   9 New Chemical Classes       -   6 New Chemical Classes
    (51 Compounds)                              (852 Compounds)                 (391 Compounds)
-   New Mechanism                     -   New Mechanism                -   New Mechanism
    -   Improves pancreas function        -   Blocks A.G.E. cascade        -   Breaks A.G.E. crosslinks
    -   Increases insulin production      -   Improves renal function      -   Restores vascular function
    -   Restores insulin sensitivity  -   Effects additive to              -   Restores heart function
                                          conventional therapies       -   Activity unlike any known drug
                                                                       -   Effects additive to conventional
                                                                           therapies
Key Products in Development:

Lead Identification                   Pimagedine                       ALT-711
-------------------                   ----------                       -------
- Ongoing                             Phase II/III                     Phase II
- Type 2 Diabetes                     - Diabetic Kidney Disease        - Systolic Hypertension
                                                                       Phase I
                                                                       - ESRD

                                                                       ALT-744
                                                                       -------
                                                                       Clinical Evaluation
                                                                       - Skin Aging

         We incurred research and development expenditures of $8,461,000, $6,375,000, and $10,598,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

A.G.E. Crosslink Breakers

         By "breaking" A.G.E. crosslinks, these novel classes of compounds may have an impact on a number of medical disorders where loss of flexibility or elasticity leads to a loss in function. Our lead clinical candidate, ALT-711, has demonstrated in a Phase IIa trial the ability to reverse tissue damage and restore function to the cardiovascular system.

         Additionally, we are evaluating the development of several compounds in the breaker class for other indications where A.G.E. crosslinking leads to abnormal function. Early clinical experience in human studies of ALT-711 suggests that urinary elastic dysfunction (leading to urinary incontinence) is a potential therapeutic target. The scientific literature also points to the possible utility of breaker compounds in ophthalmic and dermatological conditions, stiff joint disorders and treatment of complications in patients undergoing peritoneal dialysis.

         We have identified six distinct chemical classes of A.G.E. Crosslink Breakers, and have a library of more than 390 compounds.

      ALT-711

         Through its unique mechanism of action, ALT-711 is the first compound that breaks A.G.E. crosslinks between proteins, both in vitro and in vivo. The compound is under Phase II clinical evaluation in cardiovascular disease, as well as in Phase I evaluation in ESRD patients undergoing peritoneal dialysis. ALT-711 is being evaluated in various pre-clinical models to assess its potential in a number of disease states.

         In January 2001, we announced successful results from a Phase IIa clinical trial of ALT-711 evaluating the effects of the compound on the cardiovascular system. This trial, conducted at nine U.S. clinical sites, was a double blind, placebo-controlled study evaluating the safety, efficacy and pharmacology of ALT-711. The trial enrolled 93 patients over the age of 50 with measurably stiffened large vessels, including systolic blood pressure of at least 140mm Hg and pulse pressure of at least 60mm Hg. Patients were randomized to receive oral doses of either 210mg of ALT-711 or placebo once daily for eight weeks. Patients were evaluated for cardiovascular elasticity and function as measured by pulse pressure, cardiovascular compliance, pulse wave velocity and cardiac output. Under this protocol, ALT-711 treatment was in addition to the best available therapeutic regimen chosen by the treating physicians.

         Study results showed that patients who received ALT-711 experienced a statistically significant (p<0.02) and clinically meaningful reduction in the arterial pulse pressure, defined as the difference between systolic and diastolic blood pressures. Results also showed a statistically significant increase in large artery compliance (p<0.03), an indicator of greater vascular flexibility and volume capacity, using a traditional measurement of the ratio of stroke volume to pulse pressure. Additionally, the drug was well tolerated. This Phase IIa data was presented at the Special Sessions Presentation of "Late Breaking Clinical Trials" at the American College of Cardiology Annual Scientific Session in March 2001, and published as "breakthrough information" in the September 26, 2001 issue of the peer-reviewed journal, Circulation: Journal of the American Heart Association.

         Based on the positive results of this trial, we initiated two Phase IIb efficacy trials of ALT-711 in systolic hypertension, the SAPPHIRE and SILVER trials. These trials further evaluate ALT-711's ability to lower systolic blood pressure and pulse pressure in aging and diabetic patients and extend the range of doses and the dosing period of ALT-711 used in the Phase IIa trial.

         In the SAPPHIRE trial, ALT-711 will be tested in 450 patients at more than 60 sites throughout the U.S. Recruited patients will receive ALT-711 tablets once a day for six months, in addition to their existing medications. The study will consist of five treatment arms, comprised of four different dose levels of ALT-711 plus placebo. Patients enrolled in the trial must be older than 50 years of age and have systolic blood pressure of greater than 150mm Hg and diastolic blood pressure of less than 90mm Hg. The trial will include male and female, non-diabetic and diabetic patients.

         The SILVER trial is designed as a companion trial to the SAPPHIRE trial, and is being conducted at the same clinical sites. Entry criteria are similar to that in the SAPPHIRE trial, except that patients will have LVH in addition to systolic hypertension. LVH is a thickening of the left ventricle of the heart that may result from hypertension. The trial will evaluate the blood pressure lowering effects of ALT-711 in approximately 180 patients who will be randomized to one of two treatment arms, ALT-711 or placebo.

         The primary endpoints of both studies will be the change in systolic blood pressure and change in pulse pressure (the difference between the systolic and diastolic blood pressure). In addition, secondary endpoints will include additional blood pressure measurements and change in certain urological characteristics.

         During 2001, we also initiated a Phase I trial assessing the safety of ALT-711 and the way the drug is metabolized in ESRD patients undergoing peritoneal dialysis. This patient population has a limited five-year survival (less than 30%) and significant cardiovascular complications, which are the primary cause of death. The Phase I study is an important component of our clinical strategy in developing ALT-711 for cardiovascular disease, and will provide data necessary for us to plan a Phase IIa trial of ALT-711 in these critically ill patients.

         ALT-711 data is consistent across species. Studies in animal models in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions with ALT-711. In these pre-clinical models, ALT-711 reverses the stiffening of arteries, as well as stiffening of the heart, that accompanies the development of aging and diabetes. Pre-clinical studies of ALT-711 conducted by researchers from the National Institute on Aging and Johns Hopkins Geriatric Center demonstrated the ability of the compound to significantly reduce arterial stiffness in elderly Rhesus monkeys. In a pre-clinical study of ALT-711 in aged dogs, administration of ALT-711 for one month resulted in an approximate 40% decrease in age-related ventricular stiffness, or hardening of the heart, with an overall improvement in cardiac function. Reductions in blood pressure that have been observed in animal models of diabetic hypertension suggest that ALT-711 may prove beneficial in the treatment of systolic hypertension in the elderly or in the diabetic.

         ALT-711 is a small, easily synthesized compound with a rapid mode of action. It is well absorbed from an oral tablet formulation. In addition to the Phase IIa trial, a series of Phase I safety and dose escalation studies were conducted. These trials have shown the drug to be well tolerated.

      Additional A.G.E. Crosslink Breakers

         ALT-744 is another A.G.E. Crosslink Breaker in a topical formulation. It is being clinically evaluated in skin aging for cosmetic applications. We continue to evaluate other A.G.E. Crosslink Breakers from our library of compounds.

A.G.E.-Formation Inhibitors

         A.G.E.-Formation Inhibitors are designed to prevent glucose/protein formation and crosslinking. This class of compounds may have broad applications in slowing down the key complications of diabetes.

         We have identified nine distinct chemical classes of A.G.E.-Formation Inhibitors, encompassing a library in excess of 850 compounds.

      Pimagedine

         Pimagedine is our lead compound in the A.G.E.-Formation Inhibitor class. We conducted a randomized double-blind, placebo-controlled, multi-center, Phase II/III clinical trial to evaluate the safety and efficacy of pimagedine in Type 1 diabetic patients with overt nephropathy, the ACTION I trial. The primary objective of the trial was to evaluate the safety and efficacy of pimagedine in preserving kidney function in Type 1 patients. The trial enrolled 690 patients at 56 investigational sites in the U.S. and Canada. Patients were treated for a minimum of two years and received twice daily oral doses of pimagedine, adjusted for kidney function. Under this protocol, pimagedine treatment was in addition to the best available therapeutic regimen chosen by the treating physicians.

         In November 1998, we announced results of an analysis of data from the ACTION I trial. Although the results showed that pimagedine reduced the risk of doubling of serum creatinine, the study's primary endpoint, the data did not reach statistical significance. However, pimagedine therapy did result in a statistically significant and clinically meaningful reduction of urinary protein excretion. Pimagedine also reduced, to a statistically significant extent, cholesterol and triglycerides as well as the progression of retinopathy. Additional data suggested a trend toward improvements in other measures of kidney function, including estimated creatinine clearance and glomerular filtration rate. The drug was generally well tolerated.

         Based on an ongoing evaluation of that data and positive evidence of activity in key secondary endpoints, we are actively exploring partnering and regulatory pathways for the continued development of the drug.

Second-Generation A.G.E. Inhibitors

         We are continuing to evaluate the A.G.E. Inhibitors in our patent portfolio in order to identify pre-clinical leads for further development.

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

COLLABORATIVE ARRANGEMENTS AND LICENSE AGREEMENTS

         We have entered into a number of licensing and collaboration agreements relating to the development and distribution of our A.G.E-related technology. We granted to Yamanouchi Pharmaceutical Co., Ltd. an exclusive license to commercialize our A.G.E.-Formation Inhibitor, pimagedine, in Japan, South Korea, Taiwan and The People's Republic of China. We have entered into an exclusive licensing arrangement with Roche Diagnostics GmbH for our technology for diagnostic applications, and we have also entered into clinical testing and distribution agreements with Gamida for Life which grant Gamida the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. We have a license and supply agreement with IDEXX Laboratories, Inc. pursuant to which we licensed pimagedine to IDEXX as a potential therapeutic in companion animals (dogs, cats and horses) and our A.G.E. diagnostics technology for companion animal use. All of these agreements will entitle us to receive royalties on sales if any products covered by the agreements are developed and sold.

         In October 2000, we entered into an agreement with HemoMax, LLC ("HemoMax") for the development of a novel technology designed to increase the delivery of oxygen to tissues in the body through enhanced blood circulation. On February 9, 2002, HemoMax advised us that because of uncertainties regarding its ability to receive patents adequate to support commercialization of the technology, it has decided to cease operations and liquidate.

         We have also entered into a number of academic research and license agreements. Pursuant to an agreement with Rockefeller University, we have exclusive, royalty-free, worldwide and perpetual rights to the technology and inventions relating to A.G.E.s and other protein crosslinking, including those relating to the complications of aging and diabetes. See "--Patents, Trade Secrets and Licenses." We have also obtained an exclusive, worldwide, royalty-bearing license from Washington University for patents covering the use of pimagedine as an inhibitor of inducible nitric oxide synthase. In addition we received from The Picower Institute for Medical Research ("The Picower Institute") an exclusive worldwide, royalty-bearing license for certain commercial health care applications of A.G.E.-related inventions. See "--Patents, Trade Secrets and Licenses."

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

         We will inspect third-party contract manufacturers and their consultants to confirm compliance with current Good Manufacturing Practice ("cGMP") required for pharmaceutical products. We believe we will obtain sufficient quantities of bulk chemicals at reasonable prices to satisfy anticipated needs. There can be no assurance, however, that we can continue to meet our needs for supply of bulk chemicals or that manufacturing limitations will not delay clinical trials or possible commercialization. See "--Collaborative Arrangements and License Agreements."

MARKETING AND SALES

         We retain worldwide marketing rights to our A.G.E. Crosslink Breaker compounds. We plan to market and sell our products, if successfully developed and approved, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

         For certain of our products, we have licensed exclusive marketing rights, formed joint marketing arrangements or granted distribution rights within specified territories with our corporate partner, Roche. See "--Collaborative Arrangements and License Agreements."

PATENTS, TRADE SECRETS AND LICENSES

         Proprietary protection for our product candidates, processes and know-how is important to our business. We aggressively file and prosecute patents covering our proprietary technology, and, if warranted, will defend our patents and proprietary technology. As appropriate, we seek patent protection for our proprietary technology and products in the U.S. and Canada and in key commercial European and Asia/Pacific countries. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

         As of December 31, 2001, our patent estate of owned and/or licensed patent rights consisted of 100 issued U.S. patents and one allowed US patent application, none of which expire prior to 2005, and 28 pending patent applications in the U.S., the majority of which are A.G.E.-related. We also own or have exclusive rights to over 80 issued patents in Europe, Japan, Australia and Canada.

         We have five issued U.S. patents and five issued foreign patents, including one from the European Patent Office, as well as 21 pending patent applications in the U.S., covering certain novel compounds in the A.G.E. Crosslink Breaker category. These patents and additional patent applications contain compound, composition and method of treatment claims for several chemical classes of Crosslink Breaker compounds.

         Pimagedine is not protected by a composition-of-matter patent but is protected by a series of use patents. In 1992, a U.S. patent on the use of pimagedine was issued to Rockefeller University and subsequently exclusively licensed to us with claims relating to the inhibition of A.G.E. formation. The patent claims the new use of a known agent for the treatment of the complications of aging and diabetes. In 1994, corresponding patents were granted in France, Germany, Italy, the United Kingdom and other European countries. A corresponding patent was issued in Japan in 1995. We continue to pursue and patent chemical analogs of known A.G.E.-Formation Inhibitors, as well as novel compounds having potential inhibitory properties.

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

         In 1987, we acquired an exclusive, royalty-free, worldwide license (including the right to sub-license to others) to issued patents, patent applications and trade secrets from Rockefeller University relating to the A.G.E.-formation and crosslinking technology currently under development by us. Additional patent applications have since been filed on discoveries made in support of the technology from research conducted at Rockefeller University, The Picower Institute and our laboratories. Pursuant to our agreement with The Picower Institute, certain patentable inventions and discoveries relating to A.G.E. technology have been licensed exclusively to us. On December 31, 2001, The Picower Institute ceased operations, and we expect to assume all responsibility and costs for the worldwide filing and prosecution of patent applications and maintenance of patents for such inventions.

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

         We believe that our estate of licensed and owned issued patents, if upheld, and pending applications, if granted and upheld, will be a substantial factor in our success. The patent positions of pharmaceutical firms, including ours, are generally uncertain and involve complex legal and factual questions. Consequently, even though we are currently prosecuting such patent applications in the U.S. and foreign patent offices, we do not know whether any of such applications will result in the issuance of any additional patents or, if any additional patents are issued, whether the claims thereof will provide significant proprietary protection or will be circumvented or invalidated.

         Competitors or potential competitors have filed for or have received U.S. and foreign patents and may obtain additional patents and proprietary rights relating to compounds or processes competitive with those of ours. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, the claims of the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that we would need to license or circumvent. See "--Competition."

         Our success will depend, in part, on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing on the proprietary rights of third parties. There can be no assurance that our current patent estate will enable us to prevent infringement by third parties or that competitors will not develop competitive products outside the protection that may be afforded by the claims of such patents. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not develop independently the same or similar technologies. Failure to maintain our current patent estate or to obtain requisite patent and trade secret protection, which may become material or necessary for product development, could delay or preclude us or our licensees or marketing partners from marketing their products and could thereby have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

         We and our products are subject to comprehensive regulations by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, marketing, export, storage, record keeping, advertising and promotion of our products.

         The process required by the FDA before our products may be approved for marketing in the U.S. generally involves (i) pre-clinical new drug laboratory and animal tests, (ii) submission to the FDA of an investigational new drug application ("IND"), which must become effective before clinical trials may begin, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (iv) submission to the FDA of a new drug application ("NDA") and (v) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that the FDA review process will result in product approval on a timely basis, if at all.

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

         Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. Phase II/III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

         We will need FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products before such products may be marketed in the U.S. The process of obtaining approvals from the FDA can be costly, time-consuming and subject to unanticipated delays. There can be no assurance that the FDA will grant approvals of our proposed products, processes or facilities on a timely basis, if at all. Any delay or failure to obtain such approvals would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

         Among the conditions for NDA approval is the requirement that the prospective manufacturer's operating procedures conform to cGMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply a product for use in the U.S., foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA.

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

         For marketing outside the U.S., we will have to satisfy foreign regulatory requirements governing human clinical trials and marketing approval for drugs and diagnostic products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. We do not currently have any facilities or personnel outside of the U.S.

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

COMPETITION

         A.G.E.s have been shown to contribute to many of the disorders of aging and diabetes, including cardiovascular, kidney and eye diseases. We are aware of several companies that have research and development activities in the A.G.E. field. Many companies are pursuing research and development of compounds for cardiovascular and kidney diseases and the lowering of glucose levels.

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

         We are competing in an industry in which technologies can become obsolete over time, thereby reducing or eliminating the market for any pharmaceutical product. For example, competitive drugs based on other therapeutic mechanisms may be efficacious in treating cardiovascular disease or diabetic complications. The development by others of non-A.G.E.-related treatment modalities could render our products non-competitive. Therapeutic approaches being pursued by others include curing cardiovascular disease or diabetic complications via gene therapy or cell transplantation, as well as pharmaceutical intervention with agents such as the aldose reductase inhibitors.

         Angiotensin converting enzyme inhibitors, angiotensin receptor blockers, calcium channel blockers, beta-blockers and diuretics are effective treatments for essential hypertension, a disease characterized by increased peripheral vascular resistance (essential hypertension closely related to diastolic blood pressure). Systolic hypertension, characterized by increased stiffness of the large arteries, is not usually associated with increased peripheral vascular resistance. In the absence of any marketed products that address the underlying pathology of systolic hypertension patients, treatments approved for essential hypertension are currently being prescribed to treat hypertension in these patients. However, these agents are of limited value where stiffness of the large arteries is the underlying pathology.

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

         Leslie Z. Benet, Ph.D., Professor, University of California San Francisco, School of Pharmacy, Department of Biopharmaceutical Sciences; Chairman of the Board, AvMax, Inc.; former Chairman, Department of Biopharmaceutical Sciences of University of California San Francisco.

         Michael A. Brownlee, M.D., Anita and Jack Saltz Professor of Diabetes Research, Departments of Medicine and Pathology, Albert Einstein College of Medicine.

         Edward D. Frohlich, M.D., Distinguished Scientist of the Alton Ochsner Clinic Foundation; Professor of Medicine and Physiology at Louisiana State University; Clinical Professor of Medicine and Adjunct Professor of Pharmacology at Tulane University; President, Society of Geriatric Cardiology.

         Richard J. Glassock, M.D., M.A.C.P., Professor Emeritus, University of California Los Angeles, School of Medicine; Past-President, National Kidney Foundation; Past-President, American Society of Nephrology.

         Jan Lessem, M.D., Ph.D., F.A.C.C., Chief Medical Officer and Vice President, Clinical Research and Development, OraPharma, Inc.; former Vice President and Corporate Officer, Drug Strategy and Medical

         Director, Takeda America, Inc.; former Director of Clinical Investigations, SmithKline Beecham Pharmaceuticals.

         Lawrence Resnick, M.D., Professor of Medicine, Division of Cardiovascular Pathophysiology, Hypertension Center, New York Presbyterian Hospital/Weill Medical College of Cornell Medical Center.

EMPLOYEES

         As of February 20, 2002, we employed 33 persons (six of whom held a Ph.D., M.D. or other advanced degree), of whom 20 were engaged in research and development and 13 were engaged in administration and management. We believe that we have been successful in attracting skilled and experienced personnel. Our employees are not covered by collective bargaining agreements, but all employees are covered by confidentiality agreements. We believe that our relationship with our employees is good.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS

         Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in this section and elsewhere in this Form 10-K. These factors include, but are not limited to, the risks set forth below. The forward-looking statements represent our judgment and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements.

IF WE DO NOT OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR NEEDS, WE MAY HAVE TO CURTAIL OR DISCONTINUE THE RESEARCH, PRODUCT DEVELOPMENT, PRE-CLINICAL TESTING AND CLINICAL TRIALS OF SOME OR ALL OF OUR PRODUCT CANDIDATES.

         We anticipate that our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations into 2003. While we expect to apply a portion of the proceeds of our recent financings to the Phase IIb trials of ALT-711, the timing and extent of ALT-711's clinical development will be determined by our ability to secure additional financing. In addition, we will require substantial new funding in order to continue the research, product development, pre-clinical testing and clinical trials of our other product candidates, including ALT-711 and pimagedine. We will also require additional funding for operating expenses, the pursuit of regulatory approvals for our product candidates and the establishment of marketing and sales capabilities.

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

         At December 31, 2001, we had an accumulated deficit of $149,009,000. We anticipate that we will incur substantial, potentially greater losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

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

         Our success will depend on our ability to obtain patent protection for our products, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others, both in the U.S. and abroad.

         Competitors may develop competitive products outside the protection that may be afforded by the claims of our patents. We are aware that other parties have been issued patents and have filed patent applications in the U.S. and foreign countries with respect to other agents which impact A.G.E. or the formation of A.G.E. crosslinks.

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

IF WE FAIL TO OBTAIN REGULATORY APPROVALS FOR OUR PRODUCTS, THE COMMERCIAL USE OF OUR PRODUCTS WILL BE LIMITED.

         Our research, pre-clinical testing and clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous regulation by numerous governmental authorities in the U.S. and in other countries where we intend to test and market our product candidates.

         Prior to marketing, any product we develop must undergo an extensive regulatory approval process. This regulatory process, which includes pre-clinical testing and clinical trials and may include post-marketing surveillance of each compound to establish its safety and efficacy, can take many years and can require the expenditure of substantial resources. Data obtained from pre-clinical and clinical activities is susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, we may encounter delays or rejections based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted NDA. We may encounter similar delays in foreign countries. We may not obtain regulatory approval for the drugs we develop. Moreover, regulatory approval may entail limitations on the indicated uses of the drug. Further, even if we obtain regulatory approval, a marketed drug and its manufacturer are subject to continuing review and discovery of previously unknown problems with a product or manufacturer which may have adverse effects on our business, financial condition and results of operations, including withdrawal of the product from the market. Violations of regulatory requirements at any stage, including pre-clinical testing and clinical trials, the approval process or post-approval, may result in various adverse consequences including the FDA's delay in approving, or its refusal to approve, a product withdrawal of an approved product from the market and the imposition of criminal penalties against the manufacturer and NDA holder. None of our products has been approved for commercialization in the U.S. or elsewhere. We may not be able to obtain FDA approval for any products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude our licensees or marketing partners from marketing our products or limit the commercial use of such products and will have a material adverse effect on our business, financial condition and results of operations.

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

         In certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. In the U.S., we expect that there will continue to be federal and state initiatives to control and/or reduce pharmaceutical expenditures. In addition, increasing emphasis on managed care in the U.S. will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that we receive for any products we may develop and sell in the future and have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on our corporate partners, our ability to commercialize our products may be adversely affected.

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

         Our research and development activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages or fines that result. Such liability could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. PROPERTIES.

         We lease a 37,000 square foot building in Ramsey, New Jersey, which contains our executive and administrative offices and research laboratory space. The lease, which commenced on November 1, 1993, has a 10-year term. In addition, the lease has two five-year renewal options.

ITEM 3. LEGAL PROCEEDINGS.

         On October 20, 2000, Charles L. Grimes, one of our stockholders, and his wife, Jane Gillespie Grimes, filed a complaint against us in the Court of Chancery in Delaware, claiming breach of an alleged agreement with us which would have purportedly entitled Mr. Grimes to purchase 10% of our private placement of $6,235,000 of common stock and warrants in September 2000. We filed a motion to dismiss stating that Mr. and Mrs. Grimes had failed to state a claim as a matter of law. Pursuant to a decision and order of the Delaware Chancery Court, the case was dismissed on April 12, 2001. Mr. and Mrs. Grimes have filed an appeal to the Supreme Court of Delaware. On January 16, 2002, the Supreme Court of Delaware heard oral argument on the appeal of Mr. and Mrs. Grimes, and the court has directed that oral argument on this appeal be heard en banc at a later date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our Common Stock traded on the American Stock Exchange ("Amex") since August 7, 2000, under the symbol "ALT." Prior to August 7, 2000, our Common Stock was traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ALTN." The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our Common Stock on Amex or OTCBB, as applicable:


      2001                                             High         Low
      ----                                           --------     --------
      First Quarter..........................        $ 6.5000     $ 3.1500
      Second Quarter.........................          4.7100       2.7000
      Third Quarter..........................          3.4900       2.2500
      Fourth Quarter.........................          4.9300       2.3300

      2000                                             High         Low
      ----                                           --------     --------
      First Quarter..........................        $ 5.0000     $ 0.9062
      Second Quarter.........................          3.6250       1.5000
      Third Quarter..........................          3.5625       2.1250
      Fourth Quarter.........................          8.3125       2.8750

         As of February 20, 2002, there were 316 holders of the common stock. On February 20, 2002, the last sale price reported on the Amex for the common stock was $4.25 per share.

         We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be returned to finance our growth.

         The market prices for securities of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors, such as fluctuations in our operating results, announcements of technological innovations or new therapeutic products by us or others, clinical trial results, developments concerning agreements with collaborators, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by us or others, future sales of substantial amounts of common stock by existing stockholders and general market conditions, can have an adverse effect on the market price of the common stock.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data, for the five years ended December 31, 2001, has been derived from our audited financial statements.

                                                                          Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                    2001            2000            1999            1998            1997
                                                 ---------       ---------       ---------       ---------       ---------
                                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Investment income                             $     452       $     570       $     835       $   1,321       $   1,510
   Other income                                         --              --             600              --              --
                                                 ---------       ---------       ---------       ---------       ---------
      Total revenues                                   452             570           1,435           1,321           1,510

Expenses:
   Research and development
      (which includes non-cash stock
      compensation expense in 2001 and 2000
      of $165 and $353, respectively)                8,461           6,375          10,598          24,592          23,264
   Elimination of previously accrued
      loss contingency                                  --              --              --          (1,771)             --
   General and administrative
      (which includes non-cash stock
      compensation expense in 2001 and 2000
      of $657 and $891, respectively)                4,761           5,313           4,357           4,842           3,633
   Interest                                             --              --              --               4              25
                                                 ---------       ---------       ---------       ---------       ---------
      Total expenses                                13,222          11,688          14,955          27,667          26,922
                                                 ---------       ---------       ---------       ---------       ---------
Loss before income tax benefit                     (12,770)        (11,118)        (13,520)        (26,346)        (25,412)
Income tax benefit                                   1,187           1,548           2,588              --              --
                                                 ---------       ---------       ---------       ---------       ---------
Net loss                                           (11,583)         (9,570)        (10,932)        (26,346)        (25,412)
Preferred stock dividends                            3,204           2,945           2,707           2,207           1,091
Common stock warrant deemed dividends                  210              --              --              --              --
                                                 ---------       ---------       ---------       ---------       ---------
Net loss applicable to common
    stockholders                                 $ (14,997)      $ (12,515)      $ (13,639)      $ (28,553)      $ (26,503)
                                                 ---------       ---------       ---------       ---------       ---------
Basic/diluted loss per share to
    common stockholders                          $   (0.61)      $   (0.63)      $   (0.72)      $   (1.57)      $   (1.60)
                                                 ---------       ---------       ---------       ---------       ---------
Weighted average common shares used in
   computing basic/diluted loss per share           24,556          19,861          19,055          18,211          16,566
                                                 ---------       ---------       ---------       ---------       ---------

BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments                        $  10,726       $   9,955       $  12,370       $  24,132       $  28,974
Working capital                                      9,758           9,754          10,425          20,093          22,390
Total assets                                        13,233          13,389          15,021          27,652          33,508
Accumulated deficit                               (149,009)       (134,011)       (121,496)       (107,857)        (79,303)
Stockholders' equity                                10,871          11,453          12,827          23,338          26,455

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a product-based biopharmaceutical company primarily engaged in the discovery and development of oral drugs to reverse or inhibit cardiovascular aging and diabetic complications. Our product candidates represent novel approaches to some of the largest pharmaceutical markets. Two of our compounds are in clinical development; several others are in early development. These pharmaceutical candidates were developed as a result of our research on A.G.E. pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders, including cardiovascular, kidney and eye diseases.

         Our lead compound, ALT-711, is initially being developed for cardiovascular indications, including systolic hypertension. We have completed a Phase IIa trial to evaluate the effect of ALT-711 on cardiovascular compliance. Based on the positive results of this trial, we have initiated two Phase IIb efficacy trials of ALT-711, the SAPPHIRE and SILVER trials. The compound is also under Phase I investigation in ESRD patients undergoing peritoneal dialysis.

         As we continue clinical development of ALT-711, we will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound in other territories throughout the world.

         A topical formulation of an A.G.E. Crosslink Breaker, ALT-744, is being clinically evaluated in skin aging for cosmetic applications. We continue to evaluate product development opportunities from among our A.G.E. Crosslink Breaker compounds and other classes of compounds in our patent estate.

         Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $149,009,000 as of December 31, 2001, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

         We have financed our operations through proceeds from an initial public offering of common stock in 1991, public offerings of common stock, private placements of common and preferred equity securities, revenue from present and former collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash balances and short-term investments and the sale of a portion of our New Jersey State Net Operating Losses carryforwards.

         In January 2002, we completed a public offering of 4,450,000 shares of common stock, which provided net proceeds of approximately $18,588,000.

         In July 2001, we completed a public offering of 4,500,000 shares of common stock, which provided net proceeds of approximately $9,365,000. In connection with this offering, certain previously issued warrants were repriced pursuant to antidilution provisions connected to the warrants.

         In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occur prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, we repriced certain stock options. The total compensation expense resulting from the repricing and included in net loss for the years ended December 31, 2001 and December 31, 2000 is $822,000 and $1,244,000,
respectively. As of December 31, 2001, there are approximately 605,000 repriced options outstanding.

         In 2001, 2000 and 1999, we sold $6,243,000, $14,129,000 and
$27,687,000, respectively, of our gross State net operating loss carryforwards and $802,000, $590,000 and $645,000, respectively, of our State research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology business in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2001, 2000 and 1999 were approximately $1,187,000, $1,548,000 and $2,588,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. The proceeds from the sale of the net operating loss carryforwards and the research and development tax credit carryforwards sold in 2001 were received on January 4, 2002.

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

RESULTS OF OPERATIONS

Years Ended December 2001, 2000, 1999

      Revenues

         Total revenues for 2001, 2000 and 1999 were $452,000, $570,000 and
$1,435,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments, and in 1999, the $600,000 payment under an option agreement with Taisho Pharmaceutical Co., Ltd., pursuant to which they were granted an option by us (which expired without being exercised) to acquire a license to ALT-711 in certain territories. The decrease in revenues in 2001 over 2000 was attributed to a decrease in cash and cash equivalents and short-term investment balances, as well as decreased interest rates.

      Operating Expenses

         Total expenses increased to $13,222,000 in 2001 from $11,688,000 in 2000, and decreased from $14,954,000 in 1999, and in each year consisted primarily of research and development expenses. Research and development expenses were $8,461,000 in 2001, $6,375,000 in 2000 and $10,598,000 in 1999,
and include non-cash stock compensation expense of $165,000, $353,000 and $0, respectively. Research and development expenses consist primarily of third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and an allocation of facility expense.

         Research and development expenses increased in 2001 from 2000 by $2,086,000, or 32.7%. This increase was primarily related to the increase in manufacturing costs and additional expenditures for the Crosslink Breaker program. In 2001, approximately $1,730,000 was spent on third-party costs related to the Crosslink Breaker program, which included various pre-clinical and clinical programs and the initiation of the Phase IIb trials. The 2001 results also included manufacturing costs of approximately $1,916,000. These costs included the production costs of supplies for the ongoing clinical programs, and finalizing the development of manufacturing processes for the production of Phase III clinical trials and potential commercialization of ALT-711. The Phase IIb SAPPHIRE and SILVER trials were initiated during 2001, and are currently enrolling patients. The release of the data from these trials is targeted for year-end 2002. In 2000, approximately $2,115,000 of third-party costs were incurred on the Crosslink Breaker program, which included the Phase IIa trial. The Phase IIa trial was completed in 2000, and the data was released in 2001. The development and successful commercialization of ALT-711 are subject to substantial risks which are described in this Report. See, for example, "Forward-Look Statements and Cautionary Statements -- If we do not successfully develop any products, we may not derive any revenues."

         Research and development expenses decreased in 2000, from 1999, by $4,223,000, or 39.8%, primarily due to decreased expenses related to the pimagedine program, conclusion of the ACTION I trial and the closure of the ESRD trials and related personnel expenses. Third-party costs associated with those programs were approximately $3,697,000 in 1999. The ACTION I trial was completed in 1998. Although the results showed that pimagedine reduced the risk of doubling of serum creatinine, the study's primary endpoint, the data did not reach statistical significance. However, pimagedine therapy did result in a statistically significant and clinically meaningful reduction of urinary protein excretion. Pimagedine also reduced, to a statistically significant extent, cholesterol and triglycerides as well as the progression of retinopathy. Additional data suggested a trend toward improvements in other measures of kidney function, including estimated creatinine clearance and glomerular filtration rate. The ESRD trial was closed in April 1999, after the Company evaluated the program as part of the overall evaluation of pimagedine. Data for the study was inconclusive.

         General and administrative expenses were $4,761,000 in 2001, decreased from $5,313,000 in 2000 and increased from $4,356,000 in 1999. The changes in general and administrative expenses consist primarily of non-cash stock compensation expense of $657,000, $891,000 and $0, in 2001, 2000 and 1999,
respectively.

      Net Loss

         At December 31, 2001, we had available Federal net operating loss carryforwards, which expire in various amounts from the years 2006 through 2020, of approximately $135,500,000 and State net operating loss carryforwards, which expire in the years 2002 through 2007, of approximately $85,100,000. In addition, we had Federal research and development credit carryforwards of approximately $5,100,000 and State research and development tax credit carryforwards of approximately $1,600,000. We had net losses of $11,584,000 in 2001, $9,570,000 in 2000 and $10,932,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash, cash equivalents and short-term investments at December 31, 2001 of $10,726,000 compared to $9,955,000 at December 31, 2000. This is an increase in cash, cash equivalents and short-term investments for the 12 months ended December 31, 2001, of $771,000. This consisted of $9,843,000 of financing activities related to a public offering of common stock and proceeds from stock option exercises. This was offset by $9,032,000 of cash used in operations, consisting primarily of research and development expenses, personnel and related costs, facility expenses and approximately $50,000 of capital expenditures.

         In January 2002, we completed a public offering of 4,450,000 shares of common stock, which provided net proceeds of approximately $18,588,000.

         In July 2001, we completed a public offering of 4,500,000 shares of common stock, which provided net proceeds of approximately $9,365,000. In connection with this offering, certain previously issued warrants were repriced pursuant to antidilution provisions connected to the warrants.

         In 2001, 2000 and 1999, we sold $6,243,000, $14,129,000 and
$27,687,000, respectively, of our gross State net operating loss carryforwards and $802,000, $590,000 and $645,000, respectively, of our State research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2001, 2000 and 1999 were $1,187,000, $1,548,000 and $2,588,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. The proceeds from the sale of the net operating loss carryforwards and the research and development tax credit carryforwards sold in 2001 were received on January 4, 2002. As of December 31, 2001, we had State net loss carryforwards and State research and development tax credit carryforwards available for sale of approximately $85,100,000 and $1,600,000, respectively. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any or all of these carryforwards under the Program.

         We anticipate that our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations into 2003.

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

         Our current priorities are the evaluation and possible continued development of ALT-711, our lead A.G.E. Crosslink Breaker candidate, and determining the optimal course for the continued development of pimagedine. We are focusing our resources on the development of ALT-711. As we continue clinical development of ALT-711, we will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time, continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound throughout the world. In addition, we are actively exploring partnering and regulatory pathways for the continued development of pimagedine. As described above, we believe that additional development of this compound and other product candidates will require us to find additional sources of funding.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), for the disposal of a segment of a business. We plan to adopt the standard on January 1, 2002, and do not expect that the adoption of SFAS No. 144 will have a material effect on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our exposure to market risk for changes in interest rates relates primarily to our investment in marketable securities. We do not use derivative financial instruments in our investments. Our investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. The table below presents principal amounts and related weighted average interest rates expected by maturity date for our investment portfolio. There are no maturities after 2002, and our exposure is limited based on the short-term nature of these investments.

        Assets                                               2001
        ------                                               ----
        Cash equivalents:
           Fixed rate...............................      $ 4,249,439
           Average interest rate....................             2.06%

        Short-term investments:
           Fixed rate...............................      $ 6,476,384
           Average interest rate....................             2.96%
                                                          -----------
        Total investment securities................       $10,725,823
           Average interest rate....................             2.64%

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements and Schedules" on page 29.

                  b) The unaudited quarterly financial data for the two-year period ended December 31, 2001 is as follows:

                                                                       Net Loss
                                                     Loss Before    Applicable to
                                                     Income Tax         Common        Basic/Diluted
                      Revenues        Expenses         Benefit       Stockholders    Loss Per Share
                      --------        --------        --------         --------         --------
                                      (in thousands, except per share amounts)
2001
First Quarter         $    153        $  4,181        $ (4,028)        $ (4,793)        $  (0.21)
Second Quarter             101           2,407          (2,306)          (3,096)           (0.14)
Third Quarter              107           2,321          (2,214)          (3,239)           (0.13)
Fourth Quarter              91           4,313          (4,222)          (3,869)           (0.13)
                      --------        --------        --------         --------         --------
   Total Year         $    452        $ 13,222        $(12,770)        $(14,997)        $  (0.61)

2000
First Quarter         $    166        $  2,762        $ (2,596)        $ (3,305)        $  (0.17)
Second Quarter             143           2,402          (2,259)          (2,983)           (0.15)
Third Quarter              110           3,339          (3,229)          (3,977)           (0.20)
Fourth Quarter             151           3,185          (3,034)          (2,250)           (0.11)
                      --------        --------        --------         --------         --------
   Total Year         $    570        $ 11,668        $(11,118)        $(12,515)        $  (0.63)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for by Item 11 is incorporated by reference from the information under the caption "Executive Compensation" in our Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2002 Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Financial Statements:

                  Our audited financial statements, financial statement schedules and the Report of Independent Public Accountants are appended to this Annual Report on Form 10-K. Reference is made to the "Index to Financial Statements and Schedules" on page 29.

         (b) Reports on Form 8-K.

                  On December 18, 2001, we filed a current report on Form 8-K, dated December 10, 2001, announcing the issuance of a key patent covering glucose lowering agents.

                  On November 13, 2001, we filed a current report on Form 8-K, dated November 7, 2001, announcing the initiation of a Phase I human testing of ALT-711 in ESRD patients undergoing peritoneal dialysis.

                  On October 25, 2001, we filed a current report on Form 8-K, dated October 23, 2001, announcing the initiation of a second Phase IIb trial of ALT-711 in systolic hypertension.

                  On October 19, 2001, we filed a current report on Form 8-K, dated October 18, 2001, announcing the appointment of Thomas A. Moore to the Board of Directors.

         (c) Exhibits.

                  The exhibits required to be filed are listed on the Index to Exhibits attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of March 2002.

                                        ALTEON INC.

                                        By: /s/ Kenneth I. Moch
                                        -------------------------------------
                                        Kenneth I. Moch

                                        President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                             Title                                         Date
               ---------                                             -----                                         ----
/s/ Kenneth I. Moch                              Chairman of the Board,                                       March 6, 2002
----------------------------------------
Kenneth I. Moch                                  President and Chief Executive Officer
                                                 (principal executive officer)

/s/ Elizabeth O'Dell                             Vice President, Finance, Secretary and Treasurer
----------------------------------------         (principal accounting officer)                               March 6, 2002
Elizabeth O'Dell


/s/ Edwin Bransome, Jr., M.D.                    Director                                                     March 6, 2002
----------------------------------------
Edwin Bransome, Jr., M.D.


/s/ Marilyn G. Breslow                           Director                                                     March 6, 2002
----------------------------------------
Marilyn G. Breslow

/s/ Alan J. Dalby                                Director                                                     March 6, 2002
----------------------------------------
Alan J. Dalby

/s/ David McCurdy                                Director                                                     March 6, 2002
----------------------------------------
David McCurdy

/s/ Thomas A. Moore                              Director                                                     March 6, 2002
----------------------------------------
Thomas A. Moore

/s/ George M. Naimark, Ph.D.                     Director                                                     March 6, 2002
----------------------------------------
George M. Naimark, Ph.D.


/s/ Mark Novitch, M.D.                           Director                                                     March 6, 2002
----------------------------------------
Mark Novitch, M.D.

Form 10-K - Item 14(a)(1)
Alteon Inc.
Index to Financial Statements and Schedules

                                                                                                                        Page
                                                                                                                        ----
Report of Independent Public Accountants - Arthur Andersen LLP....................................................      30

Financial Statements:

            Balance Sheets at December 31, 2001 and 2000..........................................................      31

            Statements of Operations for the years ended
                December 31, 2001, 2000 and 1999..................................................................      32

            Statements of Stockholders' Equity for the years ended
                December 31, 2001, 2000 and 1999..................................................................      33

            Statements of Cash Flows for the years ended
                December 31, 2001, 2000 and 1999..................................................................      34

            Notes to Financial Statements.........................................................................      35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Alteon Inc.:

We have audited the accompanying balance sheets of Alteon Inc. (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the U.S. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the U.S.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 22, 2002

                                   ALTEON INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                        December 31,             December 31,
                                                                                            2001                    2000
                                                                                      -------------           -------------
Current Assets:

    Cash and cash equivalents ................................................          $   4,249,439           $   3,600,328
    Short-term investments ...................................................              6,476,384               6,354,479
    Other current assets .....................................................              1,394,765               1,735,660
                                                                                        -------------           -------------

       Total current assets ..................................................             12,120,588              11,690,467

    Property and equipment, net ..............................................              1,109,676               1,696,082
    Deposits and other assets ................................................                  2,815                   2,815
                                                                                        -------------           -------------

Total assets .................................................................          $  13,233,079           $  13,389,364
                                                                                        =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable .........................................................          $     307,153           $     304,779
    Accrued expenses .........................................................              2,054,980               1,631,579
                                                                                        -------------           -------------

       Total current liabilities .............................................              2,362,133               1,936,358
                                                                                        -------------           -------------

Commitments and Contingencies ................................................                     --                      --

Stockholders' Equity:

    Preferred stock, $0.01 par value, 1,993,329 shares authorized, and 992 and
       912 of Series G and 2,980 and 2,739 of Series H shares issued and outstanding, as of December 31, 2001 and  December 31, 2000,
       respectively ..........................................................                     40                      37

    Common stock, $0.01 par value,
       40,000,000 shares authorized, and 27,314,846 and
       22,399,660 shares issued and outstanding, as of
       December 31, 2001 and December 31, 2000, respectively .................                273,148                 223,997

    Additional paid-in capital ...............................................            159,596,934             145,241,265

    Accumulated deficit ......................................................           (149,008,641)           (134,011,423)

    Accumulated other comprehensive income/(loss) ............................                  9,465                    (870)
                                                                                        -------------           -------------

       Total stockholders' equity ............................................             10,870,946              11,453,006
                                                                                        -------------           -------------

Total liabilities and stockholders' equity ...................................          $  13,233,079           $  13,389,364
                                                                                        =============           =============

      The accompanying notes are an integral part of these balance sheets.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS

                                                                                   Year ended December 31,
                                                               --------------------------------------------------------------
                                                                   2001                     2000                     1999
                                                               ------------             ------------             ------------
Revenues:

   Investment income ..............................            $    451,518             $    570,444             $    834,661
   Other income ...................................                      --                       --                  600,000
                                                               ------------             ------------             ------------

           Total revenues .........................                 451,518                  570,444                1,434,661
                                                               ------------             ------------             ------------

Expenses:

    Research and development
      (which includes non-cash variable stock
      compensation expense in 2001 and 2000 of
      $164,988 and $353,065, respectively) ........               8,461,476                6,375,380               10,598,008
    General and administrative
      (which includes non-cash variable stock
      compensation expense in 2001 and 2000 of
      $657,295 and $890,604, respectively) ........               4,760,747                5,312,750                4,356,447

           Total expenses .........................              13,222,223               11,688,130               14,954,455
                                                               ------------             ------------             ------------

Loss before income tax benefit ....................             (12,770,705)             (11,117,686)             (13,519,794)

    Income tax benefit ............................               1,186,921                1,547,763                2,588,210
                                                               ------------             ------------             ------------

Net loss ..........................................             (11,583,784)              (9,569,923)             (10,931,584)

    Preferred stock dividends .....................               3,203,906                2,945,451                2,707,844
    Common stock warrant deemed dividends .........                 209,528                       --                       --
                                                               ------------             ------------             ------------

Net loss applicable to common stockholders ........            $(14,997,218)            $(12,515,374)            $(13,639,428)
                                                               ============             ============             ============

Basic/diluted loss per share to common stockholders            $      (0.61)            $      (0.63)            $      (0.72)
                                                               ============             ============             ============

Weighted average common shares used in computing
   basic/diluted loss per share ...................              24,555,885               19,860,847               19,054,750
                                                               ============             ============             ============

        The accompanying notes are an integral part of these statements.

                                   ALTEON INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                              Preferred Stock                Common Stock
                                           Shares         Amount          Shares        Amount
                                       -------------   -------------  -------------  -------------
Balances at

DECEMBER 31, 1998 ...................          3,086   $          31     18,814,740  $     188,147
  Net loss ..........................             --              --             --             --
  Change in unrealized gains/(losses)             --              --             --             --

  Comprehensive loss ................             --              --             --             --

  Issuance of Series G and H
    preferred stock dividends .......            271               3             --             --
  Exercise of employee stock
    options .........................             --              --        374,961          3,750
  Compensation expense
    in connection with the issuance
    of non-qualified stock options,
    stock option modifications and
    options granted to non-employees              --              --             --             --
                                       -------------   -------------  -------------  -------------
DECEMBER 31, 1999 ...................          3,357              34     19,189,701        191,897
  Net loss ..........................             --              --             --             --
  Change in unrealized gains/(losses)             --              --             --             --

  Comprehensive loss ................             --              --             --             --

  Issuance of Series G and H
    preferred stock dividends .......            294               3             --             --
  Exercise of employee stock
    options .........................             --              --        375,871          3,759
  Private placement of common
    stock and warrants ..............             --              --      2,834,088         28,341
  Compensation expense related to
    variable plan employee
    stock options ...................             --              --             --             --
  Compensation expense
    in connection with the issuance
    of non-qualified stock options,
    stock option modifications and
    options granted to non-employees              --              --             --             --
                                       -------------   -------------  -------------  -------------
DECEMBER 31, 2000 ...................          3,651              37     22,399,660        223,997
  Net loss ..........................             --              --             --             --
  Change in unrealized gains/(losses)             --              --             --             --

  Comprehensive loss ................             --              --             --             --

  Issuance of Series G and H
    preferred stock dividends .......            321               3             --             --
  Exercise of employee stock
    options .........................             --              --        415,186          4,151
  Public offering of common stock ...             --              --      4,500,000         45,000
  Compensation expense related to
    variable plan employee
    stock options ...................             --              --             --             --
  Common stock warrant deemed
    dividends .......................             --              --             --             --
  Compensation expense
    in connection with the issuance
    of non-qualified stock options,
    stock option modifications and
    options granted to non-employees              --              --             --             --
                                       -------------   -------------  -------------  -------------
DECEMBER 31, 2001 ...................          3,972   $          40     27,314,846  $     273,148
                                       =============   =============  =============  =============

                                                                          Accumulated
                                           Additional                        Other           Total
                                            Paid-in       Accumulated    Comprehensive   Stockholders'
                                             Capital        Deficit      Income/(Loss)      Equity
                                          ------------   -------------   -------------   -------------
Balances at

DECEMBER 31, 1998 ...................     $131,005,033   $(107,856,621)  $       1,768   $  23,338,358
  Net loss ..........................               --     (10,931,584)             --     (10,931,584)
  Change in unrealized gains/(losses)               --              --            (475)           (475)
                                                                                         -------------
  Comprehensive loss ................               --              --              --     (10,932,059)
                                                                                         -------------
  Issuance of Series G and H
    preferred stock dividends .......        2,707,841      (2,707,844)             --              --
  Exercise of employee stock
    options .........................          162,691              --              --         166,441
  Compensation expense
    in connection with the issuance
    of non-qualified stock options,
    stock option modifications and
    options granted to non-employees           253,948              --              --         253,948
                                          ------------   -------------   -------------   -------------
DECEMBER 31, 1999 ...................      134,129,513    (121,496,049)          1,293      12,826,688
  Net loss ..........................               --      (9,569,923)             --      (9,569,923)
  Change in unrealized gains/(losses)               --              --          (2,163)         (2,163)
                                                                                         -------------
  Comprehensive loss ................               --              --              --      (9,572,086)
                                                                                         -------------
  Issuance of Series G and H
    preferred stock dividends .......        2,945,448      (2,945,451)             --              --
  Exercise of employee stock
    options .........................          500,786              --              --         504,545
  Private placement of common
    stock and warrants ..............        6,103,151              --              --       6,131,492
  Compensation expense related to
    variable plan employee
    stock options ...................        1,243,669              --              --       1,243,669
  Compensation expense
    in connection with the issuance
    of non-qualified stock options,
    stock option modifications and
    options granted to non-employees           318,698              --              --         318,698
                                          ------------   -------------   -------------   -------------
DECEMBER 31, 2000 ...................      145,241,265    (134,011,423)           (870)     11,453,006
  Net loss ..........................               --     (11,583,784)             --     (11,583,784)
  Change in unrealized gains/(losses)               --              --          10,335          10,335
                                                                                         -------------
  Comprehensive loss ................               --              --              --     (11,573,449)
                                                                                         -------------
  Issuance of Series G and H
    preferred stock dividends .......        3,203,903      (3,203,906)             --              --
  Exercise of employee stock
    options .........................          428,698              --              --         432,849
  Public offering of common stock ...        9,365,080              --              --       9,410,080
  Compensation expense related to
    variable plan employee
    stock options ...................          822,283              --              --         822,283
  Common stock warrant deemed
    dividends .......................          209,528        (209,528)             --              --
  Compensation expense
    in connection with the issuance
    of non-qualified stock options,
    stock option modifications and
    options granted to non-employees           326,177              --              --         326,177
                                          ------------   -------------   -------------   -------------
DECEMBER 31, 2001 ...................     $159,596,934   $(149,008,641)  $       9,465   $  10,870,946
                                          ============   =============   =============   =============

        The accompanying notes are an integral part of these statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                              ----------------------------------------------------
                                                                                  2001                2000                1999
                                                                              ------------        ------------        ------------
Cash flows from operating activities:
       Net loss .......................................................       $(11,583,784)       $ (9,569,923)       $(10,931,584)

Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization ..................................            636,565             765,601             743,820
       Stock compensation expense .....................................            326,177             318,698             253,948
       Non-cash compensation expense related to
           variable plan employee stock options .......................            822,283           1,243,669                  --

Changes in operating assets and liabilities:
       Other current assets ...........................................            340,895          (1,486,677)             25,162
       Other assets ...................................................                 --                  --             257,265
       Accounts payable and accrued expenses ..........................            425,775            (257,844)         (2,119,073)
                                                                              ------------        ------------        ------------

           Net cash used in operating activities ......................         (9,032,089)         (8,986,476)        (11,770,462)
                                                                              ------------        ------------        ------------
Cash flows from investing activities:
       Capital expenditures ...........................................            (50,159)            (62,377)           (157,969)
       Purchases of marketable securities .............................        (16,743,570)        (11,550,202)        (54,461,475)
       Sales and maturities of marketable securities ..................         16,632,000          12,227,817          60,719,408
                                                                              ------------        ------------        ------------

           Net cash (used in) provided by investing activities ........           (161,729)            615,238           6,099,964
                                                                              ------------        ------------        ------------
Cash flows from financing activities:
       Net proceeds from issuance of common stock .....................          9,842,929           6,636,037             166,441
                                                                              ------------        ------------        ------------
           Net cash provided by financing activities ..................          9,842,929           6,636,037             166,441
                                                                              ------------        ------------        ------------

Net increase/(decrease) in cash and cash equivalents ..................            649,111          (1,735,201)         (5,504,057)
Cash and cash equivalents, beginning of period ........................          3,600,328           5,335,529          10,839,586
                                                                              ------------        ------------        ------------

Cash and cash equivalents, end of period ..............................       $  4,249,439        $  3,600,328        $  5,335,529
                                                                              ============        ============        ============

Non-cash transactions:
    Preferred stock dividends .........................................          3,203,906           2,945,451           2,707,844
    Common stock warrant deemed dividends .............................            209,528                  --                  --

        The accompanying notes are an integral part of these statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business

            Alteon Inc. ("Alteon" or the "Company") is a product-based biopharmaceutical company engaged in the discovery and development of oral drugs to reverse or inhibit cardiovascular aging and diabetic complications. The Company's product candidates represent novel approaches to some of the largest pharmaceutical markets, such as cardiovascular and kidney diseases. The Company conducts its business in one operating segment. Alteon's proprietary technology focuses on Advanced Glycosylation End-products ("A.G.E.s"). A.G.E.s ultimately form crosslinks with adjacent proteins, leading to a loss of flexibility and function in body tissues, vessels and organs. All of the Company's products are in research or development, and no revenues have been generated from product sales.

            The Company's lead A.G.E. Crosslink Breaker compound, ALT-711, is initially being developed for cardiovascular indications, including systolic hypertension. Alteon completed a Phase IIa trial to evaluate the effect of ALT-711 on cardiovascular compliance. Based on the positive results of this trial, Alteon initiated two Phase IIb efficacy trials of ALT-711, the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trials. The compound is also under Phase I investigation in end-stage renal disease ("ESRD") patients undergoing peritoneal dialysis.

            A topical formulation of an A.G.E. Crosslink Breaker, ALT-744, is being clinically evaluated in skin aging for cosmetic applications. The Company continues to evaluate product development opportunities from its A.G.E. Crosslink Breaker compounds and other classes of compounds in its patent estate.

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

      Pervasiveness of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

      Cash and Cash Equivalents and Short-Term Investments

            Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase. Short-term investments are considered available-for-sale and are recorded at fair market value, as determined by quoted market value. As of December 31, 2001 and 2000, short-term investments were invested in debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. They consist of the following:

                                                         December 31,
                                               ------------------------------
                                                  2001                2000
                                               ----------          ----------
         U.S. government agency funds          $5,479,434          $2,651,255
         Corporate obligations ......             996,950           3,703,224
                                               ----------          ----------
                                               $6,476,384          $6,354,479
                                               ==========          ==========

            The amortized cost of short-term investments was $6,466,919 and $6,355,349 at December 31, 2001 and December 31, 2000, respectively. Gross unrealized gains or losses are not significant.

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

      Stock-Based Compensation

            The Company accounts for employee stock-based compensation and awards issued to non-employee directors under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. Stock option awards issued to consultants and contractors are accounted for in accordance with the provision of Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), which requires options issued to these parties to be valued at their fair market value when computing compensation.

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

      Revenue Recognition

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

      Recently Issued Accounting Standards

            In August 2001, Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), for the disposal of a segment of a business. Alteon plans to adopt the standard on January 1, 2002, and does not expect that the adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

            During June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

            SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001, be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company is required to and will adopt SFAS No. 142 as of January 1, 2002. Based on the Company's current activities, the Company does not believe the adoption of these pronouncements will have an impact on the Company's results of operations, cash flows or financial position.

      Reclassifications

            Certain prior year amounts have been reclassified to conform to current year presentation.

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 -- PROPERTY AND EQUIPMENT

                                                                       December 31,
                                                              ---------------------------
                                                                  2001            2000
                                                              -----------     -----------
            Laboratory equipment .........................    $ 1,183,034     $ 1,167,780
            Furniture and equipment ......................        686,560         686,560
            Computer equipment ...........................        409,496         374,589
            Leasehold improvements .......................      5,215,069       5,215,069
                                                              -----------     -----------
                                                                7,494,159       7,443,998
            Less:  Accumulated depreciation & amortization     (6,384,483)     (5,747,916)
                                                              -----------     -----------
                                                              $ 1,109,676     $ 1,696,082
                                                              ===========     ===========

            Depreciation and amortization expense was $636,565, $765,601 and $743,820 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

NOTE 4 -- OTHER DEVELOPMENT AGREEMENTS

            Alteon has entered into a number of licensing and collaboration agreements relating to the development and distribution of its A.G.E-related technology. The Company granted to Yamanouchi Pharmaceutical Co., Ltd. an exclusive license to commercialize our A.G.E.-Formation Inhibitor, pimagedine, in Japan, South Korea, Taiwan and The People's Republic of China. Alteon has entered into an exclusive licensing arrangement with Roche Diagnostics GmbH for Alteon's technology for diagnostic applications, and we have also entered into clinical testing and distribution agreements with Gamida for Life which grant Gamida the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. Alteon has a license and supply agreement with IDEXX Laboratories, Inc. pursuant to which the Company licensed pimagedine to IDEXX as a potential therapeutic in companion animals (dogs, cats and horses) and Alteon's A.G.E. diagnostics technology for companion animal use. All of these agreements will entitle Alteon to receive royalties on sales if any products covered by the agreements are developed and sold.

            In October 2000, Alteon entered into an agreement with HemoMax, LLC ("HemoMax") for the development of a novel technology designed to increase the delivery of oxygen to tissues in the body through enhanced blood circulation. On February 9, 2002, HemoMax advised Alteon that because of uncertainties regarding its ability to receive patents adequate to support commercialization of the technology, it has decided to cease operations and liquidate.

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

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

            Alteon has also entered into a number of academic research and license agreements. Pursuant to an agreement with Rockefeller University, we have exclusive, royalty-free, worldwide and perpetual rights to the technology and inventions relating to A.G.E.s and other protein crosslinking, including those relating to the complications of aging and diabetes. The Company also obtained an exclusive, worldwide, royalty-bearing license from Washington University for patents covering the use of pimagedine as an inhibitor of inducible nitric oxide synthase. In addition Alteon received from The Picower Institute for Medical Research ("The Picower Institute") an exclusive worldwide, royalty-bearing license for certain commercial health care applications of A.G.E.-related inventions. On December 31, 2001, The Picower Institute ceased operations, and we expect to assume all responsibility and costs for the worldwide filing and prosecution of patent applications and maintenance of patents for such inventions.

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

NOTE 5 -- ACCRUED EXPENSES

                                                         December 31,
                                                ----------------------------
                                                   2001              2000
                                                ----------        ----------
            Clinical trial expense .....        $1,379,693        $  848,745
            Professional fees ..........           191,000           291,000
            Payroll and related expenses           224,287           167,680
            Rent expense ...............           100,673           155,585
            Patent fees ................            85,571           111,529
            Other ......................            73,756            57,040
                                                ----------        ----------
                                                $2,054,980        $1,631,579
                                                ==========        ==========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

      Commitments

            The Company leases its headquarters and research facility and related equipment and furniture under non-cancelable operating leases. As of December 31, 2001, future minimum rentals under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                  Operating
                                    Leases
                                   --------
            2002 ................  $536,500
            2003 ................   447,000
            Thereafter...........       --
                                   --------
                                   $983,500
                                   ========

            Rent expense for each of the years in the three-year period ended December 31, 2001 was $599,655, $586,294 and $573,962, respectively.

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

      Contingencies

            The Company is party to various claims and lawsuits arising in the normal course of business. In the opinion of management, these suits and claims will not result in judgments or settlements which, in the aggregate, would have a material adverse effect on the Company's condition or the results of operations.

NOTE 7 -- STOCKHOLDERS' EQUITY

      Common/Preferred Stock Issuances

            In July 2001, Alteon completed a public offering of 4,500,000 shares of common stock, which provided net proceeds of approximately $9,365,000. In connection with this offering, certain previously issued warrants were repriced from $3.40 to $2.25 per share pursuant to antidilution provisions connected to the warrants. Such repricing resulted in a $209,528 deemed dividend on the underlying common stock.

            In September 2000, Alteon entered into an agreement with several investors pursuant to which Alteon sold, in a private placement, an aggregate of 2,834,088 shares of common stock and warrants to purchase 1,133,636 shares of common stock (the "Warrants") for an aggregate purchase price of $6,235,000. The adjusted exercise price of the Warrants is $2.25 per share, while the term is seven years.

            In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock (See Note 3). In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 and $14,544,000 respectively, of Series H Preferred Stock. As of December 31, 2001, 2000 and 1999 respectively, approximately $3,204,000, $2,945,000 and $2,708,000 of Preferred Stockholder Dividends were recorded. Series G Preferred Stock and Series H Preferred Stock Dividends are payable quarterly in shares at a rate of 8.5%. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible upon 70 days' prior written notice into a number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange for the 20 business days immediately preceding the date of conversion.

            In connection with an April 1997 offering, warrants to purchase 60,000 shares of common stock at an exercise price of $4.025 per share are still outstanding.

      Stock Option Plan

            The Company has established two stock option plans for its employees, officers, directors, consultants and independent contractors. Options to purchase up to 4,192,000 shares of common stock may be granted under the first plan and options to purchase up to 7,000,000 shares of common stock may be granted under the second plan.

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

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

            The following table summarizes the activity in the Company's stock options:

                                                                              Exercise              Weighted Average
                                                                            Price Range              Exercise Price
                                                    Options                  Per Share                  Per Share
                                                ---------------          ---------------            ---------------
            Balance, December 31, 1998             4,799,260                                             $5.39
            Granted ..................             1,928,701             $0.780 - $1.125                  0.99
            Exercised ................              (374,961)             0.300 -  0.600                  0.44
            Canceled .................            (1,277,804)             0.810 - 15.000                  3.88
                                                  -----------                                            -----
            Balance, December 31, 1999             5,075,196                                             $3.40
            Granted ..................             1,105,820             $1.630 - $7.000                  4.57
            Exercised ................              (375,871)             0.600 -  5.130                  1.34
            Canceled .................              (550,326)             0.600 -  9.500                  1.12
                                                  -----------                                            -----
            Balance, December 31, 2000             5,254,819                                             $4.02
            Granted ..................               873,942             $2.600 - $4.150                  3.13
            Exercised ................              (415,186)             0.844  - 1.125                  1.04
            Canceled .................            (1,008,269)             0.813 - 11.150                  8.53
                                                 ------------
                                                                                                         -----
            Balance, December 31, 2001             4,705,306                                             $3.15
                                                 ============                                            =====

            The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                              Options Outstanding at                                Options Exercisable at
                                                 December 31, 2001                                      December 31, 2001
                                ----------------------------------------------------             ------------------------------
                                                      Weighted             Weighted                                    Weighted
     Range of                                          Average              Average              Number of              Average
     Exercise                   Number of             Remaining            Exercise               Shares               Exercise
      Prices                      Shares           Contractual Life          Price              Exercisable              Price
------------------              ---------              -------              -------              ---------              -------
$0.7810 - $1.0630               1,493,512                 6.15              $0.9500              1,433,356              $0.9532
$1.1250 - $3.5200               1,179,593                 8.81              $1.9770                585,156              $1.2970
$3.5625 - $5.1250               1,238,076                 7.76              $3.9428                725,235              $4.0525
$5.3750 - $15.0000                794,125                 5.49              $7.7841                592,412              $8.0511
------------------              ---------              -------              -------              ---------              -------
$0.7810 - $15.0000              4,705,306                 7.13              $3.1484              3,336,159              $2.9476

            The weighted average fair value of the options granted was $3.13, $2.54 and $0.53 during 2001, 2000 and 1999, respectively. Included in options at December 31, 2001, are 1,095,000 options granted to certain executives with option prices ranging from $0.875 per share to $3.90 per share, the fair market value on the date of grant. Such options vest upon the earlier of five years after grant or upon achievement of certain Company milestones.

            The Company accounts for its stock option plans for options granted to employees and non-employee directors under APB Opinion No. 25, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Had compensation costs for these plans been determined consistent with SFAS No. 123, the Company's pro forma net loss and loss per share applicable to common stockholders for 2001, 2000 and 1999 would have been $16,507,000, $13,651,000 and $13,935,000, and $0.67, $0.69 and $0.73,
respectively. Stock option awards issued to consultants and contractors have been accounted for in accordance with SFAS No. 123. The 2001, 2000 and 1999 pro forma net loss and loss per share applicable to common stockholders reflects a benefit of $53,000, $157,000 and $1,458,000, respectively, for the reversal of previously recognized pro forma compensation costs on options forfeited. Consistent with SFAS No. 123, the Company elected not to estimate these forfeitures in the prior period pro forma compensation cost calculation. Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

            Under SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively; risk free interest rates ranging from 2.04% to 5.30%, 5.24% to 6.64% and 4.73% to 6.07%, respectively; expected life of 2.02 years over the vesting periods; expected dividend yield of 0%; and expected volatility of 70%.

            In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25". The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, the Company repriced certain stock options. The total non-cash stock compensation expense resulting from the repricing for the years ended December 31, 2001 and December 31, 2000 is $822,283 and $1,243,669 respectively, which includes research and development charges of $164,988 and $353,065, and general and administrative charges of $657,295 and $890,604, respectively. As of December 31, 2001, there are approximately 605,000 repriced options outstanding.

NOTE 8 -- SAVINGS AND RETIREMENT PLAN

            The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code which allows eligible employees to annually contribute a portion of their annual salary to the plan. In 1998, the Company began making discretionary contributions at a rate of 25% of an employee's contribution up to a maximum of 5% of the employee's base salary. The Company made contributions of $38,669, $30,530 and $49,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 9 -- RELATED PARTY TRANSACTIONS

            Since the Company's inception, the Company has entered into certain collaborative agreements with organizations with which Dr. Anthony Cerami, a former member of the Company's Board of Directors, was affiliated. These organizations included The Picower Institute, The Rockefeller University, Cerami Consulting Corporation and the Kenneth S. Warren Laboratories, Inc. The Company paid to the organizations $0, $0 and $243,000 in 2001, 2000, and 1999, respectively. In addition, the Company paid patent maintenance fees for technology related to the organizations of $17,000, $120,000 and $73,000 in 2001, 2000 and 1999, respectively. Although the Company has terminated its collaborative relationship with The Picower Institute, the Company has a royalty obligation on all net sales and other revenues associated with certain technologies developed, payable to The Picower Institute's successor. Effective May 17, 1999, the Company terminated its consulting agreement with Cerami Consulting Corporation and its research agreement with Kenneth S. Warren Laboratories, Inc. In addition, Dr. Cerami resigned from the Company's Board of Directors on April 19, 1999.

            Prior to 2000, the Company had a Scientific Advisory Board. The Chairman and two other Scientific Advisory Board members provided consulting services to the Company. Consulting fees paid to these members totaled $55,000 in 1999.

NOTE 10 -- INCOME TAXES

            At December 31, 2001, the Company had available Federal net operating loss carryforwards, which expire in the years 2006 through 2020, of approximately $135,500,000 for income tax purposes and State net operating loss carryforwards, which expire in the years 2002 through 2007, of approximately $85,100,000. In addition, the Company has Federal research and development tax credit carryforwards of approximately $5,100,000 and State research and development tax credit carryforwards of approximately $1,600,000. The amount of Federal net operating loss and research and development tax credit carryforwards which can be utilized in any one period may

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

become limited by Federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

            The components of the deferred tax assets and the valuation allowance are as follows:

                                                           December 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
            Net operating loss carryforwards     $ 51,300,000      $ 47,700,000
            Research and development credit         6,700,000         7,100,000
            Other temporary differences ....        4,100,000         2,400,000
                                                 ------------      ------------
            Gross deferred tax assets ......       62,100,000        57,200,000
            Valuation allowance ............      (62,100,000)      (57,200,000)
                                                 ------------      ------------
            Net deferred tax assets ........     $         --      $         --
                                                 ============      ============

            A valuation allowance was established since the realization of the Company's deferred tax assets is uncertain. In 2001, 2000 and 1999, the Company sold $6,243,000, $14,129,000 and $27,687,000, respectively, of its gross State net operating loss carryforwards and $802,000, $590,000 and $645,000, respectively, of its State research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology business in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2001, 2000 and 1999 were approximately $1,187,000, $1,548,000 and $2,588,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. The proceeds from the sale of the net operating loss carryforwards and the research and development tax credit carryforwards sold in 2001 were received on January 4, 2002. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. Due to the uncertainty at any time as to the Company's ability to effectuate the sale of Alteon's available State net operating losses, since the Company has no control or influence over the program, the benefits are recorded once the agreement with the counterpart is signed and the sale is approved by the State.

NOTE 11 - SUBSEQUENT EVENT

            In January 2002, Alteon completed a public offering of 4,450,000 shares of common stock, which provided net proceeds of approximately $18,588,000.

                                  EXHIBIT INDEX

Exhibit
   No.      Description of Exhibit
-------     ----------------------

   3.1 Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q filed on November 10, 1999).

   3.2 Certificate of the Voting Powers, Designations, Preference and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series F Preferred Stock of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

   3.8 Certificate of Retirement dated November 20, 2000, of Alteon Inc. (Incorporated by reference to Exhibit 3.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   3.9 Certificate of Amendment to Restated Certificate of Incorporation of Alteon Inc., dated June 7, 2001 (Incorporated by reference to
            Exhibit 3.8 to the Company's Report on Form 10-Q filed on August 14,
            2001).

   3.10 By-laws, as amended. (Incorporated by reference to Exhibit 3.7 to the Company's Report on Form 10-Q filed on May 12, 1999).

   4.1 Stockholders' Rights Agreement dated as of July 27, 1995, between Alteon Inc. and Registrar and Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

   10.8 Lease Agreement dated January 11, 1993, between Ramsey Associates and the Company. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2000).

   10.9* License Agreement dated as of December 30, 1994, between the Company and Corange International Limited. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.10* Research Collaboration and License Agreement dated as of June 2, 1995, between Washington University and the Company. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.11 Distribution Agreement dated September 25, 1995, between the Company and Eryphile BV. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2000).

   10.12+ Employment Agreement dated as of October 21, 2000, between the Company and Elizabeth O'Dell. (Incorporated by reference to Exhibit
            10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

   10.13+ Alteon Inc. Change in Control Severance Benefits Plan. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

   10.17+ Amended and Restated Employment Agreement dated as of December 15, 1998, between the Company and Kenneth I. Moch (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

   10.18 Letter Agreement dated February 11, 2000, between the Company and Genentech, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 1999).

   10.19+ Consulting Agreement dated as of December 15, 1998, between the Company and Mark Novitch, M.D., as amended by letter agreement dated as of January 18, 2001. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

   10.23+ Letter Agreement dated December 3, 2001 between the Company and Kenneth I. Moch amending Amended and Restated Employment Agreement dated as of December 15, 1998.

   23.1.1   Consent of Independent Public Accountants.

---------------

*    Confidentiality has been granted for a portion of this exhibit.

+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) to this Form 10-K.