Form 10-K/A
period 2001-12-31
ALTEON INC /DE
filed 2002-04-12
CIK 878903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR


          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16043

                                   ALTEON INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-3304550
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  170 WILLIAMS DRIVE, RAMSEY, NEW JERSEY 07446
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (201)934-5000
                  --------------------------------------------
              (Registrant's telephone number, including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:



                                                        Name of Exchange
             Title of Each Class                      On Which Registered
    --------------------------------------          ------------------------
    Common Stock, Par Value $.01 per share           American Stock Exchange




Securities Registered Pursuant to Section 12(g) of the Act:
                           NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the equity stock held by non-affiliates of the registrant, based on the American Stock Exchange closing price of the Common Stock ($4.25 per share), as of February 20, 2002, was $134,651,713.

At February 20, 2002, 31,764,846 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                                EXPLANATORY NOTE


      Alteon Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 7, 2002, for the sole purpose of correcting the typographical error in the caption in the common stock line of the stockholders' equity section of the audited balance sheet as filed, which indicated that Alteon has 40,000,000, rather than 80,000,000 shares of authorized common stock. The caption in the audited balance sheet included in the financial statements filed herewith reflects the 80,000,000 authorized shares.



      This correction has no impact on the number of outstanding shares of Alteon's common or preferred stock or on earnings per share or on any other item in the audited financial statements.


      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this amendment contains the complete text of Item 8 and Item 14, the items being amended. The Index to Exhibits, which is incorporated by reference into Item 14, indicates the exhibits being filed herewith.

                                     PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K/A. A list of the financial statements filed herewith is found at "Index to Financial Statements and Schedules" on page 5.

      b) The unaudited quarterly financial data for the two-year period ended December 31, 2001 is as follows:


                                                                                       Net Loss
                                                                 Loss Before         Applicable to
                                                                  Income Tax            Common              Basic/Diluted
                              Revenues         Expenses            Benefit            Stockholders         Loss Per Share
                              --------         --------            -------            ------------         --------------
                                                   (in thousands, except per share amounts)
      2001
      First Quarter .........   $153            $ 4,181            $ (4,028)            $ (4,793)            $  (0.21)
      Second Quarter ........    101              2,407              (2,306)              (3,096)               (0.14)
      Third Quarter .........    107              2,321              (2,214)              (3,239)               (0.13)
      Fourth Quarter ........     91              4,313              (4,222)              (3,869)               (0.13)
                                ----            -------            --------             --------             --------
         Total Year .........   $452            $13,222            $(12,770)            $(14,997)            $  (0.61)

      2000
      First Quarter .........   $166            $ 2,762            $ (2,596)            $ (3,305)            $  (0.17)
      Second Quarter ........    143              2,402              (2,259)              (2,983)               (0.15)
      Third Quarter .........    110              3,339              (3,229)              (3,977)               (0.20)
      Fourth Quarter ........    151              3,185              (3,034)              (2,250)               (0.11)
                                ----            -------            --------             --------             --------
         Total Year             $570            $11,688            $(11,118)            $(12,515)            $  (0.63)


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

            (a) Financial Statements:

            Our audited financial statements, financial statement schedules and the Report of Independent Public Accountants are appended to this Annual Report on Form 10-K/A. Reference is made to the "Index to Financial Statements and Schedules" on page 5.

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

            (c) Exhibits.

            The exhibits required to be filed with this Annual Report on Form 10-K/A are listed on the Index to Exhibits attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of April 2002.

                                       ALTEON INC.

                                       By: /s/ Kenneth I. Moch
                                           -----------------------------
                                           Kenneth I. Moch
                                           President and Chief Executive Officer

Form 10-K/A - Item 14(a)(1)
Alteon Inc.
Index to Financial Statements and Schedules



                                                                            Page
                                                                            ----
Report of Independent Public Accountants - Arthur Andersen LLP...........     6

Financial Statements:

         Balance Sheets at December 31, 2001 and 2000....................     7

         Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999.............................     8

         Statements of Stockholders' Equity for the years ended
            December 31, 2001, 2000 and 1999.............................     9

         Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999.............................    10

         Notes to Financial Statements...................................    11

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



                                                ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 22, 2002

                                   ALTEON INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                        December 31,             December 31,
                                                                                            2001                    2000
                                                                                        -------------           -------------
Current Assets:

   Cash and cash equivalents....................................................        $   4,249,439           $   3,600,328
   Short-term investments.......................................................            6,476,384               6,354,479
   Other current assets.........................................................            1,394,765               1,735,660
                                                                                        -------------           -------------

     Total current assets.......................................................           12,120,588              11,690,467

   Property and equipment, net..................................................            1,109,676               1,696,082
   Deposits and other assets....................................................                2,815                   2,815
                                                                                        -------------           -------------

Total assets....................................................................        $  13,233,079           $  13,389,364
                                                                                        =============           =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable.............................................................        $     307,153           $     304,779
   Accrued expenses.............................................................            2,054,980               1,631,579
                                                                                        -------------           -------------

     Total current liabilities..................................................            2,362,133               1,936,358
                                                                                        -------------           -------------

Commitments and Contingencies...................................................                   --                      --

Stockholders' Equity:

   Preferred stock, $0.01 par value, 1,993,329 shares authorized, and 992 and
     912 of Series G and 2,980 and 2,739 of Series H shares issued and
     outstanding, as of December 31, 2001 and December 31, 2000, respectively...                   40                      37

   Common stock, $0.01 par value, 80,000,000 shares authorized, and 27,314,846 and 22,399,660 shares issued and outstanding, as of
     December 31, 2001 and December 31, 2000, respectively......................              273,148                 223,997

   Additional paid-in capital...................................................          159,596,934             145,241,265

   Accumulated deficit..........................................................         (149,008,641)           (134,011,423)

   Accumulated other comprehensive income/(loss)................................                9,465                    (870)
                                                                                        -------------           -------------

     Total stockholders' equity.................................................           10,870,946              11,453,006
                                                                                        -------------           -------------

Total liabilities and stockholders' equity......................................        $  13,233,079           $  13,389,364
                                                                                        =============           =============



        The accompanying notes are an integral part of these statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS


                                                                                Year ended December 31,
                                                             ----------------------------------------------------------
                                                                  2001                   2000                   1999
                                                             ------------           ------------           ------------
Revenues:

   Investment income....................................     $    451,518           $    570,444           $    834,661
   Other income.........................................               --                     --                600,000
                                                             ------------           ------------           ------------

        Total revenues..................................          451,518                570,444              1,434,661
                                                             ------------           ------------           ------------

Expenses:

   Research and development
     (which includes non-cash variable stock
     compensation expense in 2001 and 2000 of
     $164,988 and $353,065, respectively)...............        8,461,476              6,375,380             10,598,008
   General and administrative
     (which includes non-cash variable stock
     compensation expense in 2001 and 2000 of
     $657,295 and $890,604, respectively)...............        4,760,747              5,312,750              4,356,447

        Total expenses..................................       13,222,223             11,688,130             14,954,455
                                                             ------------           ------------           ------------

Loss before income tax benefit..........................      (12,770,705)           (11,117,686)           (13,519,794)

   Income tax benefit...................................        1,186,921              1,547,763              2,588,210
                                                             ------------           ------------           ------------

Net loss................................................      (11,583,784)            (9,569,923)           (10,931,584)

   Preferred stock dividends............................        3,203,906              2,945,451              2,707,844
   Common stock warrant deemed dividends................          209,528                     --                     --
                                                             ------------           ------------           ------------

Net loss applicable to common stockholders..............     $(14,997,218)          $(12,515,374)          $(13,639,428)
                                                             ============           ============           ============

Basic/diluted loss per share to common stockholders.....     $      (0.61)          $      (0.63)          $      (0.72)
                                                             ------------           ------------           ------------

Weighted average common shares used in computing
   basic/diluted loss per share.........................       24,555,885             19,860,847             19,054,750
                                                             ============           ============           ============


        The accompanying notes are an integral part of these statements.

                                   ALTEON INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                        Accumulated
                                     Preferred Stock     Common Stock      Additional                       Other         Total
                                     ---------------   -----------------     Paid-in     Accumulated    Comprehensive  Stockholders'
                                      Shares  Amount   Shares     Amount     Capital       Deficit      Income/(Loss)     Equity
                                      ------  ------   ------     ------     -------       -------      -------------     ------
Balances at
DECEMBER 31, 1998 ...................  3,086    $31  18,814,740  $188,147  $131,005,033  $(107,856,621)    $  1,768    $ 23,338,358
  Net loss ..........................     --     --          --        --            --    (10,931,584)          --     (10,931,584)
  Change in unrealized gains/(losses)     --     --          --        --            --             --         (475)           (475)
                                                                                                                       ------------
  Comprehensive loss ................     --     --          --        --            --             --           --     (10,932,059)
                                                                                                                       ------------
  Issuance of Series G and H
   preferred stock dividends ........    271      3          --        --     2,707,841     (2,707,844)          --              --
  Exercise of employee stock
   options ..........................     --     --     374,961     3,750       162,691             --           --         166,441
  Compensation expense
   in connection with the issuance
   of non-qualified stock options,
   stock option modifications and
   options granted to non-employees .     --     --          --        --       253,948             --           --         253,948
                                       -----    ---  ----------  --------  ------------  -------------     --------    ------------
DECEMBER 31, 1999 ...................  3,357     34  19,189,701   191,897   134,129,513   (121,496,049)       1,293      12,826,688
  Net loss ..........................     --     --          --        --            --     (9,569,923)          --      (9,569,923)
  Change in unrealized gains/(losses)     --     --          --        --            --             --       (2,163)         (2,163)
                                                                                                                       ------------
  Comprehensive loss ................     --     --          --        --            --             --           --      (9,572,086)
                                                                                                                       ------------
  Issuance of Series G and H
   preferred stock dividends ........    294      3          --        --     2,945,448     (2,945,451)          --              --
  Exercise of employee stock
   options ..........................     --     --     375,871     3,759       500,786             --           --         504,545
  Private placement of common
   stock and warrants ...............     --     --   2,834,088    28,341     6,103,151             --           --       6,131,492
  Compensation expense related to
   variable plan employee
   stock options ....................     --     --          --        --     1,243,669             --           --       1,243,669
  Compensation expense
   in connection with the issuance
   of non-qualified stock options,
   stock option modifications and
   options granted to non-employees .     --     --          --        --       318,698             --           --         318,698
                                       -----    ---  ----------  --------  ------------  -------------     --------    ------------
DECEMBER 31, 2000 ...................  3,651     37  22,399,660   223,997   145,241,265   (134,011,423)        (870)     11,453,006
  Net loss ..........................     --     --          --        --            --    (11,583,784)          --     (11,583,784)
  Change in unrealized gains/(losses)     --     --          --        --            --             --       10,335          10,335
                                                                                                                       ------------
  Comprehensive loss ................     --     --          --        --            --             --           --     (11,573,449)
                                                                                                                       ------------
  Issuance of Series G and H
   preferred stock dividends ........    321      3          --        --     3,203,903     (3,203,906)          --              --
  Exercise of employee stock
   options ..........................     --     --     415,186     4,151       428,698             --           --         432,849
  Public offering of common stock ...     --     --   4,500,000    45,000     9,365,080             --           --       9,410,080
  Compensation expense related to
   variable plan employee
   stock options ....................     --     --          --        --       822,283             --           --         822,283
  Common stock warrant deemed
   dividends ........................     --     --          --        --       209,528       (209,528)          --              --
  Compensation expense
   in connection with the issuance
   of non-qualified stock options,
   stock option modifications and
   options granted to non-employees .     --     --          --        --       326,177             --           --         326,177
                                       -----    ---  ----------  --------  ------------  -------------     --------    ------------
DECEMBER 31, 2001 ...................  3,972    $40  27,314,846  $273,148  $159,596,934  $(149,008,641)    $  9,465    $ 10,870,946
                                       =====    ===  ==========  ========  ============  =============     ========    ============




        The accompanying notes are an integral part of these statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS


                                                                                              Year ended December 31,
                                                                              ----------------------------------------------------
                                                                                  2001                2000                1999
                                                                              ------------        ------------        ------------
Cash flows from operating activities:
     Net loss .........................................................       $(11,583,784)       $ (9,569,923)       $(10,931,584)

Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization ....................................            636,565             765,601             743,820
     Stock compensation expense .......................................            326,177             318,698             253,948
     Non-cash compensation expense related to
        variable plan employee stock options ..........................            822,283           1,243,669                  --

Changes in operating assets and liabilities:
     Other current assets .............................................            340,895          (1,486,677)             25,162
     Other assets .....................................................                 --                  --             257,265
     Accounts payable and accrued expenses ............................            425,775            (257,844)         (2,119,073)
                                                                              ------------        ------------        ------------

        Net cash used in operating activities .........................         (9,032,089)         (8,986,476)        (11,770,462)
                                                                              ------------        ------------        ------------

Cash flows from investing activities:
     Capital expenditures .............................................            (50,159)            (62,377)           (157,969)
     Purchases of marketable securities ...............................        (16,743,570)        (11,550,202)        (54,461,475)
     Sales and maturities of marketable securities ....................         16,632,000          12,227,817          60,719,408
                                                                              ------------        ------------        ------------

        Net cash (used in) provided by investing activities ...........           (161,729)            615,238           6,099,964
                                                                              ------------        ------------        ------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock .......................          9,842,929           6,636,037             166,441
                                                                              ------------        ------------        ------------

        Net cash provided by financing activities .....................          9,842,929           6,636,037             166,441
                                                                              ------------        ------------        ------------

Net increase/(decrease) in cash and cash equivalents ..................            649,111          (1,735,201)         (5,504,057)
Cash and cash equivalents, beginning of period ........................          3,600,328           5,335,529          10,839,586
                                                                              ------------        ------------        ------------

Cash and cash equivalents, end of period ..............................       $  4,249,439        $  3,600,328        $  5,335,529
                                                                              ============        ============        ============



Non-cash transactions:
     Preferred stock dividends ........................................          3,203,906           2,945,451           2,707,844
     Common stock warrant deemed dividends ............................            209,528                  --                  --


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

                                                                               December 31,
                                                                      --------------------------------
                                                                         2001                  2000
                                                                      ----------            ----------
         U.S. government agency funds.......................          $5,479,434            $2,651,255
         Corporate obligations..............................             996,950             3,703,224
                                                                      ----------            ----------
                                                                      $6,476,384            $6,354,479
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

                                  ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 -- PROPERTY AND EQUIPMENT

                                                                             December 31,
                                                                      ------------------------
                                                                        2001              2000
                                                                      ----------       ----------
         Laboratory equipment................................         $1,183,034       $1,167,780
         Furniture and equipment.............................            686,560          686,560
         Computer equipment..................................            409,496          374,589
         Leasehold improvements..............................          5,215,069        5,215,069
                                                                      ----------       ----------
                                                                       7,494,159        7,443,998
         Less:  Accumulated depreciation & amortization......         (6,384,483)      (5,747,916)
                                                                      -----------      -----------
                                                                      $1,109,676       $1,696,082
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

NOTE 5 -- ACCRUED EXPENSES

                                                                              December 31,
                                                                      -------------------------
                                                                        2001              2000
                                                                      ----------       ----------
         Clinical trial expense..............................         $1,379,693       $  848,745
         Professional fees...................................            191,000          291,000
         Payroll and related expenses........................            224,287          167,680
         Rent expense........................................            100,673          155,585
         Patent fees.........................................             85,571          111,529
         Other...............................................             73,756           57,040
                                                                      ----------       ----------
                                                                      $2,054,980       $1,631,579
                                                                      ==========       ==========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

   Commitments

         The Company leases its headquarters and research facility and related equipment and furniture under non-cancelable operating leases. As of December 31, 2001, future minimum rentals under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                                   Operating
                                                                    Leases
                                                                    ------
         2002................................................      $536,500
         2003................................................       447,000
         Thereafter..........................................           ---
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

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


   Contingencies

         The Company is party to various claims and lawsuits arising in the normal course of business. In the opinion of management, these suits and claims will not result in judgments or settlements, which, in the aggregate, would have a material adverse effect on the Company's condition or the results of operations.

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

                                   ALTEON INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


         The following table summarizes the activity in the Company's stock options:

                                                  Exercise        Weighted Average
                                                Price Range        Exercise Price
                                 Options         Per Share           Per Share
                               ----------      ---------------     ----------------
Balance, December 31, 1998      4,799,260                               $5.39
Granted ..................      1,928,701      $0.780- $ 1.125           0.99
Exercised ................       (374,961)      0.300-   0.600           0.44
Canceled .................     (1,277,804)      0.810 - 15.000           3.88
                               ----------                          ---------------
Balance, December 31, 1999      5,075,196                               $3.40
Granted ..................      1,105,820      $1.630- $ 7.000           4.57
Exercised ................       (375,871)      0.600-   5.130           1.34
Canceled .................       (550,326)      0.600-   9.500           1.12
                               ----------                          ---------------
Balance, December 31, 2000      5,254,819                               $4.02
Granted ..................        873,942      $2.600- $ 4.150           3.13
Exercised ................       (415,186)      0.844-   1.125           1.04
Canceled .................     (1,008,269)      0.813-  11.150           8.53
                               ----------                          ---------------
Balance, December 31, 2001      4,705,306                               $3.15
                               ==========


          The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                    Options Outstanding at                       Options Exercisable at
                                      December 31, 2001                             December 31, 2001
                          --------------------------------------------        ----------------------------
                                              Weighted       Weighted                             Weighted
    Range of                                  Average         Average          Number of          Average
    Exercise              Number of          Remaining        Exercise          Shares            Exercise
     Prices                Shares         Contractual Life     Price          Exercisable          Price
----------------          ---------       ----------------   ---------        -----------         --------
$0.7810-$ 1.0630          1,493,512             6.15          $0.9500          1,433,356          $0.9532
 1.1250-  3.5200          1,179,593             8.81           1.9770            585,156           1.2970
 3.5625-  5.1250          1,238,076             7.76           3.9428            725,235           4.0525
 5.3750- 15.0000            794,125             5.49           7.7841            592,412           8.0511
----------------          ---------       ----------------   ---------        -----------         --------
$0.7810-$15.0000          4,705,306             7.13          $3.1484          3,336,159          $2.9476

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

         The components of the deferred tax assets and the valuation allowance are as follows:

                                                      December 31,
                                              ------------------------------
                                                  2001              2000
                                              ------------      ------------
         Net operating loss carryforwards..   $ 51,300,000      $ 47,700,000
         Research and development credit...      6,700,000         7,100,000
         Other temporary differences.......      4,100,000         2,400,000
                                              ------------      ------------
         Gross deferred tax assets.........     62,100,000        57,200,000
         Valuation allowance...............    (62,100,000)      (57,200,000)
                                              ------------      ------------
         Net deferred tax assets...........   $         --      $         --
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

                                  EXHIBIT INDEX


Exhibit
   No.      Description of Exhibit
--------    ----------------------
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

  23.1      Consent of Independent Public Accountants.

  99.1      Letter to Commission Pursuant to Temporary Note 3T.

---------------

* Confidentiality has been granted for a portion of this exhibit.

+ Denotes a management contract or compensatory plan or arrangement required.