Form 10-Q
period 2002-03-31
ALTEON INC /DE
filed 2002-05-14
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

On May 6, 2002, 31,824,888 shares of Registrant's Common Stock were outstanding.


                               Page 1 of 20 pages
                         The Exhibit Index is on page 19

                                   ALTEON INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2002 and
            December 31, 2001.............................................   3

          Statements of Operations for the three months
            ended March 31, 2002 and 2001.................................   4

          Statements of Cash Flows for three months
            ended March 31, 2002 and 2001.................................   5

          Notes to Financial Statements...................................   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......  16


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  17

Item 6.   Exhibits and Reports on Form 8-K................................  17

SIGNATURES  ..............................................................  18

INDEX TO EXHIBITS  .......................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                    March 31,       December 31,
                                                                                      2002             2001
                                                                                  -------------    -------------
Current Assets:

   Cash and cash equivalents...................................................   $  15,629,085    $   4,249,439
   Short-term investments......................................................      11,410,596        6,476,384
   Other current assets........................................................         572,293        1,394,765
                                                                                  -------------    -------------
     Total current assets......................................................      27,611,974       12,120,588

   Property and equipment, net.................................................         968,613        1,109,676
   Deposits and other assets...................................................           3,922            2,815
                                                                                  -------------    -------------
Total assets...................................................................   $  28,584,509    $  13,233,079
                                                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable.............................................................. $     842,164    $     307,153
   Accrued expenses..............................................................     2,614,974        2,054,980
                                                                                  -------------    -------------
     Total current liabilities...................................................     3,457,138        2,362,133
                                                                                  -------------    -------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value, 1,993,329 shares
     authorized, and 1,013 and 992 of Series G and 3,042
     and 2,980 of Series H shares issued and outstanding,
     as of March 31, 2002 and December 31, 2001,
     respectively................................................................            41               40

   Common Stock, $0.01 par value, 80,000,000 shares
     authorized, and 31,799,867 and 27,314,846 shares
     issued and outstanding, as of March 31, 2002 and
     December 31, 2001, respectively.............................................       317,999          273,148

   Additional paid-in capital....................................................   178,400,861      159,596,934

   Accumulated deficit...........................................................  (153,582,641)    (149,008,641)

   Accumulated other comprehensive (loss)/income.................................        (8,889)           9,465
                                                                                  -------------    -------------
     Total stockholders' equity..................................................    25,127,371       10,870,946
                                                                                  -------------    -------------
Total liabilities and stockholders' equity....................................... $  28,584,509    $  13,233,079
                                                                                  =============    =============



        The accompanying notes are an integral part of these statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                   -----------------------------
                                                                                       2002            2001
                                                                                   ------------    -------------
Revenues:
   Investment income.............................................................. $    135,664    $     152,528
                                                                                   ------------    -------------
Expenses:

   Research and development (which includes non-cash variable stock compensation (benefit)/expense of $(46,838) and
     $237,637 for the three months ended March 31, 2002 and
     March 31, 2001, respectively)................................................    3,287,257        2,210,541

   General and administrative (which includes non-cash variable stock compensation (benefit)/expense of $(587,107) and
     $831,188 for the three months ended March 31, 2002
     and March 31, 2001, respectively)............................................      589,992        1,970,120
                                                                                   ------------    -------------
        Total expenses............................................................    3,877,249        4,180,661
                                                                                   ------------    -------------
Net loss.......................................................................... $ (3,741,585)   $  (4,028,133)
                                                                                   ------------    -------------

    Preferred stock dividends.....................................................      832,415          765,265
                                                                                   ------------    -------------
Net loss applicable to common stockholders........................................ $ (4,574,000)   $  (4,793,398)
                                                                                   ============    =============
Basic/diluted loss per share to common stockholders............................... $      (0.15)   $       (0.21)
                                                                                   ============    =============
Weighted average common shares used in computing
   basic/diluted loss per share...................................................   31,472,436       22,489,934
                                                                                   ============    =============


        The accompanying notes are an integral part of these statements.

                                  ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Three Months
                                                                          ---------------------------
                                                                                  Ended March 31,
                                                                              2002            2001
                                                                          ------------    -----------
Cash Flows from Operating Activities:
   Net loss.............................................................  $ (3,741,585)   $(4,028,133)

Adjustments to reconcile net loss to cash used in operating activities:

   Depreciation and amortization........................................       157,980        164,346
   Amortization of deferred compensation................................         5,721         87,536
   Non-cash compensation (benefit)/expense related to
     variable plan employee stock options...............................      (633,945)     1,068,825

Changes in operating assets and liabilities:

   Other current assets.................................................       821,365      1,399,232
   Accounts payable and accrued expenses................................     1,095,005         89,335
                                                                          ------------    -----------
     Net cash used in operating activities..............................    (2,295,459)    (1,218,859)
                                                                          ------------    -----------
Cash Flows from Investing Activities:
   Capital expenditures.................................................       (16,918)       (18,762)
   Purchases of marketable securities...................................    (8,952,565)    (4,973,055)
   Sales and maturities of marketable securities........................     4,000,000      3,066,000
                                                                          ------------    -----------
     Net cash used in investing activities..............................    (4,969,483)    (1,925,817)
                                                                          ------------    -----------
Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock...........................    18,644,588        163,920
                                                                          ------------    -----------
Net increase/(decrease) in cash and cash equivalents....................    11,379,646     (2,980,756)
Cash and cash equivalents, beginning of period..........................     4,249,439      3,600,328
                                                                          ------------    -----------
Cash and cash equivalents, end of period................................  $ 15,629,085    $   619,572
                                                                          ============    ===========

        The accompanying notes are an integral part of these statements.

                                  ALTEON INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash and cash equivalents include highly liquid investments that have a maturity of less than three months at the time of purchase. Short-term investments are recorded at fair market value.

NOTE 3 - NET LOSS PER SHARE

         Basic loss per share is based on the average number of shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive.

NOTE 4 - COMPREHENSIVE INCOME/(LOSS)

         The following sets forth comprehensive income/(loss) as required by SFAS 130 for the periods ended March 31, 2002 and 2001 (dollars in thousands):

                                                                   2002       2001
                                                                  -------   -------
         Net Loss...............................................  $(3,742)  $(4,028)
         Net Unrealized (Loss)/Gain on Marketable Securities....      (18)       11
                                                                  -------   -------
         Comprehensive Loss.....................................  $(3,760)  $(4,017)
                                                                  =======   =======

NOTE 5 - STOCK COMPENSATION

         In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occur prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements. This means that the Company is required to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair market value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, we repriced certain stock options. The total non-cash stock compensation (benefit)/expense resulting from the repricing for the three months ending March 31, 2002 and March 31, 2001, is $(633,945) and $1,068,825,
respectively.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), for the disposal of a segment of a business. Alteon adopted the standard on January 1, 2002, and the adoption of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

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

         SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001, be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. The Company adopted SFAS No. 142 as of January 1, 2002.

         Based on the Company's current activities, the adoption of these pronouncements did not have an impact on the Company's results of operations, cash flows or financial position.

NOTE 7 - STOCKHOLDERS' EQUITY

         In January 2002, Alteon completed a public offering of 4,450,000 shares of common stock, which provided net proceeds of approximately $18,588,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a product-based biopharmaceutical company primarily engaged in the discovery and development of oral drugs to reverse or slow down diseases of aging and complications of diabetes. Our product candidates represent novel approaches to some of the largest pharmaceutical markets. Two of our compounds are in clinical development; several others are in early development. These pharmaceutical candidates were developed as a result of our research on the A.G.E. pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders, including cardiovascular, kidney and eye diseases.

         Our lead compound, ALT-711, is initially being developed for cardiovascular indications, including systolic hypertension. We have completed a Phase IIa trial to evaluate the effect of ALT-711 on cardiovascular compliance. Based on the positive results of this trial, we have initiated two Phase IIb efficacy trials of ALT-711, the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trials. The compound is also under Phase I investigation in end-stage renal disease patients undergoing peritoneal dialysis.

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

         Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $153,583,000 as of March 31, 2002, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

         We have financed our operations through proceeds from an initial public offering of common stock in 1991, public offerings of common stock, private placements of common and preferred equity securities, revenue from present and former collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash balances and short-term investments and the sale of a portion of our New Jersey State Net Operating Loss carryforwards.

         In January 2002, we completed a public offering of 4,450,000 shares of common stock, which provided net proceeds of approximately $18,588,000.

         In 2001, we sold $6,243,000 of our gross State Net Operating Loss carryforwards and $802,000 of our State research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology business in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2001 were approximately $1,187,000, and such amount was recorded as a tax benefit in the statements of operations. The proceeds from the sale of the net operating loss carryforwards and the research and development tax credit carryforwards sold in 2001 were received on January 4, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         Total revenues for the three months ended March 31, 2002, and the three months ended March 31, 2001, were $136,000 and $153,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 11.1% decrease in income was attributable to the decrease in short-term interest rates.

         Our total expenses decreased to $3,877,000 for the three months ended March 31, 2002, from $4,181,000 for the three months ended March 31, 2001, and in each year consisted primarily of research and development expenses. Research and development expenses were $3,287,000 and $2,211,000 for the three months ended March 31, 2002 and March 31, 2001, respectively, which includes non-cash variable stock compensation (benefit)/expense of $(47,000), and $238,000, respectively. Excluding non-cash variable stock compensation expense, research and development expenses increased by $1,361,000, or 69.0%. Research and development expenses primarily consist of third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and an allocation of facility expense.

         Research and development expenses for the three months ended March 31, 2002, consisted of approximately $1,025,000 in clinical trial expense related to the Phase IIb SAPPHIRE and SILVER trials. These trials were initiated during 2001, and are currently enrolling patients. The release of data for these trials is targeted for early 2003. Also included in research and development expenses is $900,000 related to manufacturing and stability, which includes tablet manufacturing, packaging and process development and approximately $230,000 in pre-clinical expense.

         Research and development expenses for the three months ended March 31, 2001, included approximately $700,000 of manufacturing and stability expenses associated with the ALT-711 programs, $600,000 in personnel and personnel-related expenses and $375,000 in pre-clinical expenses.

         The development and successful commercialization of ALT-711 are subject to substantial risks described in this Report. See, for example, "Forward-Looking Statements and Cautionary Statements -- If we do not successfully develop any products, we may not derive any revenues."

         General and administrative expenses decreased to $590,000 for the three months ended March 31, 2002, from $1,970,000 for the same period in 2001, and includes non-cash variable stock compensation (benefit)/expense of $(587,000) and $831,000, respectively. Excluding the non-cash variable stock compensation expense, general and administrative expenses increased $38,000, or 3.3%.

         Our net loss applicable to common stockholders decreased to $4,574,000 for the three months ended March 31, 2002, from $4,793,000 in the same period in 2001, a decrease of 4.6%. This was primarily a result of decreased general and administrative expenses due to the inclusion of non-cash variable stock compensation (benefit)/expense, offset by increased research and development expenses, decreased investment income and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $832,000 and $765,000 for the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash, cash equivalents and short-term investments at March 31, 2002, of $27,040,000, compared to $10,726,000 at December 31, 2001. This is an increase in cash, cash equivalents and short-term investments for the three months ended March 31, 2002, of $16,314,000, which consisted of $18,588,000 of net cash received in a public offering of common stock, $1,187,000 received for the sale of our New Jersey State Net Operating Loss carryforwards and $34,000 in stock option exercises. This was offset by $3,482,000 of cash used in operations, consisting primarily of research and development expenses, personnel-related costs and facility expenses and approximately $19,000 in capital expenditures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (CONTINUED)

         At December 31, 2001, we had available Federal Net Operating Loss carryforwards, which expire in various amounts from the years 2006 through 2020, of approximately $135,500,000 and State Net Operating Loss carryforwards, which expire in the years 2002 through 2007, of approximately $85,100,000. In addition, we had Federal research and development tax credit carryforwards of approximately $5,100,000 and State research and development tax credit carryforwards of approximately $1,600,000. The amount of Federal net operating loss and research and development tax credit carryforwards which can be utilized in any one period may become limited by Federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

         In December 2001, we sold $6,243,000 of our gross State Net Operating Loss carryforwards and $802,000 of our State research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2001 were $1,187,000 and were recorded as a tax benefit in the statements of operations. The proceeds from the sale of the net operating loss carryforwards and the research and development tax credit carryforwards sold in 2001 were received on January 4, 2002. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of the carryforwards in the future.

         In January 2002, we completed a public offering of 4,450,000 shares of common stock, which provided net proceeds of approximately $18,588,000

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

IF WE DO NOT SUCCESSFULLY DEVELOP ANY PRODUCTS, WE MAY NOT DERIVE ANY REVENUES.

         We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates are still in research or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and pre-clinical and clinical testing prior to potential regulatory approval and commercialization.

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

CLINICAL TRIALS REQUIRED FOR OUR PRODUCT CANDIDATES ARE EXPENSIVE AND TIME-CONSUMING, AND THEIR OUTCOME IS UNCERTAIN.

         Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective for use in each target indication. The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Factors which can cause delay or termination of our clinical trials include: (i) slower than expected patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors; (ii) lower than expected retention rates of patients in a clinical trial; (iii) inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials; (iv) delays in approvals from a study site's review board; (v) longer treatment time required to demonstrate effectiveness or determine the appropriate product dose; (vi) lack of sufficient supplies of the product candidate; (vii) adverse medical events or side effects in treated patients; (viii) lack of effectiveness of the product candidate being tested; and (ix) regulatory changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Even if we obtain positive results from pre-clinical or clinical trials for a particular product, we may not achieve the same success in future trials of that product. In addition, some or all of the clinical trials we undertake may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals, which could prevent the creation of marketable products. Our product development costs will increase if we have delays in testing or approvals, if we need to perform more or larger clinical trials than planned or if our trials are not successful. Delays in our clinical trials may harm our financial results and the commercial prospects for our products.

IF WE ARE UNABLE TO DERIVE REVENUES FROM PRODUCT SALES, WE MAY NEVER BE PROFITABLE.

         All of our revenues to date have been generated from collaborative research agreements and financing activities, or interest income earned on these funds. We have not received any revenues from product sales. We may not realize product revenues on a timely basis, if at all.

         At March 31, 2002, we had an accumulated deficit of $153,583,000. We anticipate that we will incur substantial, potentially greater, losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Competitors may develop competitive products outside the protection that may be afforded by the claims of our patents. We are aware that other parties have been issued patents and have filed patent applications in the U.S. and foreign countries with respect to other agents that impact A.G.Es. or the formation of A.G.E. crosslinks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk for changes in interest rates relates primarily to our investment in marketable securities. We do not use derivative financial instruments in our investments. Our investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. We prepared a detailed market risk disclosure of these investments in our 2001 Annual Report on Form 10-K. There have been no material changes in our market risk position since December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On October 20, 2000, Charles L. Grimes, one of our stockholders, and his wife, Jane Gillespie Grimes, filed a complaint against us in the Court of Chancery in Delaware, claiming breach of an alleged agreement with us which would have purportedly entitled Mr. Grimes to purchase 10% of our private placement of $6,235,000 of common stock and warrants in September 2000. We filed a motion to dismiss stating that Mr. and Mrs. Grimes had failed to state a claim as a matter of law. Pursuant to a decision and order of the Delaware Chancery Court, the case was dismissed on April 12, 2001. Mr. and Mrs. Grimes filed a notice of appeal to the Supreme Court of Delaware. On January 16, 2002, the Supreme Court of Delaware heard oral argument on the appeal of Mr. and Mrs. Grimes, and directed that oral argument on this appeal be heard en banc. On April 23, 2002, the Supreme Court of Delaware heard the appeal, and a decision is pending.

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

 10.1 Stock Purchase Agreement dated January 4, 2002, between Alteon Inc. and the Purchasers named therein. (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on January 7, 2002.)

 10.2* Employment agreement dated as of February 11, 2002, between the Company and Judith S. Hedstrom.

         ---------
         * Denotes a management contract or compensatory plan or arrangement.

b) The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

         On February 20, 2002, the Company filed a current report on Form 8-K, dated February 14, 2002, announcing the appointment of Judith S. Hedstrom as Senior Vice President, Corporate Development.

         On January 23, 2002, the Company filed a current report on Form 8-K, dated January 17, 2002, announcing the Company's sale of more than $1.1 million of net operating loss carryforwards under a New Jersey program.

         On January 7, 2002, the Company filed a current report on Form 8-K, dated January 7, 2002, announcing that the Company entered into a stock purchase agreement, raising net proceeds of approximately $18.6 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2002
                                        ALTEON INC.

                                        By:        /s/Kenneth I. Moch
                                        ----------------------------------------
                                        Kenneth I. Moch
                                        President and Chief Executive Officer
                                        (principal executive officer)


                                        By:        /s/Elizabeth A. O'Dell
                                        ----------------------------------------
                                        Elizabeth A. O'Dell
                                        Vice President, Finance
                                        Secretary and Treasurer
                                        (principal accounting officer)

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

 10.1 Stock Purchase Agreement dated January 4, 2002, between Alteon Inc. and the Purchasers named therein. (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed on January 7, 2002.)

 10.2* Employment agreement dated as of February 11, 2002, between the Company and Judith S. Hedstrom.

         ----------
         *    Denotes a management contract or compensatory plan or arrangement.