Form 10-Q
period 2002-06-30
ALTEON INC /DE
filed 2002-08-13
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No | |.

On August 5, 2002, 31,878,525 shares of Registrant's Common Stock were outstanding.


                               Page 1 of 21 pages
                         The Exhibit Index is on page 21

                                   ALTEON INC.

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of June 30, 2002 and
            December 31, 2001...........................................     3

          Statements of Operations for the three and
            six months ended June 30, 2002 and 2001.....................     4

          Statements of Cash Flows for the six months
            ended June 30, 2002 and 2001................................     5

          Notes to Financial Statements.................................     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................     9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....    17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................    18

Item 4.   Submission of Matters to a Vote of Security-Holders...........    18

Item 6.   Exhibits and Reports on Form 8-K..............................    18

SIGNATURES  ............................................................    20

INDEX TO EXHIBITS  .....................................................    21

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                    June 30,        December 31,
                                                                                      2002             2001
                                                                                  -------------    -------------
Current Assets:

   Cash and cash equivalents ..................................................   $   9,382,914    $   4,249,439
   Short-term investments .....................................................      12,946,000        6,476,384
   Other current assets .......................................................         539,649        1,394,765
                                                                                  -------------    -------------

     Total current assets .....................................................      22,868,563       12,120,588

   Property and equipment, net ................................................         822,099        1,109,676
   Deposits and other assets ..................................................              --            2,815
                                                                                  -------------    -------------

Total assets ..................................................................   $  23,690,662    $  13,233,079
                                                                                  =============    =============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable ...........................................................   $     984,944    $     307,153
   Accrued expenses ...........................................................       3,107,231        2,054,980
                                                                                  -------------    -------------

     Total current liabilities ................................................       4,092,175        2,362,133
                                                                                  -------------    -------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value, 1,993,329 shares authorized, and 1,034 and
     992 of Series G and 3,106 and 2,980 of Series H shares issued and outstanding, as of June 30, 2002 and
     December 31, 2001, respectively ..........................................              41               40

   Common Stock, $0.01 par value, 80,000,000 shares authorized, and 31,878,525 and 27,314,846 shares issued and outstanding, as of
     June 30, 2002 and December 31, 2001, respectively ........................         318,785          273,148

   Additional paid-in capital .................................................     178,562,832      159,596,934

   Accumulated deficit ........................................................    (159,286,150)    (149,008,641)

   Accumulated other comprehensive income .....................................           2,979            9,465
                                                                                  -------------    -------------

     Total stockholders' equity ...............................................      19,598,487       10,870,946
                                                                                  -------------    -------------

Total liabilities and stockholders' equity ....................................   $  23,690,662    $  13,233,079
                                                                                  =============    =============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months                    Six Months
                                                                       Ended June 30,                 Ended June 30,
                                                               ----------------------------    ----------------------------
                                                                   2002            2001            2002            2001
                                                               ------------    ------------    ------------    ------------
Revenues:

   Investment income .......................................   $    116,980    $    100,118    $    252,644    $    252,646
                                                               ------------    ------------    ------------    ------------

Expenses:

    Research and development (which includes non-cash
      variable stock compensation (benefit)/expense of
      $(46,678) and $(101,482) for the three months ended
      June 30, 2002 and June 30, 2001, respectively, and
      $(93,516) and $136,155, for the six months ended June
      30, 2002 and June 30, 2001, respectively) ............      4,364,157       1,990,639       7,651,414       4,201,180

    General and administrative (which includes non-cash
      variable stock compensation (benefit)/expense of
      $(728,528) and $(757,899) for the three months ended
      June 30, 2002 and June 30, 2001, respectively, and
      $(1,315,635) and $73,289 for the six months ended June
      30, 2002 and June 30, 2001, respectively) ............        597,028         415,864       1,187,020       2,385,984
                                                               ------------    ------------    ------------    ------------

        Total expenses .....................................      4,961,185       2,406,503       8,838,434       6,587,164
                                                               ------------    ------------    ------------    ------------

Net loss ...................................................   $ (4,844,205)   $ (2,306,385)   $ (8,585,790)   $ (6,334,518)

    Preferred stock dividends ..............................        859,304         789,985       1,691,719       1,555,250
                                                               ------------    ------------    ------------    ------------

Net loss applicable to
   common stockholders .....................................   $ (5,703,509)   $ (3,096,370)   $(10,277,509)   $ (7,889,768)
                                                               ============    ============    ============    ============

Basic/diluted net loss per share
   to common stockholders ..................................   $      (0.18)   $      (0.14)   $      (0.32)   $      (0.35)
                                                               ============    ============    ============    ============

Weighted average common shares used
   in computing basic/diluted net loss per share ...........     31,838,057      22,599,826      31,656,256      22,545,183
                                                               ============    ============    ============    ============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months
                                                                                  Ended June 30,
                                                                          ---------------------------
                                                                               2002           2001
                                                                          ------------    -----------
Cash Flows from Operating Activities:
   Net loss ...........................................................   $ (8,585,790)   $(6,334,518)

Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization ......................................        317,337        322,258
   Amortization of deferred compensation ..............................          3,237         89,315
   Non-cash compensation (benefit)/expense related to
     variable plan employee stock options .............................     (1,409,151)       209,444

Changes in operating assets and liabilities:
   Other assets .......................................................        857,931      1,027,484
   Accounts payable and accrued expenses ..............................      1,730,042        111,637
                                                                          ------------    -----------

     Net cash used in operating activities ............................     (7,086,394)    (4,574,380)
                                                                          ------------    -----------

Cash Flows from Investing Activities:
   Capital expenditures ...............................................        (29,760)       (21,966)
   Purchases of marketable securities .................................    (11,979,102)    (6,250,423)
   Sales and maturities of marketable securities ......................      5,503,000      8,249,000
                                                                          ------------    -----------

     Net cash (used in)/provided by investing activities ..............     (6,505,862)     1,976,611
                                                                          ------------    -----------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock .........................     18,725,731        283,920
                                                                          ------------    -----------

Net increase/(decrease) in cash and cash equivalents ..................      5,133,475     (2,313,849)
Cash and cash equivalents, beginning of period ........................      4,249,439      3,600,328
                                                                          ------------    -----------

Cash and cash equivalents, end of period ..............................   $  9,382,914    $ 1,286,479
                                                                          ============    ===========

Non-cash transactions:
   Preferred stock dividends ..........................................   $  1,691,719    $ 1,555,250

The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

      The Company anticipates that at its current spending level, existing available cash and cash equivalents and short-term investments will be adequate to satisfy working capital requirements for its current operations through the second quarter of 2003. Alteon will require substantial additional funding in order to continue the research, product development, pre-clinical testing and clinical trials of its product candidates and to bring such products to commercialization. If adequate funding is not available, the Company may be required to curtail significantly one or more of its research or development programs and other Company activities.

NOTE 2 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase. Short-term investments are considered available-for-sale and are recorded at fair value, as determined by quoted market value, with changes in fair value recorded as a component of accumulated other comprehensive income. As of June 30, 2002 and December 31, 2001, short-term investments were invested in debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. They consist of the following:

                                              June 30,     December 31,
                                                2002          2001
                                            -----------    ----------
            U.S. government agency funds    $12,946,000    $5,479,434
            Corporate obligations .......            --       996,950
                                            -----------    ----------
                                            $12,946,000    $6,476,384
                                            ===========    ==========

NOTE 3 - NET LOSS PER SHARE

      Basic loss per share is based on the weighted average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of common stock equivalents excluded from the calculation as of June 30, 2002, was 25,342,161.

NOTE 4 - COMPREHENSIVE INCOME/(LOSS)

      The following sets forth comprehensive income/(loss) for the three and six months ended June 30, 2002 and 2001:

                                                    Three Months                 Six Months
                                                   Ended June 30,              Ended June 30,
                                           --------------------------    --------------------------
                                               2002           2001           2002           2001
                                           -----------    -----------    -----------    -----------
            Net Loss ...................   $(4,844,205)   $(2,306,385)   $(8,585,790)   $(6,334,518)
            Net Unrealized Gain/(Loss)
               on Short-Term Investments        11,868         (6,789)        (6,486)         4,551
                                           -----------    -----------    -----------    -----------
            Comprehensive Loss .........   $(4,832,337)   $(2,313,174)   $(8,592,276)   $(6,329,967)
                                           ===========    ===========    ===========    ===========

NOTE 5 - STOCK COMPENSATION

      In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements. This interpretation requires the Company to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, the Company repriced certain stock options. The total non-cash stock compensation (benefit)/expense resulting from the repricing for the three months ended June 30, 2002 and June 30, 2001, is $(775,206) and $(859,381), respectively, and for the six months ended June 30, 2002 and June 30, 2001, is $(1,409,151) and $209,444, respectively.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

      In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), for the disposal of a segment of a business. Alteon adopted the standard on January 1, 2002, and the adoption of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

      During June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

      The adoption of this pronouncement did not have any impact on the Company's results of operations, cash flows or financial position.

NOTE 7 - STOCKHOLDERS' EQUITY

      In January 2002, Alteon completed a public offering of 4,450,000 shares of common stock at $4.25 per share, which provided net proceeds of $18,610,521.

      Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock. For the three months ended June 30, 2002 and June 30, 2001, preferred stock dividends were $859,304 and $789,985, respectively, and for the six months ended June 30, 2002 and June 30, 2001, preferred stock dividends were $1,691,719 and $1,555,250, respectively.

NOTE 8 - SUBSEQUENT EVENT

      Alteon and Yamanouchi Pharmaceutical Co, Ltd. ("Yamanouchi") have entered into a letter agreement, which terminated their License Agreement dated as of June 16, 1989, effective as of August 5, 2002. Pursuant to the letter agreement, for a period of fifteen years, (i) Alteon will pay Yamanouchi royalties on any sales of pimagedine or pimagedine products in the territory covered by the License Agreement and (ii) Alteon will have the option to purchase from Yamanouchi all or any part of its common stock owned by Yamanouchi.

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

      Our lead compound, ALT-711, is initially being developed for cardiovascular indications, including systolic hypertension and diastolic heart failure ("DHF"). We have completed a Phase IIa trial to evaluate the effect of ALT-711 on cardiovascular compliance. Based on positive results that demonstrated the ability of ALT-711 to increase the elasticity of the cardiovascular system, we have initiated two Phase IIb efficacy trials of ALT-711, the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trials. The compound is also being evaluated in a Phase IIa trial in DHF, the DIAMOND (Distensibility Improvement And ReMOdeliNg in Diastolic Heart Failure) trial, as well as a Phase I program in end-stage renal disease patients undergoing peritoneal dialysis.

      We have exceeded the targeted enrollment of 180 patients in the SILVER trial, but will continue to enroll patients in this trial until we have enrolled 450 patients in the SAPPHIRE trial, which is expected to be in the fourth quarter 2002. Data from both trials, as well as the data from the DIAMOND trial of 20 patients, will be unblinded in 2003.

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

      Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $159,286,000 as of June 30, 2002, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

      We have financed our operations through proceeds from an initial public offering of common stock in 1991, public offerings of common stock, private placements of common and preferred equity securities, revenue from present and former collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash balances and short-term investments and the sale of a portion of our New Jersey net operating loss carryforwards.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

      Total revenues for the three months ended June 30, 2002, and the three months ended June 30, 2001, were $117,000 and $100,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 17.0% increase in income was attributable to larger investment balances, partially offset by the decrease in short-term interest rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Our total expenses were $4,961,000 for the three months ended June 30, 2002, compared to $2,407,000 for the three months ended June 30, 2001, and in each year consisted primarily of research and development expenses. Research and development expenses included third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $4,364,000 for the three months ended June 30, 2002 and primarily consisted of $1,771,000 in clinical trial expenses related to the Phase IIb SAPPHIRE and SILVER trials, $764,000 related to manufacturing (process development, tablet manufacturing and packaging) and drug stability studies, $191,000 in pre-clinical expenses, $881,000 in personnel and personnel-related expenses and a non-cash variable stock compensation (benefit)/expense of $(47,000). Research and development expenses for the three months ended June 30, 2001, were $1,991,000, and primarily consisted of $131,000 in clinical trial expenses related to the close of a Phase I pharmacokinetic study of ALT-711, $694,000 of manufacturing expenses and drug stability studies associated with the ALT-711 programs, $515,000 in personnel and personnel-related expenses and a non-cash variable stock compensation (benefit)/expense of $(101,000).

      Excluding the non-cash variable stock compensation benefit, research and development expenses increased by $2,319,000, or 110.8%, primarily due to the Phase IIb SAPPHIRE and SILVER clinical trials. These trials were initiated during the second half of 2001, and are now actively enrolling patients. The release of data for these trials is targeted for 2003.

      The development and successful commercialization of ALT-711 are subject to substantial risks described in this Report. See, for example, "Forward-Looking Statements and Cautionary Statements--If we do not successfully develop any products, we may not derive any revenues."

      General and administrative expenses increased to $597,000 for the three months ended June 30, 2002, compared to $416,000 for the same period in 2001, and included a non-cash variable stock compensation (benefit)/expense of $(729,000) and $(758,000), respectively, which resulted from a decline in our stock price. Excluding the non-cash variable stock compensation, general and administrative expenses increased $152,000, or 12.9%, primarily due to an increase in patent expense.

      Our net loss applicable to common stockholders increased to $5,704,000 for the three months ended June 30, 2002, compared to $3,096,000 in the same period in 2001, an increase of 84.2%. This was primarily a result of increased clinical trial expenses due to the ongoing Phase IIb SAPPHIRE and SILVER trials, decreased interest rates on investment balances and increased preferred stock dividends. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $859,000 and $790,000 for the three months ended June 30, 2002 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      Total revenues for the six months ended June 30, 2002, and the six months ended June 30, 2001, were $253,000 and $253,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. Total revenues were unchanged due to larger investment balances, offset by a significant decrease in short-term interest rates.

      Our total expenses were $8,838,000 for the six months ended June 30, 2002, compared to $6,587,000 for the six months ended June 30, 2001, and in each year consisted primarily of research and development expenses. Research and development expenses for the six months ended June 30, 2002 were $7,651,000 and primarily consisted of $2,822,000 in clinical trial expenses related to the Phase IIb SAPPHIRE and SILVER trials, $1,634,000 related to the manufacturing of the active ingredient for ALT-711, process development, packaging, tablet manufacturing and drug stability studies, $420,000 in pre-clinical expenses, $1,549,000 in personnel and personnel-related expenses and a non-cash variable stock compensation (benefit)/expense of $(94,000). Research and development expenses for the six months ended June 30, 2001, were $4,201,000 and primarily consisted of $257,000 in clinical trial expenses related to a Phase I pharmacokinetic study of ALT-711, $1,292,000 of manufacturing expenses and drug stability studies associated with the ALT-711 programs, $1,335,000 in personnel and personnel-related expenses and a non-cash variable stock compensation (benefit)/expense of $136,000.

      Excluding the non-cash variable stock compensation (benefit)/expense), research and development expenses increased by $3,680,000, or 90.5%, primarily due to the Phase IIb SAPPHIRE and SILVER clinical trials. These trials were initiated during the second half of 2001, and are now actively enrolling patients. The release of data for these trials is targeted for 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The development and successful commercialization of ALT-711 are subject to substantial risks described in this Report. See, for example, "Forward-Looking Statements and Cautionary Statements--If we do not successfully develop any products, we may not derive any revenues."

      General and administrative expenses decreased to $1,187,000 for the six months ended June 30, 2002, compared to $2,386,000 for the same period in 2001, and included a non-cash variable stock compensation (benefit)/expense of $(1,316,000) and $73,000, respectively. Excluding the non-cash variable stock compensation (benefit)/expense, general and administrative expenses increased $190,000, or 8.2%, primarily due to increased patent and recruiting fees.

      Our net loss applicable to common stockholders increased to $10,278,000 for the six months ended June 30, 2002, compared to $7,890,000 in the same period in 2001, an increase of 30.3%. This was primarily a result of increased research and development expenses due to increased enrollment in the Phase IIb SAPPHIRE and SILVER clinical trials and increased preferred stock dividends, offset by a non-cash stock compensation benefit. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $1,692,000 and $1,555,000 for the six months ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We had cash, cash equivalents and short-term investments at June 30, 2002, of $22,329,000, compared to $10,726,000 at December 31, 2001. This is an increase in cash and cash equivalents and short-term investments for the six months ended June 30, 2002, of $11,603,000. This consisted of $18,611,000 of net proceeds from a public offering of common stock and $115,000 of proceeds from stock option exercises. This was offset by $7,086,000 of cash used in operations, net of $1,187,000 in proceeds from the sale of our NOLs, and consisted primarily of research and development expenses, personnel-related costs and facility expenses, and approximately $30,000 in capital expenditures.

      In January 2002, we completed a public offering of 4,450,000 shares of common stock at $4.25 per share, which provided net proceeds of approximately $18,611,000.

      At December 31, 2001, we had available federal net operating loss carryforwards, which expire in various amounts from the years 2006 through 2020, of approximately $135,500,000 and New Jersey net operating loss carryforwards, which expire in the years 2002 through 2007, of approximately $85,100,000. In addition, we had federal research and development tax credit carryforwards of approximately $5,100,000 and New Jersey research and development tax credit carryforwards of approximately $1,600,000. The amount of federal net operating loss and research and development tax credit carryforwards which can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

      In December 2001, we sold $6,243,000 of our gross New Jersey net operating loss carryforwards and $802,000 of our New Jersey research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2001 were $1,187,000 and were recorded as a tax benefit in the December 31, 2001 statement of operations. The proceeds from the sale of the net operating loss carryforwards and the research and development tax credit carryforwards sold in 2001 were received on January 4, 2002. The State of New Jersey may renew the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of the carryforwards in the future.

      We anticipate that at our current spending level, our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations through the second quarter of 2003. If it becomes necessary, we have the ability to reduce the cash burn rate, as we have limited fixed commitments. Any such reduction may require us to curtail or discontinue the research, product development, pre-clinical testing and clinical trials of some or all of our product candidates. In addition, we will require substantial new funding in order to continue the research, product development, pre-clinical testing and clinical trials of ALT-711, other A.G.E. Crosslink Breakers and A.G.E.-Formation Inhibitors. We will also require additional funding for operating expenses, the pursuit of regulatory approvals for our product candidates and the establishment of marketing and sales capabilities.

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

      Our current priorities are the evaluation and continued development of ALT-711, our lead A.G.E. Crosslink Breaker candidate, and determining the optimal course for the continued development of additional A.G.E. Crosslink Breaker compounds and A.G.E.-Formation Inhibitors. We are focusing our resources on the development of ALT-711. As we continue clinical development of ALT-711, we will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound throughout the world. In addition, we are actively exploring partnering and regulatory pathways for the continued development of pimagedine. As described above, we believe that additional development of this compound and other product candidates will require us to find additional sources of funding.

CRITICAL ACCOUNTING POLICIES

      In December 2001, the U.S. Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies and the likelihood of materially different reported results if different assumptions or conditions were to prevail. We have since carefully reviewed the disclosures included in its filings with the Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2001, and accompanying audited financial statements and related notes thereto, as well as our definitive proxy statement for the 2002 Annual Meeting. We believe the effect of the following accounting policy is significant to our results of operations and financial condition.

      Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase
1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. As a result, net income applicable to common stockholders and net loss per share to common stockholders may be subject to volatility.

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

      We anticipate that at our current spending level, our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations through the second quarter of 2003. While we expect to apply a portion of the proceeds of our recent stock offering to the ongoing ALT-711 clinical development program, the timing and extent of ALT-711's future clinical development will be determined by our ability to secure additional financing. In addition, we will require substantial new funding in order to continue the research, product development, pre-clinical testing and clinical trials of ALT-711, other A.G.E. Crosslink Breakers and A.G.E.-Formation Inhibitors. We will also require additional funding for operating expenses, the pursuit of regulatory approvals for our product candidates and the establishment of marketing and sales capabilities.

      Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the size and complexity of these programs, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing arrangements, commercialization activities and the cost of product in-licensing and strategic acquisitions, if any. Our cash reserves and other liquid assets may not be adequate to satisfy our longer-term capital and operating requirements.

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

      At June 30, 2002, we had an accumulated deficit of $159,286,000. We anticipate that we will incur substantial, potentially greater, losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

PRIOR STOCK OPTION REPRICING MAY HAVE AN ADVERSE EFFECT ON OUR FUTURE FINANCIAL PERFORMANCE.

      Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999, in order to bolster employee retention. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. This repricing may have a material adverse impact on future financial performance based on Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire.

IF WE ARE NOT ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES, THEN OUR PROGRAMS WILL SUFFER AND WE MAY NOT BE ABLE TO DEVELOP PRODUCTS.

      Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others.

      We have established collaborative arrangements with Roche Diagnostics GmbH, IDEXX Laboratories, Inc. and Gamida for Life with respect to the development of drug therapies and diagnostics utilizing our scientific platforms. To succeed, we will have to develop additional relationships. We are seeking to establish new collaborative relationships to provide the funding necessary for continuation of our product development, but such effort may not be successful. If we are unable to enter into or manage additional collaborations, our programs may suffer and we may be unable to develop products.

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

      We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any approved product, we must either develop a marketing and sales force or, where appropriate or permissible, enter into arrangements with third parties to market and sell our products. We might not be successful in developing marketing and sales capabilities. Further, we may not be able to enter into marketing and sales agreements with others on acceptable terms, and any such arrangements, if entered into, may be terminated. If we develop our own marketing and sales capability, it will compete with other companies that currently have experienced, well funded and larger marketing and sales operations. To the extent that we enter into co-promotion or other sales and marketing arrangements with other companies, revenues will depend on the efforts of others, which may not be successful.

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

      The degree of patent protection afforded to pharmaceutical inventions is uncertain and our potential products are subject to this uncertainty. Competitors may develop competitive products outside the protection that may be afforded by the claims of our patents. We are aware that other parties have been issued patents and have filed patent applications in the U.S. and foreign countries with respect to other agents that have an effect on A.G.E.s. or the formation of A.G.E. crosslinks. In addition, although we have several patent applications pending to protect proprietary technology and potential products, these patents may not be issued, and the claims of any patents, which do issue, may not provide significant protection of our technology or products. In addition, we may not enjoy any patent protection beyond the expiration dates of our currently issued patents.

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

      Certain technologies under development by other pharmaceutical companies could result in a cure for diabetes, or the reduction of the incidence of diabetes and its complications or better treatments for cardiovascular disease and/or diabetes. For example, a number of companies are investigating islet cell transplantation as a possible cure for Type 1 diabetes. Results of a study conducted by the National Institutes of Health, known as the Diabetes Control and Complications Trial, published in 1993, showed that tight glucose control reduced the incidence of diabetic complications. Several pharmaceutical companies have introduced new products for glucose control for the management of hyperglycemia in Type 2 diabetes. In addition, several large companies have initiated or expanded research, development and licensing efforts to build pharmaceutical franchises focusing on cardiovascular disease, diabetic nephropathy, neuropathy, retinopathy and related conditions. It is possible that one or more of these initiatives may reduce or eliminate the market for some of our products.

      A broad range of cardiovascular and antidiabetic drugs are under development by many pharmaceutical and biotechnology companies. It is possible that one or more of these initiatives may reduce or eliminate the market for some of our products.

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

      The use of any of our potential products in clinical trials and the sale of any approved products, including the testing and commercialization of ALT-711 or other compounds, exposes us to liability claims resulting from the use of products or product candidates. A claim, which was subsequently settled, was made by a participant in one of our clinical trials, and additional claims might be made directly by other such participants, consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials. However, coverage is becoming increasingly expensive, and we may not be able to maintain or acquire insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability that could have a material adverse effect on our business, financial conditions and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future and insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term marketable securities. We do not use derivative financial instruments. Our investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. We prepared a detailed market risk disclosure of these investments in our 2001 Annual Report on Form 10-K. There have been no material changes in our market risk position since December 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On October 20, 2000, Charles L. Grimes, one of our stockholders, and his wife, Jane Gillespie Grimes, filed a complaint against us in the Court of Chancery in Delaware, claiming breach of an alleged agreement with us which would have purportedly entitled Mr. Grimes to purchase 10% of our private placement of $6,235,000 of common stock and warrants in September 2000. We filed a motion to dismiss stating that Mr. and Mrs. Grimes had failed to state a claim as a matter of law. Pursuant to a decision and order of the Delaware Chancery Court, the case was dismissed on April 12, 2001. Mr. and Mrs. Grimes filed a notice of appeal to the Supreme Court of Delaware. On January 16, 2002, the Supreme Court of Delaware heard oral argument on the appeal of Mr. and Mrs. Grimes, and directed that oral argument on this appeal be heard en banc. On April 23, 2002, the Supreme Court of Delaware heard the appeal, and on July 19, 2002, affirmed the judgment of the Court of Chancery, dismissing the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on June 5, 2002. The following matter was voted upon at the Meeting: the election of three directors.

      The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of such nominee:

      Name                               Votes For                Votes Withheld
      ----                               ---------                --------------
Kenneth I. Moch                          26,575,183                  390,404
Edwin D. Bransome, Jr., M.D.             26,799,336                  166,251
George M. Naimark, Ph.D.                 26,798,848                  166,739

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

       99.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

b) The following report on Form 8-K was filed during the quarter ended June 30, 2002:

      On May 30, 2002, the Company filed a Current Report on Form 8-K, dated May 30, 2002, announcing the dismissal of Arthur Andersen LLP and the engagement of KPMG LLP as the Company's principal independent accountants for the fiscal year ending December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2002

                                         ALTEON INC.


                                         By:  /s/Kenneth I. Moch
                                         ---------------------------------------
                                         Kenneth I. Moch
                                         President and Chief Executive Officer
                                         (principal executive officer)


                                         By:  /s/Elizabeth A. O'Dell
                                         ---------------------------------------
                                         Elizabeth A. O'Dell
                                         Vice President, Finance
                                         Secretary and Treasurer
                                         (principal accounting officer)

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

        99.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.