Form 10-Q
period 2002-09-30
ALTEON INC /DE
filed 2002-11-13
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 (201) 934-5000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

On November 4, 2002, 31,884,556 shares of Registrant's Common Stock were outstanding.

                               Page 1 of 24 pages
                         The Exhibit Index is on page 23

                                   ALTEON INC.

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets as of September 30, 2002 and
             December 31, 2001 .............................................   3

         Statements of Operations for the three and
             nine months ended September 30, 2002 and 2001 .................   4

         Statements of Cash Flows for the nine months
             ended September 30, 2002 and 2001 .............................   5

         Notes to Financial Statements .....................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  17

Item 4.  Controls and Procedures ...........................................  18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  19

Item 6.  Exhibits and Reports on Form 8-K ..................................  19

SIGNATURES .................................................................  20

CERTIFICATIONS .............................................................  21

INDEX TO EXHIBITS ..........................................................  23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                       September 30,        December 31,
                                                                                           2002                2001
Current Assets:

    Cash and cash equivalents ..................................................      $  11,877,693       $   4,249,439
    Short-term investments .....................................................          5,983,500           6,476,384
    Other current assets .......................................................            409,397           1,394,765
                                                                                      -------------       -------------
        Total current assets ...................................................         18,270,590          12,120,588

    Property and equipment, net ................................................            669,804           1,109,676
    Deposits and other assets ..................................................                 --               2,815
                                                                                      -------------       -------------
Total assets ...................................................................      $  18,940,394       $  13,233,079
                                                                                      =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts payable ...........................................................      $     755,462       $     307,153
    Accrued expenses ...........................................................          3,784,486           2,054,980
                                                                                      -------------       -------------
        Total current liabilities ..............................................          4,539,948           2,362,133
                                                                                      -------------       -------------
Commitments and Contingencies ..................................................                 --                  --

Stockholders' Equity:

    Preferred Stock, $0.01 par value, 1,993,329 shares authorized, and 1,057 and
        992 of Series G and 3,173 and 2,980 of Series H shares issued and outstanding, as of September 30, 2002 and
        December 31, 2001, respectively ........................................                 42                  40

    Common Stock, $0.01 par value,
        80,000,000 shares authorized, and 31,878,525 and
        27,314,846 shares issued and outstanding, as of
        September 30, 2002 and December 31, 2001, respectively .................            318,785             273,148

    Additional paid-in capital .................................................        179,467,084         159,596,934

    Accumulated deficit ........................................................       (165,386,371)       (149,008,641)

    Accumulated other comprehensive income .....................................                906               9,465
                                                                                      -------------       -------------
        Total stockholders' equity .............................................         14,400,446          10,870,946
                                                                                      -------------       -------------
Total liabilities and stockholders' equity .....................................      $  18,940,394       $  13,233,079
                                                                                      =============       =============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months                           Nine Months
                                                               Ended September 30,                  Ended September 30,
                                                               -------------------                  -------------------
                                                             2002              2001               2002               2001
                                                             ----              ----               ----               ----
Revenues:

    Investment income ...........................      $     93,376       $    107,404       $    346,020       $    360,050
                                                       ------------       ------------       ------------       ------------

Expenses:

    Research and development (which includes
        non-cash variable stock compensation
        (benefit)/expense of $0 and $(52,676)
        for the three months ended September 30,
        2002 and 2001, respectively, and
        $(93,516) and $83,479 for the nine
        months ended September 30, 2002 and
        2001, respectively) .....................         4,330,899          1,824,239         11,982,313          6,025,419

    General and administrative (which
        includes non-cash variable stock
        compensation (benefit)/expense of $0 and
        $(401,344) for the three months ended
        September 30, 2002 and 2001,
        respectively, and $(1,315,635) and
        $(328,055) for the nine months ended
        September 30, 2002 and 2001,
        respectively) ...........................           975,540            497,236          2,162,560          2,883,220
                                                       ------------       ------------       ------------       ------------

             Total expenses .....................         5,306,439          2,321,475         14,144,873          8,908,639
                                                       ------------       ------------       ------------       ------------
Net loss ........................................      $ (5,213,063)      $ (2,214,071)      $(13,798,853)      $ (8,548,589)

      Preferred stock dividends .................           887,158            815,591          2,578,877          2,370,841
      Common stock warrant deemed dividend ......                --            209,528                 --            209,528
                                                       ------------       ------------       ------------       ------------
Net loss applicable to
    common stockholders .........................      $ (6,100,221)      $ (3,239,190)      $(16,377,730)      $(11,128,958)
                                                       ============       ============       ============       ============
Basic/diluted net loss per share
    applicable to common stockholders ...........      $      (0.19)      $      (0.13)      $      (0.52)      $      (0.47)
                                                       ============       ============       ============       ============
Weighted average common shares used
    in computing basic/diluted net loss per share        31,878,525         25,791,322         31,731,160         23,639,120
                                                       ============       ============       ============       ============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                                    -------------------
                                                                                 2002                2001
                                                                                 ----                ----
Cash Flows from Operating Activities:
    Net loss ..........................................................      $(13,798,853)      $ (8,548,589)

Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation and amortization .....................................           477,261            479,185
    Amortization of deferred compensation .............................            20,332             91,038
    Non-cash compensation (benefit)/expense related to
        variable plan employee stock options ..........................        (1,409,151)          (244,576)

Changes in operating assets and liabilities:
    Other assets ......................................................           988,183          1,260,730
    Accounts payable and accrued expenses .............................         2,177,815            299,447
                                                                             ------------       ------------
        Net cash used in operating activities .........................       (11,544,413)        (6,662,765)
                                                                             ------------       ------------
Cash Flows from Investing Activities:
 Capital expenditures ..............................................              (37,389)           (49,595)
 Purchases of marketable securities ...................................       (15,018,675)       (14,198,112)
 Maturities of marketable securities ..................................        15,503,000         12,022,000
                                                                             ------------       ------------
        Net cash provided by/(used in) investing activities ...........           446,936         (2,225,707)
                                                                             ------------       ------------
Cash Flows from Financing Activities:
    Net proceeds from issuance of common stock ........................        18,725,731          9,836,936
                                                                             ------------       ------------
Net increase in cash and cash equivalents .............................         7,628,254            948,464
Cash and cash equivalents, beginning of period ........................         4,249,439          3,600,328
                                                                             ------------       ------------
Cash and cash equivalents, end of period ..............................      $ 11,877,693       $  4,548,792
                                                                             ============       ============
Non-cash transactions:
    Preferred stock dividends .........................................      $  2,578,877       $  2,370,841
    Common stock warrant deemed dividend ..............................                --            209,528

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

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

NOTE 2 - LIQUIDITY

            Alteon has incurred an accumulated deficit of $165,386,000 as of September 30, 2002, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all.

            The Company has financed its operations through proceeds from the sale of common and preferred equity securities, revenue from present and former collaborative relationships, reimbursement of certain of our research and development expenses by its collaborative partners, investment income earned on cash balances and short-term investments and the sale of a portion of our New Jersey net operating loss carryforwards.

            As of September 30, 2002, the Company has working capital of $13,731,000, including $17,861,000 of cash, cash equivalents and short-term investments. The Company's cash used in operations for the nine months ended September 30, 2002, and for the year ended December 31, 2001, was $11,544,000 and $8,211,000, respectively. The Company anticipates that at its current spending level, its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current operations through the second quarter of 2003. If it becomes necessary, the Company has the ability to reduce the cash burn rate, as it has limited fixed commitments. If the Company is unable to obtain additional funding prior to the completion of the DIAMOND, SAPPHIRE and SILVER trials, it expects to devote all of its resources to these trials. This will require Alteon to significantly curtail its other research and product development activities. Following completion of the trials, the Company will require substantial new funding to pursue development of ALT-711 and continue its operations.

            The amount of the Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

            Because of Alteon's long-term capital requirements, the Company may seek access to the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to Alteon. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs. If Alteon obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates.

NOTE 3 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

            Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase. Short-term investments are considered available-for-sale and are recorded at fair value, as determined by quoted market value, with changes in fair value recorded as a component of accumulated other comprehensive income. As of September 30, 2002 and December 31, 2001, short-term investments were invested in debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. They consist of the following:

                                 September 30,     December 31,
                                     2002             2001
                                     ----             ----
U.S. government agency funds      $5,983,500      $5,479,434
Corporate obligations ......              --         996,950
                                  ----------      ----------
                                  $5,983,500      $6,476,384
                                  ==========      ==========

NOTE 4 - NET LOSS PER SHARE

            Basic loss per share is based on the weighted average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of common stock equivalents excluded from the calculation as of September 30, 2002 and 2001, was 29,427,492 and 19,633,637, respectively.

NOTE 5 - COMPREHENSIVE LOSS

            The following sets forth comprehensive income/(loss) for the three and nine months ended September 30, 2002 and 2001:

                                            Three Months                         Nine Months
                                         Ended September 30,                  Ended September 30,
                                         -------------------                  -------------------
                                        2002              2001              2002               2001
                                        ----              ----              ----               ----
Net Loss .....................      $(5,213,063)      $(2,214,071)      $(13,798,853)      $(8,548,589)
Net Unrealized Gain/(Loss)
     on Short-Term Investments           (2,073)           17,498             (8,559)           22,049
                                    -----------       -----------       ------------       -----------
Comprehensive Loss ...........      $(5,215,136)      $(2,196,573)      $(13,807,412)      $(8,526,540)
                                    ===========       ===========       ============       ===========

NOTE 6 - STOCK COMPENSATION

            In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements. This interpretation requires the Company to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. On February 2, 1999, the Company repriced certain stock options. The total non-cash stock compensation (benefit)/expense resulting from the repricing for the three months ended September 30, 2002 and September 30, 2001, is $0 and $(454,020), respectively, and for the nine months ended September 30, 2002 and September 30, 2001, is $(1,409,151) and $(244,576),
respectively. No stock compensation (benefit)/expense resulting from the repricing was incurred for the three months ended September 30, 2002, as the Company's stock price was below the value at July 1, 2000.

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE 8 - STOCKHOLDERS' EQUITY

            In January 2002, Alteon completed a public offering of 4,450,000 shares of common stock at $4.25 per share, which provided net proceeds of $18,610,521.

            Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock. For the three months ended September 30, 2002 and September 30, 2001, preferred stock dividends were $887,158 and $815,591, respectively, and for the nine months ended September 30, 2002 and September 30, 2001, preferred stock dividends were $2,578,877 and $2,370,841, respectively.

            In July 2001, the Company completed a public offering of 4,500,000 shares of Common Stock, which provided net proceeds of approximately $9.4 million. In connection with the offering, certain previously issued warrants were repriced pursuant to antidilution provisions contained in the warrants. This resulted in a one-time, deemed dividend in the quarter of $209,528.

NOTE 9 - SUBSEQUENT EVENT

            On November 6, 2002, Alteon and The Picower Institute for Medical Research ("Picower") entered into an agreement which terminated, effective April 15, 2002, their license agreement dated as of September 5, 1991. Pursuant to this termination agreement, Picower assigned to Alteon all of its patents, patent applications and other technology related to AGE's and Alteon agreed to prosecute and maintain the patents and patent applications. Alteon will pay Picower royalties on any sales of products falling within the claims of these patents and patent applications until they expire or are allowed to lapse.

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

            Our lead compound, ALT-711, is being developed initially for cardiovascular indications, including systolic hypertension and diastolic heart failure ("DHF"). We have completed a Phase IIa trial to evaluate the effect of ALT-711 on cardiovascular compliance. Based on positive results that demonstrated the ability of ALT-711 to decrease pulse pressure and increase the elasticity of the cardiovascular system, we have initiated two Phase IIb efficacy trials of ALT-711, the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trials in patients with systolic hypertension and systolic hypertension with left ventricular hypertrophy. The compound is also being evaluated in a Phase IIa trial in DHF, the DIAMOND (Distensibility Improvement And ReMOdeliNg in Diastolic Heart Failure) trial, as well as a Phase I program in end-stage renal disease patients undergoing peritoneal dialysis.

            We recently announced that we have reached the targeted enrollment of 450 patients in our Phase IIb SAPPHIRE trial of ALT-711 in systolic hypertension, and that we have also completed enrollment in our companion Phase IIb SILVER trial in patients with both systolic hypertension and left ventricular hypertrophy, substantially exceeding the minimum enrollment of 180 patients. A total of approximately 750 patients are now enrolled in the SAPPHIRE/SILVER program and data is expected to be released concurrently mid-year 2003. Additionally, we announced the completion of enrollment in our Phase IIa DIAMOND clinical trial in diastolic heart failure (DHF). Data from the DIAMOND study is expected during the first quarter of 2003.

            As we continue clinical development of ALT-711, we are evaluating potential corporate partnerships for further development and ultimate marketing of the compound in territories throughout the world. We plan to retain development and marketing rights for one or several indications in the United States.

            A topical formulation of an A.G.E. Crosslink Breaker, ALT-744, is being clinically evaluated in skin aging for cosmetic applications. We continue to evaluate product development opportunities from among our A.G.E. Crosslink Breaker compounds and other classes of compounds in our patent estate.

            Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $165,386,000 as of September 30, 2002, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

            Total revenues for the three months ended September 30, 2002 and 2001, were $93,000 and $107,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The 13.0% decrease in income was attributable to the decrease in short-term interest rates, partially offset by larger investment balances.

            Our total expenses were $5,306,000 for the three months ended September 30, 2002, compared to $2,321,000 for the three months ended September 30, 2001, and in each year consisted primarily of research and development expenses. Research and development expenses included third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $4,331,000 for the three months ended September 30, 2002, and primarily consisted of $2,204,000 in clinical trial expenses related to the Phase IIb SAPPHIRE and SILVER trials, $411,000 related to manufacturing (process development and packaging) and drug stability studies, $149,000 in pre-clinical expenses and $868,000 in personnel and personnel-related expenses. Research and development expenses for the three months ended September 30, 2001, were $1,824,000, and primarily consisted of $569,000 in clinical trial expenses related to the start-up of the Phase IIb SAPPHIRE trial, $326,000 of manufacturing expenses (packaging of clinical trial supplies and process development) and drug stability studies associated with the ALT-711 programs, $508,000 in personnel and personnel-related expenses and a non-cash variable stock compensation (benefit)/expense of $(53,000).

            Excluding the non-cash variable stock compensation benefit in 2001, research and development expenses increased by $2,454,000, or 130.8%, primarily due to the Phase IIb SAPPHIRE and SILVER clinical trials. These trials were initiated during the second half of 2001. We have reached our targeted enrollment of 450 patients in the SAPPHIRE trial and have exceeded the targeted enrollment of 180 patients in the SILVER trial. The release of data for these trials is targeted for mid-year 2003.

            The development and successful commercialization of ALT-711 are subject to substantial risks described in this Report. See, for example, "Forward-Looking Statements and Cautionary Statements -- If we do not successfully develop any products, we may not derive any revenues."

            General and administrative expenses increased to $976,000 for the three months ended September 30, 2002, compared to $497,000 for the same period in 2001, and included a non-cash variable stock compensation benefit of $401,000 in the 2001 period, which resulted from a decline in our stock price. Excluding the non-cash variable stock compensation, general and administrative expenses increased $77,000, or 8.6%, primarily due to increased personnel costs.

            Our net loss applicable to common stockholders increased to $6,100,000 for the three months ended September 30, 2002, compared to $3,239,000 in the same period in 2001, an increase of 88.3%. This was primarily a result of increased clinical trial expenses due to the ongoing Phase IIb SAPPHIRE and SILVER trials. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $887,000 and $816,000 for the three months ended September 30, 2002 and 2001, respectively, and common stock deemed dividends of $210,000 in the 2001 period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

            Total revenues for the nine months ended September 30, 2002, and 2001, were $346,000 and $360,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. Total revenues decreased due to a significant decrease in short-term interest rates, partially offset by larger investment balances.

            Our total expenses were $14,145,000 for the nine months ended September 30, 2002, compared to $8,909,000 for the nine months ended September 30, 2001, and in each year consisted primarily of research and development expenses. Research and development expenses for the nine months ended September 30, 2002 were $11,982,000 and primarily consisted of $5,148,000 in clinical trial expenses related to the Phase IIb SAPPHIRE and SILVER trials, $2,045,000 related to manufacturing (process development, tablet manufacturing and packaging) and drug stability studies, $568,000 in pre-clinical expenses, $2,417,000 in personnel and personnel-related expenses and a non-cash variable stock compensation (benefit)/expense of $(94,000). Research and development expenses for the nine months ended September 30, 2001, were $6,025,000 and primarily consisted of $826,000 in clinical trial expenses related to the start-up of the Phase IIb SAPPHIRE and SILVER trials and a Phase I pharmacokinetic study of ALT-711, $1,618,000 of manufacturing expenses (tableting, packaging and process development) and drug stability studies

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

associated with the ALT-711 programs, $1,843,000 in personnel and personnel-related expenses and a non-cash variable stock compensation (benefit)/expense of $83,000.

            Excluding the non-cash variable stock compensation (benefit)/expense), research and development expenses increased by $6,134,000, or 103.2%, primarily due to the Phase IIb SAPPHIRE and SILVER clinical trials. These trials were initiated during the second half of 2001. We have reached our targeted enrollment of 450 patients in the SAPPHIRE trial and have exceeded the targeted enrollment of 180 patients in the SILVER trial. The release of data for these trials is targeted for mid-year 2003.

            The development and successful commercialization of ALT-711 are subject to substantial risks described in this Report. See, for example, "Forward-Looking Statements and Cautionary Statements -- If we do not successfully develop any products, we may not derive any revenues."

            General and administrative expenses decreased to $2,163,000 for the nine months ended September 30, 2002, compared to $2,883,000 for the same period in 2001, and included a non-cash variable stock compensation (benefit)/expense of $(1,316,000) and $(328,000), respectively. Excluding the non-cash variable stock compensation (benefit)/expense, general and administrative expenses increased $267,000, or 8.3%, primarily due to increased patent and recruiting fees.

            Our net loss applicable to common stockholders increased to $16,378,000 for the nine months ended September 30, 2002, compared to $11,129,000 in the same period in 2001, an increase of 47.2%. This was primarily a result of increased research and development expenses due to increased enrollment in the Phase IIb SAPPHIRE and SILVER clinical trials and increased preferred stock dividends, offset by a non-cash stock compensation benefit. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $2,579,000 and $2,371,000 for the nine months ended September 30, 2002 and 2001, respectively, and common stock deemed dividends of $210,000 in the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

            We had cash, cash equivalents and short-term investments at September 30, 2002, of $17,861,000, compared to $10,726,000 at December 31,
2001. This is an increase in cash and cash equivalents and short-term investments for the nine months ended September 30, 2002, of $7,135,000. This consisted of $18,611,000 of net proceeds from a public offering of common stock in January 2002, and $115,000 of proceeds from stock option exercises. This was offset by $11,544,000 of net cash used in operations, and consisted primarily of research and development expenses, personnel-related costs and facility expenses and approximately $37,000 in capital expenditures.

            At December 31, 2001, we had available federal net operating loss carryforwards, which expire in various amounts from the years 2006 through 2020, of approximately $135,500,000 and New Jersey net operating loss carryforwards, which expire in the years 2002 through 2007, of approximately $85,100,000. In addition, we had federal research and development tax credit carryforwards of approximately $5,100,000 and New Jersey research and development tax credit carryforwards of approximately $1,600,000 at December 31, 2001. The amount of federal net operating loss and research and development tax credit carryforwards which can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

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

            We anticipate that at our current spending level, our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations through the second quarter of 2003. If it becomes necessary, we have the ability to reduce the cash burn rate, as we have limited fixed commitments. If we are unable to obtain additional funding prior to the completion of the DIAMOND, SAPPHIRE and SILVER trials, we expect to devote all of our resources to these trials. This will require us to significantly curtail our other research and product development activities. Following completion of the trials, we will require substantial new funding to pursue development of ALT-711 and continue our operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            The amount of our future capital requirements will depend on numerous factors, including the progress of our discovery research programs, the initiation of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

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

            Our current priorities are the evaluation and continued development of ALT-711, our lead A.G.E. Crosslink Breaker candidate, and determining the optimal course for the continued development of additional A.G.E. Crosslink Breaker compounds and A.G.E.-Formation Inhibitors. We are focusing our resources on the development of ALT-711. As we continue clinical development of ALT-711, we are evaluating potential corporate partnerships for further development and ultimate marketing of the compound in territories throughout the world. We plan to retain development and marketing rights for one or several indications in the United States. In addition, we are exploring partnering and regulatory pathways for the continued development of pimagedine. As described above, we believe that additional development of this compound and other product candidates will require us to find additional sources of funding.

RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

CRITICAL ACCOUNTING POLICIES

            In December 2001, the U.S. Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies and the likelihood of materially different reported results if different assumptions or conditions were to prevail. We have since carefully reviewed the disclosures included in our filings with the Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2001, and accompanying audited financial statements and related notes thereto, as well as our definitive proxy statement for the 2002 Annual Meeting. We believe the effect of the following accounting policy is significant to our results of operations and financial condition.

            We account for options granted to employees and directors in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. As a result, net income applicable to common stockholders and net loss per share to common stockholders may be subject to volatility.

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

            We anticipate that at our current spending level, our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations through the second quarter of 2003. If it becomes necessary, we have the ability to reduce the cash burn rate, as we have limited fixed commitments. If we are unable to obtain additional funding prior to the completion of the DIAMOND, SAPPHIRE and SILVER trials, we expect to devote all of our resources to these trials. This will require us to significantly curtail our other research and product development activities. Following completion of the trials, we will require substantial new funding to pursue development of ALT-711 and continue our operations.

            Our future capital requirements will depend on many factors, including continued scientific progress in our discovery research, the size and complexity of these programs, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements, the cost of manufacturing arrangements, commercialization activities and the cost of product in-licensing and strategic acquisitions, if any. We may not be able to obtain sufficient funding to satisfy our longer-term capital and operating requirements.

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

            At September 30, 2002, we had an accumulated deficit of $165,386,000. We anticipate that we will incur substantial, potentially greater, losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

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

            Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others. We are seeking to establish these relationships to provide the funding necessary for continuation of our product development, but such efforts may not be successful. If we are unable to enter into or manage additional collaborations, our programs may suffer and we may be unable to develop products.

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

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN THE DEVELOPMENT AND MARKETING OF CURES AND THERAPIES FOR CARDIOVASCULAR DISEASES, DIABETES AND THE OTHER CONDITIONS FOR WHICH WE SEEK TO DEVELOP PRODUCTS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

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

            Certain technologies under development by other pharmaceutical companies could result in better treatments for cardiovascular disease, or diabetes and its related complications. Several large companies have initiated or expanded research, development and licensing efforts to build pharmaceutical franchises focusing on these medical conditions. It is possible that one or more of these initiatives may reduce or eliminate the market for some of our products. In addition, other companies have initiated research in the inhibition or crosslink breaking of A.G.E.s.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Our exposure to market risk for changes in interest rates relates primarily to our investments in short-term marketable securities. We do not use derivative financial instruments. Our investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. We prepared a detailed market risk disclosure of these investments in our 2001 Annual Report on Form 10-K. There have been no material changes in our market risk position since December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 4. CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Vice President, Finance, evaluated the effectiveness of Alteon's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Vice President, Finance, have concluded that Alteon's current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports Alteon files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

            (b) Changes in internal controls. There have been no significant changes in Alteon's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and the Vice President, Finance.

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

            On August 5, 2002, Lisa Weller, a former Alteon employee, filed suit against Alteon in the Superior Court of New Jersey asserting claims for alleged pregnancy, sex and handicap discrimination, wrongful termination and intentional infliction of emotional distress, all arising from the company's termination of her employment as an executive assistant. Alteon removed the case to the United States District Court for the District of New Jersey, where it is now pending as Civil Action No. 02-4492. Alteon denies all allegations and is vigorously defending the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

            See Exhibit Index on page 23 for Exhibits filed with this Quarterly Report on Form 10-Q.

b) The following report on Form 8-K was filed during the quarter ended September 30, 2002:

            On July 18, 2002, the Company filed a Current Report on Form 8-K, dated July 16, 2002, announcing the initiation of a fourth human trial of ALT-711, the DIAMOND trial.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002
                                        ALTEON INC.

                                        By:  /s/Kenneth I. Moch
                                        --------------------------------------
                                        Kenneth I. Moch
                                        President and Chief Executive Officer
                                        (principal executive officer)

                                        By:  /s/Elizabeth A. O'Dell
                                        --------------------------------------
                                        Elizabeth A. O'Dell
                                        Vice President, Finance
                                        Secretary and Treasurer
                                        (principal accounting officer)

                                 CERTIFICATIONS

I, Kenneth I. Moch, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Alteon Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                  /s/ Kenneth I. Moch
                                          -------------------------------------
                                          Kenneth I. Moch
                                          President and Chief Executive Officer

                                 CERTIFICATIONS

I, Elizabeth O'Dell, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Alteon Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002                    /s/ Elizabeth O'Dell
                                             -----------------------------
                                             Elizabeth O'Dell
                                             Vice President, Finance
                                             Secretary and Treasurer

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

          3.3       Certificate of Retirement dated September 10, 1999, of
                    Alteon Inc. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed November 10,
                    1999.)

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

          3.9       Certificate of Amendment to Restated Certificate of
                    Incorporation of Alteon Inc. dated June 7, 2002.
                    (Incorporated by reference to Exhibit 3.8 to the Company's
                    Quarterly Report on Form 10-Q filed on August 14, 2001.)

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

          4.4       Notice of appointment, dated August 29, 2002, of The
                    American Stock Transfer & Trust Company as successor Rights
                    Agent, pursuant to Stockholders' Rights Agreement dated as of July 27, 1995.

          4.5       Registration Rights Agreement dated September 29, 2000.
                    (Incorporated by reference to Exhibit 4.1 to the Company's
                    Current Report on Form 8-K filed on October 5, 2000.)

          4.6       Form of Series 1 Common Stock Purchase Warrant.
                    (Incorporated by reference to Exhibit 4.2 to the Company's
                    Current Report on Form 8-K filed on October 5, 2000.)

          4.7       Form of Series 2 Common Stock Purchase Warrant.
                    (Incorporated by reference to Exhibit 4.3 to the Company's
                    Current Report on Form 8-K filed on October 5, 2000.)

          4.8 Registration Rights Agreement dated as of April 24, 1997, between Alteon Inc. and the investors named on the signature page thereof. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 9,
                    1997.)

          4.9 Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9, 1997.)

          99.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.