Form 10-Q
period 2003-03-31
ALTEON INC /DE
filed 2003-05-12
CIK 878903

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16043

                                   ALTEON INC.
                       ----------------------------------
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

                                 (201) 934-5000
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X

On May 5, 2003, 35,905,841 shares of the registrant's Common Stock were outstanding.


                               Page 1 of 23 pages
                         The Exhibit Index is on page 22

                                   ALTEON INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheets as of March 31, 2003 and
          December 31, 2002 ............................................       3

        Statements of Operations for the three months
          ended March 31, 2003 and 2002 ................................       4

        Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002 ................................       5

        Notes to Financial Statements ..................................       6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................       9

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....      17

Item 4. Controls and Procedures ........................................      17


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..............................................      18

Item 6. Exhibits and Reports on Form 8-K ...............................      18

SIGNATURES .............................................................      19

CERTIFICATIONS .........................................................      20

INDEX TO EXHIBITS ......................................................      22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                  March 31,          December 31,
                                                                    2003                2002
                                                                    ----                ----
Current Assets:
  Cash and cash equivalents ..............................      $  17,499,278       $  14,452,413
  Short-term investments .................................          2,995,200           2,986,200
  Other current assets ...................................            428,825             143,124
                                                                -------------       -------------
    Total current assets .................................         20,923,303          17,581,737
  Property and equipment, net ............................            394,003             517,623
                                                                -------------       -------------
Total assets .............................................      $  21,317,306       $  18,099,360
                                                                =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable........................................      $     726,566       $     537,394
  Accrued expenses .......................................          2,812,466           3,258,729
                                                                -------------       -------------
    Total current liabilities ............................          3,539,032           3,796,123
                                                                -------------       -------------
Stockholders' Equity:
  Preferred Stock, $0.01 par value,
    1,993,329 shares authorized, and 1,102 and
    1,079 of Series G and 3,309 and 3,241 of
    Series H shares issued and outstanding,
    as of March 31, 2003 and
    December 31, 2002, respectively ......................                 44                  43

  Common Stock, $0.01 par value, 80,000,000
    shares authorized, and 35,900,841 and
    33,600,841 shares issued and outstanding,
    as of March 31, 2003 and December 31, 2002,
    respectively .........................................            359,008             336,008

  Additional paid-in capital .............................        192,922,717         183,341,416

  Accumulated deficit ....................................       (175,504,109)       (169,375,594)

  Accumulated other comprehensive income .................                614               1,364
                                                                -------------       -------------

    Total stockholders' equity ...........................         17,778,274          14,303,237
                                                                -------------       -------------

Total liabilities and stockholders' equity................      $  21,317,306       $  18,099,360
                                                                =============       =============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                             2003               2002
                                                             ----               ----
Revenues:
  Investment income ...............................      $     48,723       $    135,664
                                                         ------------       ------------
Expenses:
  Research and development
    (which includes non-cash variable
    stock compensation expense/(benefit)
    of $61,970 and $(46,838) for the three months
    ended March 31, 2003 and 2002, respectively) ..         2,904,843          3,287,257

  General and administrative
    (which includes non-cash variable
    stock compensation expense/(benefit)
    of $965,929 and $(587,107) for the three months
    ended March 31, 2003 and 2002, respectively) ..         2,366,937            589,992
                                                         ------------       ------------
      Total expenses ..............................         5,271,780          3,877,249
                                                         ------------       ------------

Net loss ..........................................      $ (5,223,057)      $ (3,741,585)

   Preferred stock dividends ......................           905,458            832,415

Net loss applicable to
  common stockholders .............................      $ (6,128,515)      $ (4,574,000)
                                                         ============       ============
Basic/diluted net loss per share
  applicable to common stockholders ...............      $      (0.18)      $      (0.15)
                                                         ============       ============
Weighted average common shares used
  in computing basic/diluted net loss per share ...        33,626,397         31,472,436
                                                         ============       ============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                2003               2002
                                                                ----               ----
Cash Flows from Operating Activities:
  Net loss............................................      $ (5,223,057)      $ (3,741,585)

Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization ......................           160,720            157,980
  Amortization of deferred compensation ..............            15,445              5,721
  Non-cash compensation expense/(benefit) related to
    variable plan employee stock options .............         1,027,899           (633,945)

Changes in operating assets and liabilities:

  Other current assets ...............................          (285,701)           821,365
  Accounts payable and accrued expenses ..............          (257,091)         1,095,005
                                                            ------------       ------------

    Net cash used in operating activities ............        (4,561,785)        (2,295,459)
                                                            ------------       ------------

Cash Flows from Investing Activities:
  Capital expenditures ...............................           (37,100)           (16,918)
  Purchases of marketable securities .................            (9,750)        (8,952,565)
  Maturities of marketable securities ................                --          4,000,000
                                                            ------------       ------------

    Net cash used in investing activities ............           (46,850)        (4,969,483)
                                                            ------------       ------------

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock .........         7,655,500         18,610,521
  Net proceeds from exercise of employee stock
    options...........................................                --             34,067
                                                            ------------       ------------

    Net cash provided by financing activities ........         7,655,500         18,644,588
                                                            ------------       ------------

Net increase in cash and cash equivalents ............         3,046,865         11,379,646
Cash and cash equivalents, beginning of period .......        14,452,413          4,249,439
                                                            ------------       ------------

Cash and cash equivalents, end of period .............      $ 17,499,278       $ 15,629,085
                                                            ============       ============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

      The Company's business is subject to significant risks, which are described in this Report, including under the heading "Forward-Looking Statements and Cautionary Statements."

NOTE 2 - LIQUIDITY

      Alteon has incurred an accumulated deficit of $175,504,109 as of March 31, 2003, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all.

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

      As of March 31, 2003, the Company had working capital of $17,384,271, including $20,494,478 of cash and cash equivalents and short-term investments. The Company's cash used in operations for the three months ended March 31, 2003, was $4,561,785. The Company raised $7,655,500 through the sale of common stock in March 2003 (See Note 7). The Company anticipates that at its current spending level, its existing available cash and cash equivalents and short-term investments will be adequate to satisfy its working capital requirements for its current operations through the first quarter of 2004. If it becomes necessary, the Company has the ability to quickly and significantly reduce the cash burn rate, as it has limited fixed commitments. Following completion of the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trials, the Company will require substantial new funding to pursue development of ALT-711 and continue its operations.

      The Company will require, over the long-term, substantial new funding to pursue development and commercialization of ALT-711 and its other product candidates to continue its operations. The Company believes that satisfying these capital requirements over the long-term will require successful commercialization of its product candidates. However, it is uncertain whether any products will be approved or will be commercially successful. The amount of the Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

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

NOTE 3 - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase. Short-term investments are considered available-for-sale and are recorded at fair value, as determined by quoted market value, with changes in fair value recorded as a component of accumulated other comprehensive income. As of March 31, 2003 and December 31, 2002, short-term investments were invested in debt instruments of the U.S. government and government agencies. They consist of the following:

                                   March 31,     December 31,
                                     2003            2002
                                  ----------     -----------
U.S. government agency funds      $2,995,200      $2,986,200
                                  ==========      ==========

NOTE 4 - NET LOSS PER SHARE

      Basic loss per share is based on the weighted average number of shares outstanding during the period. Diluted loss per share is the same as basic loss per share, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of common stock equivalents excluded from the calculation as of March 31, 2003 and 2002, was 18,041,617 and 16,146,103, respectively.

NOTE 5 - STOCK COMPENSATION

      The Company accounts for employee stock-based compensation and awards issued to non-employee directors under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Stock option awards issued to consultants and contractors are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998.

      On February 2, 1999, the Company repriced certain stock options. The total non-cash stock compensation expense/(benefit) resulting from the 1999 repricing for the three months ended March 31, 2003 and 2002, is $1,027,899 and $(633,945), respectively. As of March 31, 2003, there were approximately 589,899 repriced options outstanding, which expire on various dates through January 2008.

      If the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its option grants, the Company's pro forma net loss and net loss per share applicable to common stockholders for the three months ended March 31, 2003 and 2002, would be as follows:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               2003              2002
                                                               ----              ----
Net loss, as reported ...............................      $(5,223,057)      $(3,741,585)
Add:  Variable non-cash stock compensation
      expense/(benefit) included in reported
      net loss ......................................        1,027,899          (633,945)
Less: Total stock-based employee compensation
      expense determined under fair value
      method ........................................         (329,227)         (466,006)
                                                           -----------       -----------
Pro forma net loss ..................................      $(4,524,385)      $(4,841,536)
Preferred stock dividends ...........................          905,458           832,415
                                                           -----------       -----------
Pro forma net loss applicable to common
  stockholders.......................................      $(5,429,843)      $(5,673,951)
Earnings per share applicable to common stockholders:
      Basic/diluted, as reported ....................      $     (0.18)      $     (0.15)
      Basic/diluted pro forma .......................      $     (0.16)      $     (0.18)

NOTE 6 - COMPREHENSIVE LOSS

      The following sets forth comprehensive loss for the three months ended March 31, 2003 and 2002:

                                      Three Months Ended
                                           March 31,
                                           ---------
                                    2003              2002
                                    ----              ----
Net Loss ....................   $(5,223,057)      $(3,741,585)
Net Unrealized Loss
 on Short-Term Investments...          (750)          (18,354)
                                -----------       -----------
Comprehensive Loss ..........   $(5,223,807)      $(3,759,939)
                                ===========       ===========

NOTE 7 - STOCKHOLDERS' EQUITY

      In March 2003, Alteon completed a public offering of 2,300,000 shares of common stock at $3.50 per share, which provided net proceeds of $7,655,500.

      Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock. For the three months ended March 31, 2003 and 2002, preferred stock dividends were $905,458 and $832,415, respectively.

      In December 2002, we completed a public offering of 1,714,285 shares of common stock at $1.75 per share, which provided net proceeds of approximately $2,965,000. In connection with this offering, certain previously issued warrants were repriced pursuant to antidilution provisions contained in the warrants.

      In January 2002, Alteon completed a public offering of 4,450,000 shares of common stock at $4.25 per share, which provided net proceeds of $18,610,521.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a product-based biopharmaceutical company primarily engaged in the discovery and development of oral drugs to reverse or slow down diseases of aging and complications of diabetes. Our product candidates represent novel approaches to some of the largest pharmaceutical markets. Our lead compound is in Phase 2b clinical development; several others are in earlier development stages. These pharmaceutical candidates were developed as a result of our research on the Advanced Glycation End-product ("A.G.E.") pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders, including cardiovascular, kidney and eye diseases.

      Our lead compound, ALT-711, is being developed initially for cardiovascular indications, and two Phase 2a clinical trials in cardiovascular compliance and in diastolic heart failure ("DHF") have been successfully completed. Based on the positive results of the trial in cardiovascular compliance, we have initiated two Phase 2b efficacy trials of ALT-711, the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trials in systolic hypertension, for which data is expected to be reported concurrently about mid-year 2003. We are also considering further clinical development in DHF and related conditions.

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

      We continue to explore the use of topical A.G.E. Crosslink Breakers in skin and photo aging, as a result of our recent evaluation of ALT-744's positive activity in this area. We are focusing efforts on bringing forward other crosslink breaker compounds with more attractive formulation characteristics than those of ALT-744 to address the pharmaceutical market for skin and photo aging, and will discontinue research on the ALT-744 prototype.

      Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of approximately $175,504,000 as of March 31, 2003, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

      We have financed our operations through proceeds from an initial public offering of common stock in 1991, subsequent public offerings of common stock, private placements of common and preferred equity securities, revenue from collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash balances and short-term investments and the sale of a portion of our New Jersey net operating loss carryforwards.

      Our business is subject to significant risks, which are described in this Report, including under the heading "Forward-Looking Statements and Cautionary Statements."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

      Total revenues for the three months ended March 31, 2003 and 2002, were $49,000 and $136,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The decrease in income was attributable to a decrease in investment balances and the decrease in short-term interest rates.

      Our total expenses were $5,272,000 for the three months ended March 31, 2003, compared to $3,877,000 for the three months ended March 31, 2002, and in each year consisted primarily of research and development expenses. Research and development expenses included third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $2,905,000 for the three months ended March 31, 2003, as compared to $3,287,000 for the same period in 2002. In 2003, they primarily consisted of $1,100,000 in personnel and personnel-related expenses, $811,000 in clinical trial expenses related to the Phase 2b SAPPHIRE and SILVER trials, $307,000 in pre-clinical expenses, $144,000 related to manufacturing (assay validation and development) and drug stability studies and non-cash variable stock compensation expense of $62,000. Research and development expenses for the three months ended March 31, 2002, consisted of $1,049,000 in clinical trial expenses related to enrollment of the SAPPHIRE and SILVER trials, $871,000 of manufacturing expenses (tableting,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

production of active pharmaceutical ingredient and process development) and drug stability studies, $715,000 in personnel and personnel-related expenses and a non-cash variable stock compensation benefit of $(47,000).

      Research and development expenses decreased approximately $382,000, or 11.6%, as compared to the three months ended March 31, 2002. This was primarily a result of decreased manufacturing activity. The first three months of 2002 included tablet manufacturing for the SAPPHIRE and SILVER trials, production of active pharmaceutical ingredient and process development work for anticipated Phase 3 clinical supplies. The decrease was also attributed to lower clinical costs associated with the SAPPHIRE and SILVER trials in the first three months of 2003 due to the number of patients who have completed the trial. Targeted enrollment for these trials was reached in November 2002, and the release of data is targeted for mid-year 2003. These decreased costs were partially offset by higher personnel and personnel-related costs, including temporary help, for the three months ended March 31, 2003.

      The development and successful commercialization of ALT-711 are subject to substantial risks described in this Report. See, for example, "Forward-Looking Statements and Cautionary Statements -- If we do not successfully develop any products, we may not derive any revenues."

      General and administrative expenses increased to $2,367,000 for the three months March 31, 2003, compared to $590,000 for the same period in 2002, and included a non-cash variable stock compensation expense/(benefit) of $966,000 and $(587,000), respectively. Non-cash variable stock compensation expense/(benefit) is directly related to changes in our stock price (See Note
5). In addition to the non-cash variable stock compensation expense, general and administrative expenses increased $224,000 due to increased business development and marketing research costs.

      Our net loss applicable to common stockholders increased to $6,129,000 for the three months ended March 31, 2003, compared to $4,574,000 in the same period in 2002, an increase of 34.0%, primarily related to the variable non-cash stock compensation expense. Included in the net loss applicable to common stockholders are preferred stock dividends of approximately $905,000 and $832,000 for the three months ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We had cash and cash equivalents and short-term investments at March 31, 2003, of $20,494,000, compared to $17,439,000 at December 31, 2002. This is an increase in cash and cash equivalents and short-term investments for the three months ended March 31, 2003, of $3,055,000. This consisted of $7,656,000 of net proceeds from a public offering of 2,300,000 shares of common stock at $3.50 per share in March 2003. This was offset by $4,562,000 of net cash used in operations, consisting primarily of research and development expenses, personnel-related costs and facility expenses and approximately $37,000 in capital expenditures.

      In December 2002, we completed a public offering of 1,714,285 shares of common stock at $1.75 per share, which provided net proceeds of approximately $2,965,000. In connection with this offering, certain previously issued warrants were repriced pursuant to antidilution provisions contained in the warrants.

      At December 31, 2002, we had available federal net operating loss carryforwards, which expire in various amounts from the years 2006 through 2022, of approximately $152,365,000 and New Jersey net operating loss carryforwards, which expire in the years 2004 through 2009, of approximately $106,771,000. In addition, we had federal research and development tax credit carryforwards of approximately $7,048,000 and New Jersey research and development tax credit carryforwards of approximately $811,000 at December 31, 2002. The amount of federal net operating loss and research and development tax credit carryforwards which can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

      In December 2002, we sold $1,839,000 of our gross New Jersey net operating loss carryforwards and $578,000 of our New Jersey research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2002 were $647,000 and were recorded as a tax benefit in the December 31, 2002 statement of operations. The State of New Jersey may renew the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of the carryforwards in the future.

      We anticipate that at our current spending level, our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations through the first quarter of 2004. If it becomes necessary, we have the ability to quickly and significantly reduce the cash burn rate, as we have limited fixed commitments. Following completion of the SAPPHIRE and SILVER trials, we will require substantial new funding to pursue development of ALT-711 and continue our operations.

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

      Because of our short-term and long-term capital requirements, we may seek access to the public or private equity markets whenever conditions are favorable. This may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to us. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates.

      Our current priorities are the evaluation and continued development of ALT-711, our lead A.G.E. Crosslink Breaker candidate and determining the optimal course for the continued development of additional A.G.E. Crosslink Breaker compounds and A.G.E.-Formation Inhibitors. We are focusing our resources on the development of ALT-711. As we continue clinical development of ALT-711, we are evaluating potential corporate partnerships for further development and ultimate marketing of the compound in territories throughout the world. We plan to retain development and marketing rights for one or several indications in the United States. In addition, we are exploring partnering and regulatory pathways for the continued development of pimagedine. As described above, we believe that additional development of this compound and other product candidates will require us to find additional sources of funding.

CRITICAL ACCOUNTING POLICIES

      In December 2001, the U.S. Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies and the likelihood of materially different reported results if different assumptions or conditions were to prevail. We have since carefully reviewed the disclosures included in our filings with the Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2002, and accompanying audited financial statements and related notes thereto. We believe the effect of the following accounting policy is significant to our results of operations and financial condition.

      We account for options granted to employees and directors in accordance with APB Opinion No. 25, and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire at various dates through 2008. As a result, net loss applicable to common stockholders and net loss per share to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period.

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

      As of March 31, 2003, we had working capital of approximately $17,384,000, including approximately $20,494,000 of cash and cash equivalents and short-term investments. During 2003, we sold 2,300,000 shares of common stock, raising net proceeds of approximately $7,655,000. Our cash used in operations for the three months ended March 31, 2003 and 2002, was approximately $4,562,000 and $2,295,000, respectively. We anticipate that at our current spending level, our existing available cash and cash equivalents and short-term investments will be adequate to satisfy our working capital requirements for our current operations through the first quarter of 2004. If it becomes necessary, we have the ability to quickly and significantly reduce the cash burn rate, as we have limited fixed commitments. Following completion of the SAPPHIRE and SILVER trials, we will require substantial new funding to pursue development of ALT-711 and continue our operations.

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

IF WE DO NOT SUCCESSFULLY DEVELOP ANY PRODUCTS, WE MAY NOT DERIVE ANY REVENUES.

      We have not yet requested or received regulatory approval for any product from the United States Food and Drug Administration ("FDA") or any other regulatory body. All of our product candidates are still in research or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and pre-clinical and clinical testing prior to potential regulatory approval and commercialization.

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

      At March 31, 2003, we had an accumulated deficit of approximately $175,504,000. We anticipate that we will incur substantial, potentially greater, losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

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

      Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others. We are seeking to establish these relationships to provide the funding necessary for continuation of our product development, but if such efforts are not successful, our programs may suffer and we may be unable to develop products.

IF WE ARE ABLE TO FORM OUR COLLABORATIVE RELATIONSHIPS, BUT ARE UNABLE TO MAINTAIN THEM, OUR PRODUCT DEVELOPMENT MAY BE DELAYED AND DISPUTES OVER RIGHTS TO TECHNOLOGY MAY RESULT.

      We may form collaborative relationships that will, in some cases, make us dependent upon outside partners to conduct pre-clinical testing and clinical trials and to provide adequate funding for our development programs. Such corporate partners, if any, may have all or a significant portion of the development and regulatory approval responsibilities. Failure of the corporate partners to develop marketable products or to gain the appropriate regulatory approvals on a timely basis, if at all, would have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

      The degree of patent protection afforded to pharmaceutical inventions is uncertain and our potential products are subject to this uncertainty. Competitors may develop competitive products outside the protection that may be afforded by the claims of our patents. We are aware that other parties have been issued patents and have filed patent applications in the United States and foreign countries with respect to other agents that have an effect on Advanced Glycation End-products ("A.G.E.s.") or the formation of A.G.E. crosslinks. In addition, although we have several patent applications pending to protect proprietary technology and potential products, these patents may not be issued, and the claims of any patents, which do issue, may not provide significant protection of our technology or products. In addition, we may not enjoy any patent protection beyond the expiration dates of our currently issued patents.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk for changes in interest rates relates primarily to our investments in short-term marketable securities. We do not use derivative financial instruments. Our investments consist primarily of debt instruments of the U.S. government, government agencies, financial institutions and corporations with strong credit ratings. We prepared a detailed market risk disclosure of these investments in our 2002 Annual Report on Form 10-K. There have been no material changes in our market risk position since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Vice President, Finance, evaluated the effectiveness of Alteon's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Vice President, Finance, have concluded that Alteon's current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports Alteon files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b) Changes in internal controls. There have been no significant changes in Alteon's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and the Vice President, Finance.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

      See Exhibit Index on page 22 for Exhibits filed with this Quarterly Report on Form 10-Q.

b) The following reports on Form 8-K was filed during the quarter ended March 31, 2003:

      On March 27, 2003, the Company filed a Current Report on Form 8-K, dated March 26, 2003, which reported that the Company had agreed to sell 2,300,000 shares of its common stock to institutional investors.

      On January 3, 2003, the Company filed a Current Report on Form 8-K, dated December 27, 2002, which reported that the Company had raised $646,500 through the sale of net operating loss carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program and that the Company had closed a previously reported stock purchase agreement to sell common stock to a group of institutional investors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003

                                          ALTEON INC.

                                          By:  /s/Kenneth I. Moch
                                          -------------------------------------
                                          Kenneth I. Moch
                                          President and Chief Executive Officer
                                          (principal executive officer)


                                          By:  /s/Elizabeth A. O'Dell
                                          -------------------------------------
                                          Elizabeth A. O'Dell
                                          Vice President, Finance
                                          Secretary and Treasurer
                                          (principal accounting officer)

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: May 12, 2003                        /s/ Kenneth I. Moch
                                           -------------------------------------
                                           Kenneth I. Moch
                                           President and Chief Executive Officer

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 12, 2003                        /s/ Elizabeth A. O'Dell
                                           -----------------------------------
                                           Elizabeth A. O'Dell
                                           Vice President, Finance
                                           Secretary and Treasurer

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

  3.10 By-laws, as amended. (Incorporated by reference to Exhibit 3.10 to the Company's Annual Report on Form 10-K for the year ended December 31,
         2002, S.E.C. File Number 001-16043.)

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

  10.1+  Letter Agreement, dated May 5, 2003, between the Company and Robert C.
         deGroof, Ph.D., amending Employment Agreement, dated as of March 14, 2000.

  99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

 --------------

+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of this Form 10-Q.