Form 10-Q
period 2003-06-30
ALTEON INC /DE
filed 2003-08-11
CIK 878903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)
----------
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    -----------------------
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

                  170 WILLIAMS DRIVE, RAMSEY, NEW JERSEY 07446
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 934-5000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Yes [ ] No [X]

On August 6, 2003, 35,968,314 shares of the registrant's Common Stock were outstanding.

                               Page 1 of 22 pages
                         The Exhibit Index is on page 21

                                   ALTEON INC.

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of June 30, 2003 and
            December 31, 2002...................................................           3

          Statements of Operations for the three and
            six months ended June 30, 2003 and 2002.............................           4

          Statements of Cash Flows for the six months
            ended June 30, 2003 and 2002........................................           5

          Notes to Financial Statements.........................................           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................           9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk............          18

Item 4.   Controls and Procedures...............................................          18


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................          19

Item 4.   Submission of Matters to a Vote of Security Holders...................          19

Item 6.   Exhibits and Reports on Form 8-K......................................          19

SIGNATURES  ....................................................................          20

INDEX TO EXHIBITS  .............................................................          21

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                           June 30,               December 31,
                                                                                             2003                     2002
                                                                                         -------------           -------------
Current Assets:

   Cash and cash equivalents ..................................................          $  12,876,088           $  14,452,413
   Short-term investments .....................................................              2,988,600               2,986,200
   Other current assets .......................................................                597,613                 143,124
                                                                                         -------------           -------------
     Total current assets .....................................................             16,462,301              17,581,737
   Property and equipment, net ................................................                245,878                 517,623
                                                                                         -------------           -------------
Total assets ..................................................................          $  16,708,179           $  18,099,360
                                                                                         =============           =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ...........................................................          $   1,062,453           $     537,394
   Accrued expenses ...........................................................              2,351,994               3,258,729
                                                                                         -------------           -------------
     Total current liabilities ................................................              3,414,447               3,796,123
                                                                                         -------------           -------------

Stockholders' Equity:
   Preferred Stock, $0.01 par value, 1,993,329 shares authorized, and 1,125 and
     1,079 of Series G and 3,379 and 3,241 of Series H shares issued and outstanding, as of June 30, 2003 and
     December 31, 2002, respectively ..........................................                     45                      43
   Common Stock, $0.01 par value, 80,000,000 shares authorized, and 35,910,841 and 33,600,841 shares issued and outstanding, as of
     June 30, 2003 and December 31, 2002, respectively ........................                359,108                 336,008
   Additional paid-in capital .................................................            194,432,678             183,341,416
   Accumulated deficit ........................................................           (181,500,289)           (169,375,594)
   Accumulated other comprehensive income .....................................                  2,190                   1,364
                                                                                         -------------           -------------
     Total stockholders' equity ...............................................             13,293,732              14,303,237
                                                                                         -------------           -------------
Total liabilities and stockholders' equity ....................................          $  16,708,179           $  18,099,360
                                                                                         =============           =============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months                            Six Months
                                                                       Ended June 30,                        Ended June 30,
                                                              -------------------------------       -------------------------------
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Revenues:

   Investment income ....................................     $     55,176       $    116,980       $    103,898       $    252,644
                                                              ------------       ------------       ------------       ------------
Expenses:

   Research and development (which includes non-cash
     variable stock compensation expense/(benefit) of
     $21,669 and $(46,678) for the three months ended
     June 30, 2003 and 2002, respectively, and $83,639
     and $(93,516), for the six months ended June 30,
     2003 and 2002, respectively) .......................        3,260,095          4,364,157          6,164,938          7,651,414
   General and administrative (which includes non-cash
     variable stock compensation expense/(benefit) of
     $509,988 and $(728,528) for the three months ended
     June 30, 2003 and 2002, respectively, and $1,475,917
     and $(1,315,635) for the six months ended June 30,
     2003 and 2002, respectively) .......................        1,856,555            597,028          4,223,491          1,187,020
                                                              ------------       ------------       ------------       ------------
        Total expenses ..................................        5,116,650          4,961,185         10,388,429          8,838,434
                                                              ------------       ------------       ------------       ------------
Net loss ................................................       (5,061,474)        (4,844,205)       (10,284,531)        (8,585,790)
                                                              ------------       ------------       ------------       ------------
    Preferred stock dividends ...........................          934,707            859,304          1,840,164          1,691,719
                                                              ------------       ------------       ------------       ------------
Net loss applicable to
   common stockholders ..................................     $ (5,996,181)      $ (5,703,509)      $(12,124,695)      $(10,277,509)
                                                              ============       ============       ============       ============
Basic/diluted net loss per share
   applicable to common stockholders ....................     $      (0.17)      $      (0.18)      $      (0.35)      $      (0.32)
                                                              ============       ============       ============       ============
Weighted average common shares used
   in computing basic/diluted net loss per share ........       35,907,764         31,838,057         34,773,382         31,656,256
                                                              ============       ============       ============       ============


   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                             -------------------------------
                                                                                 2003               2002
                                                                             ------------       ------------
Cash Flows from Operating Activities:
   Net loss ...........................................................      $(10,284,531)      $ (8,585,790)

Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization ......................................           322,686            317,337
   Amortization of deferred compensation ..............................            46,659              3,237
   Non-cash compensation expense/(benefit) related to
     variable plan employee stock options .............................         1,559,556         (1,409,151)

Changes in operating assets and liabilities:
   Other assets .......................................................          (454,489)           857,931
   Accounts payable and accrued expenses ..............................          (381,676)         1,730,042
                                                                             ------------       ------------

     Net cash used in operating activities ............................        (9,191,795)        (7,086,394)
                                                                             ------------       ------------

Cash Flows from Investing Activities:
   Capital expenditures ...............................................           (50,941)           (29,760)
   Purchases of marketable securities .................................        (3,001,574)       (11,979,102)
   Maturities of marketable securities ................................         3,000,000          5,503,000
                                                                             ------------       ------------

     Net cash used in investing activities ............................           (52,515)        (6,505,862)
                                                                             ------------       ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock .........................         7,657,355         18,610,521
   Net proceeds from exercise of employee stock options ...............            10,630            115,210
                                                                             ------------       ------------

     Net cash provided by financing activities ........................         7,667,985         18,725,731
                                                                             ------------       ------------

Net (decrease)/increase in cash and cash equivalents ..................        (1,576,325)         5,133,475
Cash and cash equivalents, beginning of period ........................        14,452,413          4,249,439
                                                                             ------------       ------------

Cash and cash equivalents, end of period ..............................      $ 12,876,088       $  9,382,914
                                                                             ============       ============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

      The Company's business is subject to significant risks, which are described in this Report, including under the heading "Forward-Looking Statements and Cautionary Statements."

NOTE 2 - LIQUIDITY

      Alteon has incurred an accumulated deficit of $181,500,289 as of June 30, 2003, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all.

      The Company has financed its operations through proceeds from the sale of common and preferred equity securities, revenue from collaborative relationships, reimbursement of certain of its research and development expenses by its collaborative partners, investment income earned on cash balances and short-term investments and the sale of a portion of its New Jersey net operating loss carryforwards.

      As of June 30, 2003, the Company had working capital of $13,047,854, including $15,864,688 of cash and cash equivalents and short-term investments. The Company's net cash used in operations for the six months ended June 30, 2003, was $9,191,795 and for the year ended December 31, 2002 was $14,931,030.
The Company raised $7,657,355 of net proceeds through the sale of common stock in March 2003 (see Note 7 to the unaudited financial statements).

      In July 2003, the Company announced results from two Phase 2b efficacy trials of ALT-711, the SAPPHIRE and SILVER trials. The results demonstrated efficacy against systolic hypertension, but did not meet the primary endpoints. The Company continues to assess the data and is working with its external advisors to determine the appropriate clinical development strategy and timeline of additional Phase 2 trials of ALT-711. However, the Company will require additional new funding to complete any new clinical trials it initiates. During the period prior to the initiation of any new trials, the Company expects to reduce its cash burn rate, initially through the reduction of research and development expenses, including clinical trial expenses and discretionary spending. The Company currently has adequate resources to sustain its operations, exclusive of the full cost of any new clinical trials, into the second half of 2004. Throughout the next 12 months, the Company will continue to monitor its liquidity position and continue to explore fund-raising alternatives. Depending upon the results of any attempts made by the Company to raise additional funds through the sale of additional equity securities or through strategic collaborations, it may be required to further reduce or curtail its research and product development activities and other operations (including any new clinical trials) if cash and cash equivalents fall below pre-determined levels.

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

      Because of Alteon's near-term and long-term capital requirements, the Company will seek access to the public or private equity markets whenever conditions are favorable. This may have the effect of materially diluting the current holders of the Company's outstanding stock. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to Alteon. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs. If Alteon obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates.

NOTE 3 - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase. Short-term investments are considered available-for-sale and are recorded at fair value, as determined by quoted market values, with changes in fair value recorded as a component of accumulated other comprehensive income. Premiums or discounts on the purchase of short-term debt securities are amortized to interest income. As of June 30, 2003 and December 31, 2002, short-term investments were invested in debt instruments of the U.S. government and government agencies. They consist of the following:

                                                              June 30,              December 31,
                                                               2003                     2002
                                                            ----------              ------------
U.S. government agency funds.......................         $2,988,600               $2,986,200
                                                            ==========               ==========

NOTE 4 - NET LOSS PER SHARE

      Basic loss per share is based on the weighted average number of shares outstanding during the period. For the three- and six-month periods ended June 30, 2003 and 2002, diluted loss per share is the same as basic loss per share, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of common stock equivalents excluded from the calculation as of June 30, 2003 and 2002, was 15,902,268 and 25,342,161, respectively.

NOTE 5 - STOCK COMPENSATION

      The Company accounts for employee stock-based compensation and awards issued to non-employee directors under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Stock option awards issued to consultants and contractors are accounted for in accordance with Statement of Financial Accounting Standards (`SFAS") No. 123, "Accounting for Stock-Based Compensation." In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998.

      On February 2, 1999, the Company repriced certain stock options. The total non-cash stock compensation expense/(benefit) resulting from the 1999 repricing for the three months ended June 30, 2003 and 2002, is $531,657 and $(775,206), respectively, and for the six months ended June 30, 2003 and 2002, is $1,559,556 and $(1,409,151), respectively. As of June 30, 2003, there were 579,899 repriced options outstanding, which expire on various dates through January 2008.

      If the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its option grants, the Company's pro forma net loss and net loss per share applicable to common stockholders for the three and six months ended June 30, 2003 and 2002, would be as follows:

                                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                             -------------------------------       -------------------------------
                                                                 2003               2002               2003               2002
                                                             ------------       ------------       ------------       ------------
Net loss, as reported .................................      $ (5,061,474)      $ (4,844,205)      $(10,284,531)      $ (8,585,790)
Add:    Variable non-cash stock
        compensation expense/
        (benefit) included in reported
        net loss ......................................           531,657           (775,206)         1,559,556         (1,409,151)
Less:   Total stock-based employee
        compensation expense
        determined under fair value
        method ........................................          (313,716)          (455,079)          (642,943)          (921,085)
                                                             ------------       ------------       ------------       ------------
Pro forma net loss ....................................        (4,843,533)        (6,074,490)        (9,367,918)       (10,916,026)
Preferred stock dividends .............................           934,707            859,304          1,840,164          1,691,719
                                                             ------------       ------------       ------------       ------------
Pro forma net loss applicable to
common stockholders ...................................      $ (5,778,240)      $ (6,933,794)      $(11,208,082)      $(12,607,745)
                                                             ============       ============       ============       ============
Earnings per share applicable to
common stockholders:
        Basic/diluted, as reported ....................      $      (0.17)      $      (0.18)      $      (0.35)      $      (0.32)
        Basic/diluted pro forma .......................      $      (0.16)      $      (0.22)      $      (0.32)      $      (0.40)

NOTE 6 - COMPREHENSIVE LOSS

      The following sets forth comprehensive loss for the three and six months ended June 30, 2003 and 2002:

                                            Three Months                           Six Months
                                           Ended June 30,                        Ended June 30,
                                  -------------------------------       -------------------------------
                                      2003               2002               2003               2002
                                  ------------       ------------       ------------       ------------
Net Loss ...................      $ (5,061,474)      $ (4,844,205)      $(10,284,531)      $ (8,585,790)
Net Unrealized Gain/(Loss)
   on Short-Term Investments             1,576             11,868                826             (6,486)
                                  ------------       ------------       ------------       ------------
Comprehensive Loss .........      $ (5,059,898)      $ (4,832,337)      $(10,283,705)      $ (8,592,276)
                                  ============       ============       ============       ============

NOTE 7 - STOCKHOLDERS' EQUITY

      In March 2003, Alteon completed a public offering of 2,300,000 shares of common stock at $3.50 per share, which provided net proceeds of $7,657,355 after offering expenses of $392,645.

      Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5%. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days' prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended June 30, 2003 and June 30, 2002, preferred stock dividends were $934,707 and $859,304, respectively, and for the six months ended June 30, 2003 and June 30, 2002, preferred stock dividends were $1,840,164 and $1,691,719, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      We are a product-based biopharmaceutical company primarily engaged in the discovery and development of oral drugs to reverse or slow down diseases of aging and complications of diabetes. Our product candidates represent novel approaches to some of the largest pharmaceutical markets. Our lead compound is in clinical development; several others are in earlier development stages. These pharmaceutical candidates were developed as a result of our research on the Advanced Glycation End-product ("A.G.E.") pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders, including cardiovascular, kidney and eye diseases.

      Our lead compound, ALT-711, is being developed initially for cardiovascular indications. Two Phase 2a clinical trials have been completed, one in cardiovascular compliance and the DIAMOND (Distensibility Improvement And ReMOdeliNg in Diastolic Heart Failure) trial in diastolic heart failure ("DHF"). In July 2003, we announced results from two Phase 2b efficacy trials of ALT-711, the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trials in systolic hypertension that demonstrated efficacy against systolic hypertension, but did not meet the primary endpoints. We continue to assess the data and are working with our external advisors to determine the appropriate clinical development strategy and timeline of additional phase 2 trials of ALT-711.

      We will require, over the long-term, substantial new funding to pursue development and commercialization of ALT-711 and our other product candidates to continue our operations. We believe that satisfying these capital requirements over the long-term will require successful commercialization of our product candidates. However, it is uncertain whether any products will be approved or will be commercially successful. The amount of our future capital requirements will depend on numerous factors, including the progress of our research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

      Because of our near-term and long-term capital requirements, we will seek access to the public or private equity markets whenever conditions are favorable. This may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to us. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates.

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

      We will continue to explore the use of topical A.G.E. Crosslink Breakers in skin and photo aging, as a result of our recent evaluation of ALT-744's positive activity in this area. We will focus efforts on bringing forward other crosslink breaker compounds with more attractive formulation characteristics than those of ALT-744 to address the pharmaceutical market for skin and photo aging, and will discontinue research on the ALT-744 prototype.

      Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $181,500,289 as of June 30, 2003, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

      Total revenues for the three months ended June 30, 2003 and 2002, were $55,176 and $116,980, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. Total revenues decreased due to smaller investment balances and a decrease in short-term interest rates.

      Our total expenses were $5,116,650 for the three months ended June 30, 2003, compared to $4,961,185 for the three months ended June 30, 2002, and in each period consisted primarily of research and development expenses. Research and development expenses included third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $3,260,095 for the three months ended June 30, 2003, as compared to $4,364,157 for the same period in 2002. In 2003, they primarily consisted of $1,298,008 in personnel and personnel-related expenses, $857,554 in clinical trial expenses, including $504,724 related to the Phase 2b SAPPHIRE and SILVER trials, $288,356 related to manufacturing (tableting and API production) and drug stability studies, $176,359 in pre-clinical expenses and non-cash variable stock compensation expense of $21,669. Research and development expenses for the three months ended June 30, 2002, primarily consisted of $1,771,295 in clinical trial expenses related to the Phase 2b SAPPHIRE and SILVER trials, $763,617 of manufacturing expenses (tablet manufacturing, process development and packaging) and drug stability studies, $880,685 in personnel and personnel-related expenses and $190,766 in pre-clinical expenses, partially offset by a non-cash variable stock compensation benefit of $(46,678).

      Research and development expenses decreased $1,104,062, or 25.3%, as compared to the three months ended June 30, 2002. The decrease was primarily attributed to lower clinical costs associated with patients completing the SAPPHIRE and SILVER trials in the second quarter of 2003 and lower manufacturing costs. These decreased costs were partially offset by higher personnel and personnel-related costs, including temporary help related to the SAPPHIRE and SILVER trials.

      The development and successful commercialization of ALT-711 are subject to substantial risks described in this Report. See, for example, "Forward-Looking Statements and Cautionary Statements -- If we do not successfully develop any products, we may not derive any revenues."

      General and administrative expenses increased to $1,856,555 for the three months June 30, 2003, compared to $597,028 for the same period in 2002 and included a non-cash variable stock compensation expense/(benefit) of $509,988 and $(728,528), respectively. Non-cash variable stock compensation expense/(benefit) is directly related to changes in our stock price (see Note 5 to the unaudited financial statements). In addition to the non-cash variable stock compensation expense, general and administrative expenses included an increase in business development and marketing research costs.

      Our net loss applicable to common stockholders was $5,996,181 for the three months ended June 30, 2003, compared to $5,703,509 in the same period in 2002, an increase of 5.1%, primarily related to variable non-cash stock compensation expense/(benefit), partially offset by decreased clinical trial expenses and lower manufacturing expenses. Included in the net loss applicable to common stockholders are preferred stock dividends of $934,707 and $859,304 for the three months ended June 30, 2003 and 2002, respectively.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

      Total revenues for the six months ended June 30, 2003, and the six months ended June 30, 2002, were $103,898 and $252,644, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. Total revenues decreased due to smaller investment balances and a decrease in short-term interest rates.

      Our total expenses were $10,388,429 for the six months ended June 30, 2003 compared to $8,838,434 for the six months ended June 30, 2002, and in each year consisted primarily of research and development expenses. Research and development expenses for the six months ended June 30, 2003 were $6,164,938 and included $2,329,106 in personnel and personnel-related expenses, $1,325,150 in clinical trial expenses related to the Phase 2b SAPPHIRE and SILVER trials, $483,058 in pre-clinical expenses, manufacturing costs of $432,606, primarily related to tablet manufacturing and drug stability studies, and a non-cash variable stock compensation expense/(benefit) of $83,639. Research and development expenses for the six months ended June 30, 2002 were $7,651,414 and included $2,822,000 in clinical trial expenses related to the Phase 2b
SAPPHIRE and SILVER trials, $1,634,818 related to the manufacturing of the active ingredient for ALT-711, process development, packaging, tablet manufacturing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and drug stability studies, $1,549,155 in personnel and personnel-related expenses, $419,644 in pre-clinical expenses and a non-cash variable stock compensation (benefit)/expense of $(93,516).

      Research and development expenses decreased by $1,486,476, or 19.4%, primarily due to decreased clinical trial and manufacturing costs associated with the Phase 2b SAPPHIRE and SILVER clinical trials, partly offset by higher personnel costs.

      The development and successful commercialization of ALT-711 are subject to substantial risks described in this Report. See, for example, "Forward-Looking Statements and Cautionary Statements -- If we do not successfully develop any products, we may not derive any revenues."

      General and administrative expenses increased to $4,223,491 for the six months ended June 30, 2003, compared to $1,187,020 for the same period in 2002, and included a non-cash variable stock compensation expense/(benefit) of $1,475,917 and $(1,315,635), respectively. In addition to the non-cash variable stock compensation expense/(benefit), general and administrative expenses increased primarily due to higher business development and marketing research costs in 2003.

      Our net loss applicable to common stockholders increased to $12,124,695 for the six months ended June 30, 2003, compared to $10,277,509 in the same period in 2002, an increase of 18.0%. This was primarily a result of decreased research and development expenses and lower manufacturing expenses due to completion of the Phase 2b SAPPHIRE and SILVER clinical trials and increased preferred stock dividends, partially offset by a non-cash stock compensation expense/(benefit). Included in the net loss applicable to common stockholders are preferred stock dividends of $1,840,164 and $1,691,719 for the six months ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We had cash and cash equivalents and short-term investments at June 30, 2003, of $15,864,688, compared to $17,438,613 at December 31, 2002. This is a decrease in cash and cash equivalents and short-term investments of $1,573,925. Cash increased during the six months ended June 30, 2003 by $7,657,355 from net proceeds from a public offering of 2,300,000 shares of common stock at $3.50 per share in March 2003. This was more than offset by $9,191,795 of net cash used in operations, consisting primarily of research and development expenses, personnel-related costs and facility expenses and $50,941 of cash used in capital expenditures during the six months ended June 30, 2003.

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

      In July 2003, we announced results from two Phase 2b efficacy trials of ALT-711, the SAPPHIRE and SILVER trials. The results demonstrated efficacy against systolic hypertension, but did not meet the primary endpoints. We continue to assess the data and are working with our external advisors to determine the appropriate clinical development strategy and timeline of additional Phase 2 trials of ALT-711. However, we will require additional new funding to complete any new clinical trials we initiate. During the period prior to the initiation of any new trials, we expect to reduce the cash burn rate, initially through the reduction of research and development expenses, including clinical trial expenses and discretionary spending. We currently have adequate resources to sustain our operations, exclusive of the full cost of any new clinical trials, into the second half of 2004. Throughout the next 12 months, we will continue to monitor our liquidity position and continue to explore fund-raising alternatives. Depending upon the results of any attempts made by us to raise additional funds through the sale of additional equity securities or through strategic collaborations, we may be required to further reduce or curtail our research and product development activities and other operations (including any new clinical trials) if cash and cash equivalents fall below pre-determined levels.

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

      Because of our near-term and long-term capital requirements, we will seek access to the public or private equity markets whenever conditions are favorable. This may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to us. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates.

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

      We account for options granted to employees and directors in accordance with APB Opinion No. 25, and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. As a result, net loss applicable to common stockholders and net loss per share to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period. As of June 30, 2003, there were 579,899 repriced options outstanding, which expire on various dates through January 2008.

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

      As of June 30, 2003, we had working capital of $13,047,854, including $15,864,688 of cash and cash equivalents and short-term investments. During March 2003, we sold 2,300,000 shares of common stock, raising net proceeds of $7,657,355. Our cash used in operations for the six months ended June 30, 2003 was $9,191,795, and for the year ended December 31, 2002 was $14,931,030.

      In July 2003, the we announced results from two Phase 2b efficacy trials of ALT-711, the SAPPHIRE and SILVER trials. The results demonstrated efficacy against systolic hypertension, but did not meet the primary endpoints. We continue to assess the data and are working with our external advisors to determine the appropriate clinical development strategy and timeline of additional Phase 2 trials of ALT-711. However, we will require additional new funding to complete any new clinical trials we initiate. During the period prior to the initiation of any new trials, we expect to reduce the cash burn rate, initially through the reduction of research and development expenses, including clinical trial expenses and discretionary spending. We currently have adequate resources to sustain our operations, exclusive of the full cost of any new clinical trials, into the second half of 2004. Throughout the next 12 months, we will continue to monitor our liquidity position and continue to explore fund raising alternatives. Depending upon the results of any attempts made by us to raise additional funds through the sale of additional equity securities or through strategic collaborations, we may be required to further reduce or curtail our research and product development activities and other operations (including any new clinical trials) if cash and cash equivalents fall below pre-determined levels.

      We will require, over the long-term, substantial new funding to pursue development and commercialization of ALT-711 and our other product candidates to continue our operations. We believe that satisfying these capital requirements over the long-term will require successful commercialization of our product candidates. However, it is uncertain whether any products will be approved or will be commercially successful. The amount of our future capital requirements will depend on numerous factors, including the progress of our research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

      Because of our near-term and long-term capital requirements, we will seek access to the public or private equity markets whenever conditions are favorable. This may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to us. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates.

IF WE DO NOT SUCCESSFULLY DEVELOP ANY PRODUCTS, WE MAY NOT DERIVE ANY REVENUES.

      We have not yet requested or received regulatory approval for any product from the United States Food and Drug Administration ("FDA") or any other regulatory body. All of our product candidates, including our lead candidate, ALT-711, are still in research or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and pre-clinical and clinical testing prior to potential regulatory approval and commercialization.

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

      At June 30, 2003, we had an accumulated deficit of $181,500,289. We anticipate that we will incur substantial, potentially greater, losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities increase. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

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

      We have no experience in manufacturing products for commercial purposes and do not have manufacturing facilities. Consequently, we are dependent on contract manufacturers for the production of products for development and commercial purposes. The manufacture of our products for clinical trials and commercial purposes is subject to current Good Manufacturing Practice ("cGMP") regulations promulgated by the FDA. In the event that we are unable to obtain or retain third-party manufacturing for our products, we will not be able to commercialize such products as planned. We may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. Our current dependence upon others for the manufacture of our products may adversely affect our profit margin, if any, on the sale of future products and our ability to develop and deliver such products on a timely and competitive basis.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Vice President, Finance, have concluded that as of the end of such fiscal quarter, our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On August 5, 2002, Lisa Weller, a former Alteon employee, filed suit against Alteon in the Superior Court of New Jersey asserting claims for alleged pregnancy, sex and handicap discrimination, wrongful termination and intentional infliction of emotional distress, all arising from the company's termination of her employment as an executive assistant. Alteon removed the case to the United States District Court for the District of New Jersey. In December 2002, we agreed to a settlement with Ms. Weller under which we deny all liability in exchange for a dismissal and release by Ms. Weller of any and all claims against us. A settlement was reached by both parties and the case was dismissed on June 3, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on June 4, 2003. The following matters were voted upon at the Meeting: (i) the election of two directors and (ii) the ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending December 31, 2003.

      (i) The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of such nominee:

           Name                       Votes For          Votes Withheld
           ----                       ---------          --------------
       David McCurdy                  33,306,061             196,373
       Mark Novitch, M.D.             33,305,961             196,473

      (ii) The number of votes cast for, against and abstaining from the ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending December 31, 2003, were as follows:

               Votes For            Votes Against          Abstentions
               ---------            -------------          -----------
              32,192,526              1,291,246              18,662

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            See Exhibit Index on page 21 for Exhibits filed with this Quarterly Report on Form 10-Q.

      b) No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2003
                                          ALTEON INC.

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

  10.1+     Letter Agreement dated June 5, 2003, between Alteon Inc. and Robert
            C. deGroof, Ph.D. amending Amended and Restated Employment Agreement dated as of May 5, 2003.

  10.2+     Letter Agreement dated June 5, 2003, between Alteon Inc. and Judith
            S. Hedstrom amending Employment Agreement dated as of February 11,
            2002.

  10.3+     Letter Agreement dated June 5, 2003, between Alteon Inc. and
            Elizabeth O'Dell amending Employment Agreement dated as of October
            21, 2000.

  31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

  31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

  32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

-------------
+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of this Form 10-Q.