Form 10-Q
period 2003-09-30
ALTEON INC /DE
filed 2003-11-13
CIK 878903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM --------------------------- TO ------------------

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

On November 5, 2003, 40,467,148 shares of the registrant's Common Stock were outstanding.

                               Page 1 of 23 pages
                         The Exhibit Index is on page 22

                                   ALTEON INC.

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of September 30, 2003 and
            December 31, 2002.....................................................            3

          Statements of Operations for the three and
            nine months ended September 30, 2003 and 2002.........................            4

          Statements of Cash Flows for the nine months
            ended September 30, 2003 and 2002.....................................            5

          Notes to Financial Statements...........................................            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........................            9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............           19

Item 4.   Controls and Procedures.................................................           19

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K........................................           20

SIGNATURES  ......................................................................           21

INDEX TO EXHIBITS  ...............................................................           22

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      September 30,      December 31,
                                                                          2003               2002
                                                                     --------------     --------------
                                     ASSETS
Current Assets:

   Cash and cash equivalents ...................................     $    8,937,591     $   14,452,413
   Short-term investments ......................................          2,996,100          2,986,200
   Other current assets ........................................            396,571            143,124
                                                                     --------------     --------------

     Total current assets ......................................         12,330,262         17,581,737

   Property and equipment, net .................................             88,926            517,623
                                                                     --------------     --------------

Total assets ...................................................     $   12,419,188     $   18,099,360
                                                                     ==============     ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable ............................................     $      819,894     $      537,394
   Accrued expenses ............................................          1,553,553          3,258,729
                                                                     --------------     --------------

     Total current liabilities .................................          2,373,447          3,796,123
                                                                     --------------     --------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value,
     1,993,329 shares authorized, and 1,149 and 1,079
     of Series G and 3,451 and 3,241 of Series H shares
     issued and outstanding, as of September 30, 2003 and
     December 31, 2002, respectively ...........................                 46                 43

   Common Stock, $0.01 par value,
     80,000,000 shares authorized, and 35,988,922 and
     33,600,841 shares issued and outstanding, as of
     September 30, 2003 and December 31, 2002, respectively ....            359,889            336,008

   Additional paid-in capital ..................................        193,857,816        183,341,416

   Accumulated deficit .........................................       (184,172,558)      (169,375,594)

   Accumulated other comprehensive income ......................                548              1,364
                                                                     --------------     --------------

     Total stockholders' equity ................................         10,045,741         14,303,237
                                                                     --------------     --------------

Total liabilities and stockholders' equity .....................     $   12,419,188     $   18,099,360
                                                                     ==============     ==============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months                           Nine Months
                                                                   Ended September 30,                   Ended September 30,
                                                            ---------------------------------     ---------------------------------
                                                                 2003               2002               2003               2002
                                                            --------------     --------------     --------------     --------------
Revenues:

   Investment income ..................................     $       35,623     $       93,376     $      139,521     $      346,020
                                                            --------------     --------------     --------------     --------------

Expenses:

   Research and development
     (which includes non-cash variable
     stock compensation (benefit)/expense
     of $(63,620) and $0 for the three months
     ended September 30, 2003 and 2002,
     respectively, and $20,019 and $(93,516) for
     the nine months ended September 30, 2003
     and 2002, respectively) ..........................          2,165,182          4,330,899          8,330,120         11,982,313

   General and administrative
     (which includes non-cash variable
     stock compensation (benefit)/expense
     of $(1,475,917) and $0 for the three months
     ended September 30, 2003 and 2002,
     respectively, and $0 and $(1,315,635) for the
     nine months ended September 30, 2003
     and 2002, respectively) ..........................           (422,294)           975,540          3,801,197          2,162,560
                                                            --------------     --------------     --------------     --------------

        Total expenses ................................          1,742,888          5,306,439         12,131,317         14,144,873
                                                            --------------     --------------     --------------     --------------

Net loss ..............................................         (1,707,265)        (5,213,063)       (11,991,796)       (13,798,853)
                                                            --------------     --------------     --------------     --------------

    Preferred stock dividends .........................            965,004            887,158          2,805,168          2,578,877
                                                            --------------     --------------     --------------     --------------

Net loss applicable to
   common stockholders ................................     $   (2,672,269)    $   (6,100,221)    $  (14,796,964)    $  (16,377,730)
                                                            ==============     ==============     ==============     ==============

Basic/diluted net loss per share
   applicable to common stockholders ..................     $        (0.07)    $        (0.19)    $        (0.42)    $        (0.52)
                                                            ==============     ==============     ==============     ==============

Weighted average common shares used
   in computing basic/diluted net loss per share ......         35,961,899         31,878,525         35,173,908         31,731,160
                                                            ==============     ==============     ==============     ==============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Nine Months
                                                                                              Ended September 30,
                                                                                       ---------------------------------
                                                                                            2003               2002
                                                                                       --------------     --------------
Cash Flows from Operating Activities:
   Net loss ......................................................................     $  (11,991,796)    $  (13,798,853)

Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization .................................................            479,638            477,261
   Amortization of deferred compensation .........................................             26,106             20,332
   Non-cash compensation expense/(benefit) related to
     variable plan employee stock options ........................................             20,019         (1,409,151)

Changes in operating assets and liabilities:
   Other assets ..................................................................           (253,447)           988,183
   Accounts payable and accrued expenses .........................................         (1,422,676)         2,177,815
                                                                                       --------------     --------------

     Net cash used in operating activities .......................................        (13,142,156)       (11,544,413)
                                                                                       --------------     --------------

Cash Flows from Investing Activities:
   Capital expenditures ..........................................................            (50,941)           (37,389)
   Purchases of marketable securities ............................................         (3,010,716)       (15,018,675)
   Maturities of marketable securities ...........................................          3,000,000         15,503,000
                                                                                       --------------     --------------

     Net cash (used in)/provided by investing activities .........................            (61,657)           446,936
                                                                                       --------------     --------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock ....................................          7,655,945         18,610,521
   Net proceeds from exercise of employee stock options ..........................             33,046            115,210
                                                                                       --------------     --------------

     Net cash provided by financing activities ...................................          7,688,991         18,725,731
                                                                                       --------------     --------------

Net (decrease)/increase in cash and cash equivalents .............................         (5,514,822)         7,628,254
Cash and cash equivalents, beginning of period ...................................         14,452,413          4,249,439
                                                                                       --------------     --------------

Cash and cash equivalents, end of period .........................................     $    8,937,591     $   11,877,693
                                                                                       ==============     ==============

   The accompanying notes are an integral part of these unaudited statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

NOTE 2 - LIQUIDITY

         Alteon has incurred an accumulated deficit of $184,172,558 as of September 30, 2003, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years. The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all.

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

         As of September 30, 2003, the Company had working capital of $9,956,815, including $11,933,691 of cash and cash equivalents and short-term investments. The Company's net cash used in operations for the nine months ended September 30, 2003, was $13,142,156 and for the year ended December 31, 2002 was $14,931,030. The Company raised $7,655,945 of net proceeds through the sale of common stock in March 2003 (see Note 7 to the unaudited financial statements).

         Pursuant to a Stock Purchase Agreement dated October 15, 2003, as amended, the Company sold 4,457,146 shares of common stock to a number of unaffiliated institutional investors at a purchase price of $1.75 per share for approximately $7,760,000 in net proceeds. The Stock Purchase Agreement provides that the Company will sell up to a total of 1,559,456 additional shares of common stock at $1.85 per share for $2,884,994 in gross proceeds to such of the investors who elect to purchase shares during the period ending 120 business days after the initial closing. The investors are not obligated, and at their discretion may elect not to purchase additional shares. The shares were offered through a prospectus supplement pursuant to the Company's effective shelf registration statement.

         Alteon's lead compound, ALT-711 is the only Advanced Glycation End-Product ("A.G.E.") Crosslink Breaker in advanced human testing. Several Phase 2 clinical trials have been completed: the DIAMOND (Distensibility Improvement and Remodeling in Diastolic Heart Failure) trial in diastolic heart failure ("DHF"); the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trial in systolic hypertension; and a trial in cardiovascular compliance. Based on evidence of ALT-711's demonstrated efficacy and biological activity in these Phase 2 trials, as well as a strong and consistent safety profile, the Company is proceeding with Phase 2 development of ALT-711 in two major cardiovascular indications, systolic hypertension and heart failure. Alteon continues to work with its external advisors to determine the appropriate clinical development strategy, timeline and related costs. The Company believes it currently has adequate resources, including the proceeds received in connection with the October 15, 2003 Stock Purchase Agreement, as amended, to sustain its operations, exclusive of the full cost of the clinical trials, into early 2005. The Company will require additional new funding to complete the contemplated Phase 2 development of ALT-711 and any other clinical trials it may initiate in the first half of 2004.

         Alteon will continue to monitor its liquidity position and continue to explore fund-raising alternatives. The Company has the ability to quickly and significantly reduce its cash burn rate, if necessary, as it has limited fixed commitments. Depending upon the results of any attempts made by the Company to raise additional funds through the sale of additional equity securities or through strategic collaborations, the Company may be required to further reduce or curtail its research and product development activities and other operations (including any new clinical trials) if cash and cash equivalents fall below pre-determined levels.

         The amount and timing of Alteon's future capital requirements will depend on numerous factors, including the progress of its discovery research programs, the initiation of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights and the development of marketing and sales capabilities.

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

NOTE 3 - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase. Short-term investments are considered available-for-sale and are recorded at fair value, as determined by quoted market values, with changes in fair value recorded as a component of accumulated other comprehensive income. Premiums or discounts on the purchase of short-term debt securities are amortized to interest income. As of September 30, 2003 and December 31, 2002, short-term investments were invested in debt instruments of the U.S. government and government agencies. They consist of the following:

                                                           September 30,        December 31,
                                                               2003                 2002
                                                           -------------        ------------
U.S. government agency funds.......................        $   2,996,100        $  2,986,200
                                                           =============        ============

NOTE 4 - NET LOSS PER SHARE

         Basic loss per share is based on the weighted average number of shares outstanding during the period. For the three- and nine-month periods ended September 30, 2003 and 2002, diluted loss per share is the same as basic loss per share, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of common stock equivalents excluded from the calculation as of September 30, 2003 and 2002, was 28,218,949 and 29,427,473, respectively.

NOTE 5 - STOCK COMPENSATION

         The Company accounts for employee stock-based compensation and awards issued to non-employee directors under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation cost (excluding those options granted below fair value) has been recognized. Stock option awards issued to consultants and contractors are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998.

         On February 2, 1999, the Company repriced certain stock options. The total non-cash stock compensation (benefit)/expense resulting from the 1999 repricing for the three months ended September 30, 2003 and 2002, is $(1,539,537) and $0, respectively, and for the nine months ended September 30, 2003 and 2002, is $20,019 and $(1,409,151), respectively. As of September 30, 2003, there were 569,489 repriced options outstanding, which expire on various dates through January 2008.

         If the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its option grants, the Company's pro forma net loss and net loss per share applicable to common stockholders for the three and nine months ended September 30, 2003 and 2002, would be as follows:

                                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                                          --------------------------------       -------------------------------
                                                               2003               2002               2003               2002
                                                          --------------     --------------     --------------     --------------
Net loss, as reported .................................   $   (1,707,265)    $   (5,213,063)    $  (11,991,796)    $  (13,798,853)
Add:    Variable non-cash stock
        compensation (benefit)/
        expense included in reported
        net loss ......................................       (1,539,537)                --             20,019         (1,409,151)
Less:   Total stock-based employee
        compensation expense
        determined under fair value
        method ........................................         (305,775)          (413,185)          (948,719)        (1,335,356)
                                                          --------------     --------------     --------------     --------------
Pro forma net loss ....................................       (3,552,577)        (5,626,248)       (12,920,496)       (16,543,360)
Preferred stock dividends .............................          965,004            887,158          2,805,168          2,578,877
                                                          --------------     --------------     --------------     --------------
Pro forma net loss applicable to
common stockholders ...................................   $   (4,517,581)    $   (6,513,406)    $  (15,725,664)    $  (19,122,237)
                                                          ==============     ==============     ==============     ==============

Earnings per share applicable to
common stockholders:
        Basic/diluted, as reported ....................   $        (0.07)    $        (0.19)    $        (0.42)    $        (0.52)
        Basic/diluted, pro forma ......................   $        (0.13)    $        (0.20)    $        (0.45)    $        (0.60)

NOTE 6 - COMPREHENSIVE LOSS

         The following sets forth comprehensive loss for the three and nine months ended September 30, 2003 and 2002:

                                                                   Three Months                           Nine Months
                                                                Ended September 30,                   Ended September 30,
                                                         ---------------------------------     ---------------------------------
                                                              2003               2002               2003               2002
                                                         --------------     --------------     --------------     --------------
Net Loss ..............................................  $   (1,707,265)    $   (5,213,063)    $  (11,991,796)    $  (13,798,853)
Net Unrealized Loss
   on Short-Term Investments ..........................          (1,642)            (2,073)              (816)            (8,559)
                                                         --------------     --------------     --------------     --------------
Comprehensive Loss ....................................  $   (1,708,907)    $   (5,215,136)    $  (11,992,612)    $  (13,807,412)
                                                         ==============     ==============     ==============     ==============

NOTE 7 - STOCKHOLDERS' EQUITY

         In March 2003, Alteon completed a public offering of 2,300,000 shares of common stock at $3.50 per share, which provided net proceeds of $7,655,945, after deducting $394,055 of offering costs.

         Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5%. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days' prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended September 30, 2003 and 2002, preferred stock dividends were $965,004 and $887,158, respectively, and for the nine months ended September 30, 2003 and 2002, preferred stock dividends were $2,805,168 and $2,578,877, respectively.

NOTE 8 - SUBSEQUENT EVENT

         The Company's lease for its office and laboratory space in Ramsey, New Jersey, expired on November 1, 2003, and has been extended through December 31, 2003. Alteon has signed a three-year lease, commencing December 1, 2003, for 10,800 square feet of office space in Parsippany, New Jersey. Annual rent over the term of the lease ranges from approximately $260,000 in the first year to $280,000 in the third year. As a provision of the lease, Alteon is required to provide a letter of credit, which is collateralized with a $250,000 restricted certificate of deposit.

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

         Our lead compound, ALT-711 is the only A.G.E. Crosslink Breaker in advanced human testing. Several Phase 2 clinical trials have been completed: the DIAMOND (Distensibility Improvement and Remodeling in Diastolic Heart Failure) trial in diastolic heart failure ("DHF"); the SAPPHIRE (Systolic and Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricual Remodeling) trial in systolic hypertension; and a trial in cardiovascular compliance. Based on evidence of ALT-711's demonstrated efficacy and biological activity in these Phase 2 trials, as well as a strong and consistent safety profile, we are proceeding with Phase 2 development of ALT-711 in two major cardiovascular indications, systolic hypertension and heart failure. We continue to work with our external advisors to determine the appropriate clinical development strategy, timeline and related costs. We believe we currently have adequate resources, including the proceeds received in connection with the October 15, 2003 Stock Purchase Agreement, as amended, to sustain our operations, exclusive of the full cost of the clinical trials, into early 2005. We will require additional new funding to complete the contemplated Phase 2 development of ALT-711 and any other clinical trials we may initiate in the first half of 2004.

         We will require, over the long-term, substantial new funding to pursue development and commercialization of ALT-711 and our other product candidates to continue our operations. We believe that satisfying these capital requirements over the long-term will require successful commercialization of our product candidates. However, it is uncertain whether any products will be approved or will be commercially successful. The amount and timing of our future capital requirements will depend on numerous factors, including the progress of our research and development programs, the initiation of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights and the development of marketing and sales capabilities.

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

         Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $184,172,558 as of September 30, 2003, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Total revenues for the three months ended September 30, 2003 and 2002, were $35,623 and $93,376, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. Total revenues decreased due to lower investment balances and a decrease in short-term interest rates.

         Our total expenses were $1,742,888 for the three months ended September 30, 2003, compared to $5,306,439 for the three months ended September 30, 2002, and in each period consisted primarily of research and development expenses. Research and development expenses includes third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $2,165,182 for the three months ended September 30, 2003, as compared to $4,330,899 for the same period in 2002. In 2003, they primarily consisted of $1,023,128 in personnel and personnel-related expenses, $350,848 in clinical trial expenses, including $240,113 related to the Phase 2b SAPPHIRE and SILVER open-label trial, $151,090 related to process development and drug stability studies, $145,516 in pre-clinical expenses and non-cash variable stock compensation benefit of $63,620. Research and development expenses for the three months ended September 30, 2002, primarily consisted of $2,204,190 in clinical trial expenses related to the Phase 2b SAPPHIRE and SILVER trial, $867,745 in personnel and personnel-related expenses, $410,548 of manufacturing expenses (process development and packaging) and drug stability studies associated with the ALT-711 programs, and $148,626 in pre-clinical expenses.

         Research and development expenses decreased by $2,165,717, or 50.0%, as compared to the three months ended September 30, 2002. The decrease was primarily attributed to lower clinical costs associated with the completion of the SAPPHIRE and SILVER trial in the second quarter of 2003 and lower manufacturing costs. These decreased costs were partially offset by higher personnel and personnel-related costs, including temporary help related to accumulating and assessing the data of the SAPPHIRE and SILVER trial.

         General and administrative expenses decreased to $(422,294) for the three months September 30, 2003, compared to $975,540 for the same period in 2002 and in each period included a non-cash variable stock compensation benefit of $(1,475,917) and $0, respectively. Non-cash variable stock compensation expense/(benefit) is directly related to changes in our stock price (see Note 5 to the unaudited financial statements). Exclusive of the 2003 benefit, general and administrative expenses were $1,053,623. General and administrative expenses in 2003 included an increase in business development and marketing research costs associated with the unblinding of the SAPPHIRE and SILVER trial.

         Our net loss applicable to common stockholders was $2,672,269 for the three months ended September 30, 2003, compared to $6,100,221 in the same period in 2002, a decrease of 56.2%, primarily related to variable non-cash stock compensation benefit, decreased clinical trial expenses and lower manufacturing expenses. Included in the net loss applicable to common stockholders are preferred stock dividends of $965,004 and $887,158 for the three months ended September 30, 2003 and 2002, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Total revenues for the nine months ended September 30, 2003 and 2002, were $139,521 and $346,020, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. Total revenues decreased due to lower investment balances and a decrease in short-term interest rates.

         Our total expenses were $12,131,317 for the nine months ended September 30, 2003 compared to $14,144,873 for the nine months ended September 30, 2002, and in each year consisted primarily of research and development expenses. Research and development expenses for the nine months ended September 30, 2003 were $8,330,120, and included $3,352,234 in personnel and personnel-related expenses, $2,022,374 in clinical trial expenses, of which $1,637,197 related to the Phase 2b SAPPHIRE and SILVER trial, $628,574 in pre-clinical expenses, manufacturing costs of $583,697, primarily related to drug stability studies and tablet manufacturing, $350,747 in third-party consulting, a non-cash variable stock compensation expense of $20,019 and $1,039,362 of facility and other overhead related costs. Research and development expenses for the nine months ended September 30, 2002 were $11,982,313 and included $5,147,849 in clinical trial expenses related to the Phase 2b SAPPHIRE and SILVER trial, $2,045,336 related to manufacturing (process development, tablet manufacturing and packaging) and drug stability studies, $568,270 in pre-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

clinical expenses, $2,510,416 in personnel and personnel-related expenses and a non-cash variable stock compensation benefit of $93,516.

         Research and development expenses decreased by $3,652,193 or 30.5%, primarily due to decreased clinical trial and manufacturing costs associated with the completion of the Phase 2b SAPPHIRE and SILVER clinical trial in 2003, partly offset by higher personnel and personnel-related costs, including temporary help related to accumulating and assessing the data of the SAPPHIRE and SILVER trial.

         General and administrative expenses increased to $3,801,197 for the nine months ended September 30, 2003, compared to $2,162,560 for the same period in 2002 and includes a non-cash variable stock compensation benefit of $0 and $(1,315,635), respectively. In addition to the non-cash variable stock compensation benefit recorded in 2002, general and administrative expenses increased primarily due to higher business development and marketing research costs in 2003.

         Our net loss applicable to common stockholders decreased to $14,796,964 for the nine months ended September 30, 2003, compared to $16,377,730 in the same period in 2002, a decrease of 9.7%. This was primarily a result of decreased research and development expenses and lower manufacturing expenses due to completion of the Phase 2b SAPPHIRE and SILVER clinical trial. Included in the net loss applicable to common stockholders are preferred stock dividends of $2,805,168 and $2,578,877 for the nine months ended September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents and short-term investments at September 30, 2003, of $11,933,691, compared to $17,438,613 at December 31,
2002. This is a decrease in cash and cash equivalents and short-term investments of $5,504,922. Cash increased during the nine months ended September 30, 2003 by $7,655,945 from the net proceeds from a public offering of 2,300,000 shares of common stock at $3.50 per share in March 2003. This was more than offset by $13,142,156 of net cash used in operations, consisting primarily of research and development expenses, personnel-related costs and facility expenses and $50,941 of cash used in capital expenditures during the nine months ended September 30, 2003. At September 30, 2003, we had working capital of $9,956,815.

         Pursuant to a Stock Purchase Agreement dated October 15, 2003, as amended, we sold 4,457,146 shares of common stock to a number of unaffiliated institutional investors at a purchase price of $1.75 per share for approximately $7,760,000 in net proceeds. The Stock Purchase Agreement provides that we will sell up to a total of 1,559,456 additional shares of common stock at $1.85 per share for $2,884,994 in gross proceeds to such of the investors who elect to purchase shares during the period ending 120 business days after the initial closing. The investors are not obligated, and at their discretion may elect not to purchase additional shares. The shares were offered through a prospectus supplement pursuant to our effective shelf registration statement.

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

         Our lead compound, ALT-711 is the only A.G.E. Crosslink Breaker in advanced human testing. Several Phase 2 clinical trials have been completed: the DIAMOND (Distensibility Improvement and Remodeling in Diastolic Heart Failure) trial in diastolic heart failure ("DHF"); the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trial in systolic hypertension; and a trial in cardiovascular compliance. Based on evidence of ALT-711's demonstrated efficacy and biological activity in these Phase 2 trials, as well as a strong and consistent safety profile, we are proceeding with Phase 2 development of ALT-711 in two major cardiovascular indications, systolic hypertension and heart failure. We continue to work with our external advisors to determine the appropriate clinical development strategy, timeline and related costs. We believe we currently have adequate resources, including the proceeds received in connection with the October 15, 2003 Stock Purchase Agreement, as amended, to sustain our operations, exclusive of the full cost of the clinical trials, into early 2005. We will require additional new funding to complete the contemplated Phase 2 development of ALT-711 and any other clinical trials we may initiate in the first half of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         We will continue to monitor our liquidity position and continue to explore fund-raising alternatives. We have the ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. Depending upon the results of any attempts made by us to raise additional funds through the sale of additional equity securities or through strategic collaborations, we may be required to further reduce or curtail our research and product development activities and other operations (including any new clinical trials) if cash and cash equivalents fall below pre-determined levels.

         The amount and timing of our future capital requirements will depend on numerous factors, including the progress of our discovery research programs, the initiation of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

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

         Our lease for office and laboratory space in Ramsey, New Jersey, expired on November 1, 2003, and has been extended through December 31, 2003. We have signed a three-year lease, commencing December 1, 2003, for 10,800 square feet of office space in Parsippany, New Jersey. Annual rent over the term of the lease ranges from approximately $260,000 in the first year to $280,000 in the third year. As a provision of the lease, we are required to provide a letter of credit, which is collateralized with a $250,000 restricted certificate of deposit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         We account for options granted to employees and directors in accordance with APB Opinion No. 25, and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. As a result, net loss applicable to common stockholders and net loss per share to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period. As of September 30, 2003, there were 569,489 repriced options outstanding, which expire on various dates through January 2008.

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

         As of September 30, 2003, we had working capital of $9,956,815, including $11,933,691 of cash and cash equivalents and short-term investments. Our cash used in operations for the nine months ended September 30, 2003 was $13,142,156, and for the year ended December 31, 2002 was $14,931,030. In October 2003, we sold 4,457,146 shares of common stock, raising net proceeds of approximately $7,760,000.

         Our lead compound, ALT-711 is the only A.G.E. Crosslink Breaker in advanced human testing. Several Phase 2 clinical trials have been completed:
the DIAMOND (Distensibility Improvement and Remodeling in Diastolic Heart Failure) trail in diastolic heart failure ("DHF"); the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trial in systolic hypertension; and a trial in cardiovascular compliance. Based on evidence of ALT-711's demonstrated efficacy and biological activity in these Phase 2 trials, as well as a strong and consistent safety profile, we are proceeding with Phase 2 development of ALT-711 in two major cardiovascular indications, systolic hypertension and heart failure. We continue to work with our external advisors to determine the appropriate clinical development strategy, timeline and related costs. We believe we currently have adequate resources, including the proceeds received in connection with the October 15, 2003 Stock Purchase Agreement, as amended, to sustain our operations, exclusive of the full cost of the clinical trials, into early 2005. We will require additional new funding to complete the contemplated Phase 2 development of ALT-711 and any other clinical trials we may initiate in the first half of 2004.

         We will continue to monitor our liquidity position and continue to explore fund-raising alternatives. We have the ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. Depending upon the results of any attempts made by us to raise additional funds through the sale of additional equity securities or through strategic collaborations, we may be required to further reduce or curtail our research and product development activities and other operations (including any new clinical trials) if cash and cash equivalents fall below pre-determined levels.

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

CLINICAL TRIALS REQUIRED FOR OUR PRODUCT CANDIDATES ARE TIME-CONSUMING, AND THEIR OUTCOME IS UNCERTAIN.

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

         At September 30, 2003, we had an accumulated deficit of $184,172,558. We anticipate that we will incur substantial, potentially greater, losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities continue. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

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

         We have no experience in manufacturing products and do not have manufacturing facilities. Consequently, we are dependent on contract manufacturers for the production of products for development and commercial purposes. The manufacture of our products for clinical trials and commercial purposes is subject to current Good Manufacturing Practice ("cGMP") regulations promulgated by the FDA. In the event that we are unable to obtain or retain third-party manufacturing for our products, we will not be able to commercialize such products as planned. We may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements. Our current dependence upon others for the manufacture of our products may adversely affect our profit margin, if any, on the sale of future products and our ability to develop and deliver such products on a timely and competitive basis.

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

         The use of any of our potential products in clinical trials and the sale of any approved products, including the testing and commercialization of ALT-711 or other compounds, exposes us to liability claims resulting from the use of products or product candidates. Claims could be made directly by participants in our clinical trials, consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials. However, coverage is becoming increasingly expensive, and we may not be able to maintain or acquire insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability that could have a material adverse effect on our business, financial conditions and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future and insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

            See Exhibit Index on page 22 for Exhibits filed with this Quarterly Report on Form 10-Q.

         b) The following report on Form 8-K was filed during the quarter ended September 30, 2003:

            On July 23, 2003, the Company filed a Current Report on Form 8-K, dated July 17, 2003, announcing initial results from its Phase 2b SAPPHIRE and SILVER clinical trial.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003

                                   ALTEON INC.

                                   By: /s/ Kenneth I. Moch
                                   ---------------------------------------------
                                   Kenneth I. Moch
                                   President and Chief Executive Officer
                                   (principal executive officer)

                                   By: /s/ Elizabeth A. O'Dell
                                   ---------------------------------------------
                                   Elizabeth A. O'Dell
                                   Vice President, Finance
                                   Secretary and Treasurer
                                   (principal accounting officer)

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

 10.1 Stock Purchase Agreement, dated October 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
              8-K filed on October 20, 2003, S.E.C. File Number 001-16043.)

 10.2         Amendment to Stock Purchase Agreement, dated October 24, 2003.

 10.3         Lease, dated October 21, 2003, between Alteon Inc. and Mack-Cali
              Realty Corporation.

 31.1         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

 31.2         Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

 32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.