Form 10-K
period 2003-12-31
ALTEON INC /DE
filed 2004-03-12
CIK 878903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                     TO
                                  --------------------   --------------------

                        Commission file number 001-16043

                                   ALTEON INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     13-3304550
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  6 CAMPUS DRIVE, PARSIPPANY, NEW JERSEY 07054
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 934-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
          Title of Each Class                          On Which Registered
          -------------------                          -------------------
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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the American Stock Exchange closing price of the common stock ($4.85 per share), as of June 30, 2003, was $173,745,192

At March 5, 2004, 40,472,898 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         We are a product-based biopharmaceutical company engaged in the discovery and development of small molecule drugs to reverse or slow down diseases of aging and complications of diabetes. Our product candidates represent novel approaches to some of the largest pharmaceutical markets. Our lead compound is in clinical development; several others are in earlier development stages. These pharmaceutical candidates were developed as a result of our research on the Advanced Glycation End-Products ("A.G.E.") pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders, including cardiovascular, kidney and eye diseases.

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

         Our research and drug development activities targeting the A.G.E. pathway have taken three directions: the breaking of A.G.E. crosslinks between proteins in order to reverse damage ("A.G.E. Crosslink Breakers"); the prevention or inhibition of A.G.E. formation ("A.G.E.-Formation Inhibitors") and the reduction of the A.G.E. burden through a novel class of anti-hyperglycemic agents, Glucose Lowering Agents ("GLA"). We believe that we were the first company to focus on the development of compounds to treat diseases caused by A.G.E. formation and crosslinking. Since our inception, we have created an extensive library of novel compounds targeting the A.G.E. pathway, and have actively pursued patent protection for these discoveries.

         The primary focus of our research and development activities is alagebrium chloride (formerly ALT-71l), which is our lead product candidate and we believe the only A.G.E. Crosslink Breaker in advanced clinical development. In February, the United States Adopted Name (USAN) Council approved alagebrium chloride as the generic name of the chemical compound formerly known as ALT-711. Alagebrium offers the possibility of the first therapeutic approach to "breaking" A.G.E. crosslinks, the benefit of which may be to reverse tissue damage caused by aging and diabetes, thereby restoring flexibility and function to tissues, blood vessels and organs of the body. Alagebrium has demonstrated safety and efficacy in three Phase 2 trials and several Phase 1 studies in which over 800 patients received alagebrium in clinical trials. We are actively developing the compound for the treatment of cardiovascular diseases including systolic hypertension and heart failure. In July 2003, we announced initial results from the Phase 2b SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trial that focused on patients with systolic hypertension. Alagebrium was safe and well tolerated at all doses tested. Results from this 768 patient, six-month, placebo-controlled, dose-ranging study showed that although the pre-specified primary endpoint of reduction of systolic blood pressure by office cuff pressure measurement did not demonstrate statistical significance, as compared to placebo, pre-specified secondary analyses of ambulatory blood pressure measurements ("ABPM") in all patients who completed the study demonstrated a blood pressure lowering effect at lower doses of approximately 4 mm Hg net of placebo. In February 2004, we announced the partial results of a post hoc analysis which showed that alagebrium treatment resulted in significant lowering of systolic blood pressures in patients with a baseline systolic ABPM of > or = 140 mm Hg, with little concurrent effect on diastolic blood pressure readings. The treatment effects were greatest in patients with higher starting systolic blood pressure readings.

         The DIAMOND (Distensibility Improvement And ReMOdeliNg in Diastolic Heart Failure) open-label, single dose trial of alagebrium was conducted in 23 patients with diastolic heart failure ("DHF"). Treatment with alagebrium over 16 weeks demonstrated a statistically significant reduction in left ventricular mass and a marked improvement in left ventricular diastolic filling. The trial also showed statistically significant improvements in multiple quality of life measurements. Pre-specified primary endpoint data was not evaluable. Patients with Class III heart failure at baseline, the sickest patients in the study, appeared to benefit the most from alagebrium treatment. Side effects were as expected for a similar patient population of this size and severity. In 2001, we conducted a Phase 2a clinical trial, in which 93 patients received alagebrium or placebo tablets once daily for eight weeks. Study results showed that alagebrium patients experienced a statistically significant and clinically meaningful reduction in pulse pressure (p<0.02), defined as the difference between systolic and diastolic blood pressures. Results also showed a statistically significant increase in large artery compliance (p<0.03), an indicator of greater vascular flexibility and volume capacity. Additionally, the drug was well tolerated. This Phase 2a data was published as "breakthrough information" in the September 26, 2001 issue of the peer-reviewed journal,
Circulation: Journal of the American Heart Association.

         In March 2004, we initiated SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), a Phase 2b trial in patients with systolic hypertension. An additional Phase 2 trial in diastolic dysfunction in heart failure is expected to be initiated in the first half of 2004.

         We continue to evaluate potential pre-clinical studies and clinical trials in other cardiovascular and therapeutic indications where A.G.E. Crosslink Breaker compounds may address significant unmet needs. In addition, we plan to continue to explore the use of topical A.G.E. Crosslink Breakers in skin and photoaging, following our recent evaluation of ALT-744. We intend to identify other crosslink breaker compounds in our research and development portfolio with more attractive characteristics than those of ALT-744 to further explore the pharmaceutical applications of our compounds for skin and photoaging.

         We were incorporated in Delaware in October 1986 under the name Geritech Inc. Our name was changed to Alteon Inc. in August 1991. We recently moved our headquarters to 6 Campus Drive, Parsippany, New Jersey 07054. Our web address is www.alteon.com, and our telephone number is (201) 934-5000. We make available free of charge through our internet website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with the United States Securities and Exchange Commission ("SEC").

OUR BUSINESS STRATEGY

         Our strategy is to develop drug candidates from our proprietary portfolio of new chemical entities. Because of their novel mechanism of action, these compounds address large medical needs that are unmet by existing therapies. We will seek, as appropriate, to selectively out-license or co-develop our drug candidates with corporate partners. As we continue clinical development of alagebrium, we may elect to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound. In addition to alagebrium, we have identified compounds in multiple chemical classes that may warrant further evaluation and potential development.

MARKETS OF OPPORTUNITY

         Our research and development efforts have led us to an initial focus on cardiovascular diseases, including hypertension and heart failure, as well as complications of diabetes. Targeting the A.G.E. pathway may have an impact on a number of medical disorders related to aging and diabetes and the progressive stiffening of tissues, vessels and organs, thus potentially broadening our markets of opportunity. Importantly, there are no currently marketed cardiovascular drugs that work directly on the stiffening of the vasculature that leads to systolic hypertension and heart failure. Angiotensin converting enzyme (ACE) inhibitors and aldosterone antagonists indirectly affect these pathways.

         The pre-clinical and clinical data generated to date on our A.G.E. Crosslink Breakers and A.G.E.-Formation Inhibitors demonstrate clear and consistent findings across several species, including rats, dogs, non-human primates and man.

Cardiovascular Disease

         According to the American Heart Association, more than 64 million Americans have one or more types of cardiovascular disease, with 50 million Americans estimated to have high blood pressure. Cardiovascular disease has been the number one killer of Americans since the early 1900's. The latest World Health Organization - International Society of Hypertension guidelines for the management of hypertension emphasize the importance of pulse pressure (the difference between systolic and diastolic pressures) and arterial stiffness as predictors of overall cardiovascular risk. Currently available antihypertensive agents commonly reduce pressure on the vessel wall in such a manner as to lower both systolic and diastolic blood pressures and may not significantly affect pulse pressure. Pharmacologic intervention targeting the stiffness of the cardiovascular system may decrease the incidence and severity of complications such as left ventricular hypertrophy ("LVH"), a thickening and stiffening of the heart tissue, and congestive heart failure. Published studies have shown that a 10 mm Hg reduction in pulse pressure correlates with approximately a 35% reduction in cardiovascular mortality.

     Systolic Hypertension

         Systolic hypertension, defined as elevated systolic blood pressure greater than 140 mm Hg, is the most common form of hypertension in those over the age of 50, with an estimated prevalence of nearly 25 million Americans. It is associated with a significantly increased risk of overall mortality, cardiovascular mortality and congestive heart failure. According to the American Heart Association, it is the type of hypertension least likely to be well treated. The potential ability of alagebrium to decrease pulse pressure and increase large artery compliance offers an opportunity to provide a treatment option specifically for systolic hypertension. See "--A.G.E. Crosslink Breakers
- Alagebrium." Although currently marketed antihypertensive agents are being used to treat the disease, it is not adequately treated by these therapies. We believe that alagebrium is the first drug to show direct activity by targeting the stiff vessels that are associated with systolic hypertension. We believe that alagebrium will provide additional benefit because it exerts its activity by a mechanism unique from currently marketed anti-hypertension drugs, and it appears to be well tolerated to patients with hypertension.

     Diastolic Dysfunction in Heart Failure

         Diastolic dysfunction is the impaired ability of the heart to relax and fill properly after a contraction, in part due to the stiffening of the myocardial tissue. When the ventricles (the heart's lower pumping chambers) do not relax and fill normally, increased pressure and fluid in the blood vessels of the lungs may be a result (pulmonary congestion), resulting in shortness of breath. Diastolic dysfunction can also cause increased pressure and fluid in the blood vessels returning to the heart (systemic congestion). Diastolic dysfunction is common to both systolic and diastolic heart failure in a group that collectively numbers about five million in the United States alone. DHF, which is estimated to account for 30-50% of all heart failure cases, is an especially poorly treated medical condition. Alagebrium offers promise as a novel therapy for cardiovascular diseases related to diastolic dysfunction because currently available therapies do not specifically target the stiffening heart and vessel walls.

     Left Ventricular Hypertrophy

         LVH refers to the thickening of the left ventricle that can occur progressively with hypertension. It can lead to decreased cardiac output, the inability to meet the circulatory needs of the body and to heart failure itself. It is a condition associated with many cardiovascular diseases, including systolic hypertension and DHF. In the DIAMOND trial, a statistically significant reduction of left ventricular mass was noted in DHF patients treated with alagebrium. Additionally, in several pre-clinical studies, alagebrium has been shown to reduce the thickening of the left ventricle and induce reverse remodeling of the heart.

Complications of Diabetes

         The Diabetes Control and Complications Trial, a multi-center clinical trial conducted by the National Institutes of Health, demonstrated that elevated blood glucose levels significantly increase the rate of progression of eye, kidney, blood vessel and nerve complications from diabetes. More than 50% of people with diabetes in the United States develop diabetic complications that range from mild to severe.

     Overt Nephropathy and ESRD

         Kidney disease is a significant cause of morbidity and mortality in patients with Type 1 and Type 2 diabetes. It is a chronic and progressive disease that affects approximately one third of patients with Type 1 diabetes. Approximately 10-15% of patients with Type 2 diabetes develop nephropathy. One of the early signs of kidney damage is microalbuminuria (characterized by leakage of small amounts of protein into the urine), which progresses to overt nephropathy (characterized by leakage of large amounts of protein into the urine) and ultimately to End-Stage Renal Disease ("ESRD").

         In addition, we have conducted a Phase 1 safety study of alagebrium in the critically ill ESRD patient population undergoing peritoneal dialysis, and are evaluating the next steps as part of this Phase 1 program.

         In the Phase 2/3 ACTION (A Clinical Trial In Overt Nephropathy) trial in Type 1 diabetic patients with overt nephropathy, therapy with our first A.G.E.-Formation Inhibitor, pimagedine, showed a statistically significant reduction in 24-hour total urinary protein excretion (<0.001), although it did not reach statistical significance in its primary endpoint, the time to doubling of serum creatinine. In addition, glomerular filtration rate decreased more slowly in pimagedine patients (p=0.04 to 0.03), and fewer patients experienced a progression in retinopathy. See "--Retinopathy." Though pimagedine is no longer in active clinical development, the ACTION trial provided the first clinical proof-of-concept that inhibiting A.G.E. formation can result in clinically important attenuation of the serious complications of diabetes mellitus Type 1. ALT-946, another A.G.E.-Formation Inhibitor, has demonstrated the ability to slow the progression of overt nephropathy in a pre-clinical study.

     Cardiovascular Complications

         A significant portion of diabetic individuals develops cardiovascular diseases and complications due to the high levels of blood glucose and A.G.E.s within the body. According to the American Diabetes Association, heart disease is the leading cause of diabetes-related deaths. Heart disease death rates are two to four times higher in adults with diabetes than adults without diabetes. The risk of stroke is also two to four times higher in those with diabetes.

     Retinopathy

         Approximately nine out of 10 people with diabetes eventually develop retinopathy, a complication that affects the blood vessels inside the eye and can lead to blindness. Each year, approximately 12,000 to 24,000 people lose their sight because of diabetes. The incidence and severity of retinopathy increases with the duration of diabetes. Pre-clinical evidence suggests that alagebrium and other compounds from the A.G.E. Crosslink Breaker class may have a positive impact on retinopathy. In a secondary endpoint in the Phase 2/3 ACTION trial, pimagedine therapy did result in a statistically significant reduction in the progression of retinopathy. Fewer pimagedine patients (p=0.03) experienced a three-step or greater progression of retinopathy (Early Treatment of Diabetic Retinopathy Study).

Skin Aging

         We plan to continue to explore the use of topical A.G.E. Crosslink Breakers in skin and photoaging, following our recent evaluation of ALT-744. We intend to identify other compounds in our research and development portfolio with more attractive characteristics than those of ALT-744 to further explore the pharmaceutical applications for our compounds in skin and photoaging.

Other Diseases

         A.G.E.s have been shown to cause or contribute to many disorders beyond cardiovascular diseases and complications of diabetes, such as arthritis/inflammation, ophthalmic diseases, respiratory diseases, stroke and urological diseases, among others. We continue to evaluate potential indications for our compounds.

OUR TECHNOLOGY:  THE A.G.E. PATHWAY IN AGING AND DIABETES

         The harmful consequences of A.G.E. formation in man was proposed in the 1980's by our scientific founders as an outgrowth of a research effort focused on diabetes. The foundation for our technology is the experimental evidence that intervention along the A.G.E. pathway provides significant benefit in slowing or reversing the development of serious diseases in the diabetic and aging populations. We are the pioneers in A.G.E. technology, and we have built an extensive patent estate covering our discoveries and compounds.

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

         A.G.E.s and A.G.E. crosslinks are considered to be likely causative factors in the development of many age-related and diabetic disorders, including those associated with the cardiovascular and renal systems. For example, proteins in the body, such as collagen and elastin, which play an important role in maintaining the elasticity of the cardiovascular system, are prime targets for A.G.E. crosslinking. This stiffening process can impair the normal function of contractile organs, such as blood vessels, which depend on flexibility for normal function. A loss of flexibility of the vasculature is associated with a number of cardiovascular disorders, including systolic hypertension, diastolic dysfunction and LVH, and ultimately may lead to heart failure.

         Studies conducted in animal models of diabetes and aging at numerous independent institutions worldwide demonstrate that A.G.E.s are a major factor contributing to many of the disorders of aging and diabetes, including cardiovascular, kidney and eye diseases, as well as atherosclerosis. Recent human clinical studies we performed confirm that targeting the A.G.E. pathway can have beneficial effects on these diseases.

         The following chart illustrates the process of A.G.E. formation and crosslinking and is qualified by the more detailed description in the text. It also highlights those areas within the A.G.E. pathway where we are developing pharmaceutical agents to intervene therapeutically.

OUR TECHNOLOGY PLATFORM

[OUR TECHNOLOGY PLATFORM FLOW CHART]

        Glucose + Proteins                  A.G.E.s                    Crosslinked A.G.E.s
-  1 Chemical Class                 -  9 Chemical Classes        - 17 Chemical Classes
   (51 Compounds)                      (852 Compounds)               (675 Compounds)
-  Mechanism                        -  Mechanism                 - Mechanism
   - Improves pancreas function        - Blocks A.G.E. cascade     - Breaks A.G.E. crosslinks
   - Increases insulin production      - Improves renal            - Restores vascular
   - Restores insulin sensitivity        function                    function
                                                                   - Restores heart function
                                                                 - Activity unlike any known
                                                                     drug

         We incurred research and development expenditures of approximately $9,930,000, $14,992,000 and $8,461,000 for the years ended December 31, 2003,
2002 and 2001, respectively.

A.G.E. Crosslink Breakers

         By "breaking" A.G.E. crosslinks, these novel classes of compounds may have an impact on a number of medical disorders where loss of flexibility or elasticity leads to a loss in function. Our lead clinical candidate, alagebrium, has demonstrated the ability to reverse tissue damage and restore function to the cardiovascular system in Phase 2 clinical trials, in cardiovascular compliance and diastolic heart failure.

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

         We have identified 17 potential chemical classes of A.G.E. Crosslink Breakers, and have a library of more than 650 compounds.

     Alagebrium

         Through its unique mechanism of action, alagebrium is the first compound that breaks A.G.E. crosslinks between proteins, both in vitro and in vivo. Alagebrium is a small, easily synthesized compound with a rapid mode of action. It is well absorbed from an oral tablet formulation. The compound is under Phase 2 clinical evaluation in cardiovascular diseases and is being evaluated in various pre-clinical models to assess its potential in a number of other disease states.

         In July 2003, we announced the initial results of the SAPPHIRE and SILVER trial, a 768 patient, six-month, placebo-controlled, dose-ranging study. The pre-specified primary endpoint of reduction of systolic blood pressure by office cuff pressure measurement at the highest of the four active dose levels, 210 mg per day, did not demonstrate statistical significance as compared to placebo. The data analysis was confounded by a 6-10 mm Hg drop in systolic blood pressures in all arms of the SAPPHIRE and SILVER trial, including placebo, during the first two weeks after patient randomization. However, patients in the SAPPHIRE "intent-to-treat" population demonstrated efficacy, net of placebo, in the 2-3 mm Hg range by cuff pressure at the lower end of the alagebrium dosing range. As reported at that time, a pre-specified secondary analysis of ABPM measurements in all patients who completed the study demonstrated a blood pressure lowering effect of approximately 4 mm Hg net of placebo at lower doses. There was no significant placebo effect noted in the ABPM measurements.

         In February 2004, we announced the partial results of a post hoc analysis which showed that alagebrium treatment resulted in significant lowering of systolic blood pressures in patients with a baseline systolic ABPM of > or = 140 mm Hg, with little concurrent effect on diastolic blood pressure readings. Trends were similar for both three and six months. The treatment effects were greatest in patients with higher starting systolic blood pressure readings, with no statistically meaningful effect in patients with a systolic blood pressure below 140 mm Hg. In patients with starting blood pressures of > or = 140 mm Hg on multiple medications, systolic blood pressure was reduced by an average of 6 mm Hg (p < or = 0.01). In patients who were on two or more medications with starting systolic blood pressures of > or = 150 mm Hg, a difficult to treat group of patients, clinically significant systolic pressure reductions were maintained. Furthermore, alagebrium's effect was persistent in the presence of increasing numbers of background medicines, rather than reduced as is generally seen with current incremental therapies. These findings further support the hypothesis that alagebrium works best in patients with more serious baseline hypertension via a mechanism of action unlike any currently marketed high blood pressure drug.

         In January 2003, we announced positive results from an analysis of the first 17 patients in the Phase 2a DIAMOND clinical trial evaluating alagebrium in DHF patients. The trial was conducted at Wake Forest University Baptist Medical Center and the Medical University of South Carolina in patients at least 60 years of age with isolated DHF. In the DIAMOND trial, 23 patients received 210 mg of alagebrium twice daily on an open-label outpatient basis for 16 weeks in addition to their current medications. Primary endpoints included changes in exercise tolerance and aortic stiffness; effects on LVH, diastolic filling and quality of life were also assessed. Patients who received alagebrium for 16 weeks experienced a statistically significant reduction in left ventricular mass, as well as a marked improvement in left ventricular diastolic filling. Additionally, the drug was well tolerated and had a positive effect on patients' quality of life. Measurements of exercise tolerance and aortic distensibility proved to be more variable than anticipated for a study of this size and were not reportable.

         In January 2001, we announced successful results from a Phase 2a clinical trial of alagebrium evaluating the effects of the compound on the cardiovascular system. This trial, conducted at nine United States clinical sites, was a double-blind, placebo-controlled study evaluating the safety, efficacy and pharmacology of alagebrium. The trial enrolled 93 patients over the age of 50 with measurably stiffened large vessels, including systolic blood pressure of at least 140 mm Hg and pulse pressure of at least 60 mm Hg. Patients were randomized to receive oral doses of either 210 mg of alagebrium or placebo once daily for eight weeks. Patients were evaluated for cardiovascular elasticity and function as measured by pulse pressure, cardiovascular compliance, pulse wave velocity, a measure of vascular stiffness and cardiac output. Under this protocol, alagebrium treatment was in addition to the best available therapeutic regimen chosen by the treating physicians. Study results showed that patients who received alagebrium experienced a statistically significant (p<0.02) and clinically meaningful reduction in the arterial pulse pressure, defined as the difference between systolic and diastolic blood pressure. Results also showed a statistically significant increase in large artery compliance (p<0.03), an indicator of greater vascular flexibility and volume capacity, using a traditional measurement of the ratio of stroke volume to pulse pressure.

Additionally, the drug was well tolerated. This Phase 2a data was presented at the Special Sessions Presentation of "Late Breaking Clinical Trials" at the American College of Cardiology Annual Scientific Session in March 2001, and published as "breakthrough information" in the September 26, 2001 issue of the peer-reviewed journal, Circulation: Journal of the American Heart Association.

         In March 2004, we initiated, SPECTRA, a Phase 2b clinical trial in patients with systolic hypertension. SPECTRA is designed to evaluate alagebrium's ability to lower systolic blood pressure in patients with a systolic blood pressure reading of 140 mm Hg, building upon positive data from previous Phase 2 trials. Alagebrium's activity in prior clinical trials demonstrated the drug's safety and ability to lower systolic blood pressure and pulse pressure in aging and diabetic patients, especially in the difficult-to-treat hypertensive patient population.

         In SPECTRA, alagebrium will be tested in approximately 390 patients at over 50 clinical sites throughout the United States. The trial will include male and female patients of at least 45 years of age. Recruited patients will undergo a wash-out period, when they are weaned from their existing antihypertensive treatment, followed by a run-in phase during which they will be stabilized on a diuretic. They will then receive alagebrium tablets or placebo once a day for 12 weeks.

         SPECTRA is designed to further extend the range of effective dosing defined in previous Phase 2 testing. The study will consist of four treatment arms, comprising three different dose levels of alagebrium (10, 50 or 150 mg) or placebo. Patients enrolled in the trial must have systolic blood pressure of > or = 140 mm Hg as measured by ABPM, as well as additional qualifications. Automated office blood pressures (oscillometric), as well as ABPM pressures, will be taken at scheduled time points. Change from baseline in mean 24-hour systolic ABPM pressure after 12 weeks of dosing (as compared to placebo) will be evaluated as the primary measure of efficacy. Secondary endpoints will include changes in diastolic, pulse and arterial pressures.

         An additional Phase 2 trial in diastolic dysfunction in heart failure is expected to be initiated in the first half of 2004.

         We have also completed a Phase 1 trial assessing the safety of alagebrium and the way the drug is metabolized in ESRD patients undergoing peritoneal dialysis. This patient population has a limited five-year survival (less than 30%) and significant cardiovascular complications, which are the primary cause of death. We are evaluating next steps as part of this Phase 1 program.

         Alagebrium data is consistent across species. Studies in animal models in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions with alagebrium. In these pre-clinical models, alagebrium reverses the stiffening of arteries, as well as the stiffening of the heart, that accompanies the development of aging and diabetes. Pre-clinical studies of alagebrium conducted by researchers from the National Institute on Aging and Johns Hopkins Geriatric Center demonstrated the ability of the compound to significantly reduce arterial stiffness in elderly Rhesus monkeys. In a pre-clinical study of alagebrium in aged dogs, administration of alagebrium for one month resulted in an approximate 40% decrease in age-related ventricular stiffness, or hardening of the heart, with an overall improvement in cardiac function. Reductions in blood pressure that have been observed in animal models of diabetic hypertension suggest that alagebrium may prove beneficial in the treatment of systolic hypertension in the elderly or in the diabetic. Additionally, in several pre-clinical studies, alagebrium has been shown to normalize the thickening of the left ventricle and to reduce remodeling of the heart.

         In addition to several Phase 2 human trials, a series of Phase 1 safety and dose escalation studies were conducted. These trials have shown the drug to be safe and well tolerated.

A.G.E.-Formation Inhibitors

         A.G.E.-Formation Inhibitors are designed to prevent glucose/protein formation and crosslinking. This class of compounds may have broad applications in slowing down the key complications of diabetes.

         We have identified nine distinct chemical classes of A.G.E.-Formation Inhibitors, encompassing a library in excess of 850 compounds.

     Pimagedine

         Pimagedine was the lead compound in the A.G.E.-Formation Inhibitor class, but is not in active clinical development.

         In November 1998, we announced results of an analysis of data from the ACTION 1 trial of pimagedine in diabetic patients with overt nephropathy. Although the results showed that pimagedine reduced the risk of doubling of serum creatinine, the study's primary endpoint, the data did not reach statistical significance. However, pimagedine therapy did result in a statistically significant and clinically meaningful reduction of urinary protein excretion. Pimagedine also reduced, to a statistically significant extent, cholesterol and triglycerides, as well as the progression of retinopathy. Additional data suggested a trend toward improvements in other measures of kidney function, including estimated creatinine clearance and glomerular filtration rate. The drug was generally well tolerated. Though pimagedine is no longer in active clinical development because of resource allocation priorities, the ACTION trial served as a proof-of-concept study demonstrating the potential of compounds that target the A.G.E. pathway in the treatment of diabetic kidney disease and a broad range of diabetic complications. The study also suggests that other pharmacologic compounds that target the A.G.E. pathway could have an impact on diabetic conditions. A.G.E. Crosslink Breakers have the potential to reverse damage caused by A.G.E.s and potentially are much faster acting than pimagedine and other A.G.E. Inhibitors.

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

MARKETING AND SALES

         We retain worldwide marketing rights to our A.G.E. Crosslink Breaker compounds. We believe that alagebrium may address the cardiovascular, diabetes and primary care physician markets. We plan to market and sell our products, if successfully developed and approved, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

PATENTS, TRADE SECRETS AND LICENSES

         Proprietary protection for our product candidates, processes and know-how is important to our business. We aggressively file and prosecute patents covering our proprietary technology, and, if warranted, will defend our patents and proprietary technology. As appropriate, we seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. In addition to our own patent filings, we have licensed or obtained technology and patent portfolios from others relating to the A.G.E.-formation and crosslinking technology currently under development by us.

         As of the date of this report, our patent estate of owned and/or licensed patent rights consisted of 85 issued United States patents, none of which expire prior to 2005, and 24 pending patent applications in the United States, the majority of which are A.G.E.-related. We also own or have exclusive rights to 68 issued patents in Europe, Japan, Australia and Canada. These patents and additional patent applications cover compounds, compositions and methods of treatment for several chemical classes of crosslink breaker compounds, including alagebrium.

         Effective as of August 5, 2002, we entered into a letter agreement with Yamanouchi Pharmaceutical Co, Ltd. ("Yamanouchi"), which terminated its License Agreement dated as of June 16, 1989. Pursuant to the letter agreement, for a period of fifteen years, we will pay Yamanouchi royalties on any sales of pimagedine or pimagedine products in Japan, South Korea, Taiwan and The People's Republic of China covered by the License Agreement.

         In 1987, we acquired an exclusive, royalty-free, worldwide license (including the right to sub-license to others) to Rockefeller University's issued patents, patent applications and trade secrets relating to A.G.E.-formation and crosslinking technology currently under development by us. In addition, we previously exclusively licensed from The Picower Institute for Medical Research ("The Picower Institute") certain patentable inventions and discoveries relating to A.G.E. technology. This license agreement was terminated as of April 15, 2002, when we entered into a Termination Agreement, pursuant to which The Picower Institute assigned to us all of its patents, patent applications and other technology related to A.G.E.s. We agreed to prosecute and maintain the patents and patent applications and will pay to the trustee for The Picower Institute royalties on any sales of products falling within the claims of these patents and patent applications until they expire or are allowed to lapse.

         We have entered into an exclusive licensing arrangement with Roche Diagnostics GmbH for our technology for diagnostic applications, and we have also entered into clinical testing and distribution agreements with Gamida for Life ("Gamida"), which grant Gamida the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa.

         We believe that our licensed and owned patents provide a substantial proprietary base that will allow us and our collaborative partners to commercialize products in this field. We believe our research and development plans will expand and broaden our rights within our technological and patent base. We are also prepared to in-license additional technology that may be useful in building our proprietary position. There can be no assurance, however, that pending or future applications will issue, that the claims of any patents which do issue will provide any significant protection of our technology or that our directed discovery research will yield compounds and products of therapeutic and commercial value.

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

         Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase 1, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase 2 involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. Phase 3 trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

         We will need FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products, before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time-consuming and subject to unanticipated delays. There can be no assurance that the FDA will grant approvals of our proposed products, processes or facilities on a timely basis, if at all. Any delay or failure to obtain such approvals would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

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

         Angiotensin converting enzyme inhibitors, angiotensin receptor blockers, calcium channel blockers, (alpha)-2 agonists, (alpha)(1) blocker, aldosterone inhibitors, beta-blockers and diuretics are effective treatments for essential hypertension, a disease characterized by increased peripheral vascular resistance (essential hypertension closely related to diastolic blood pressure). Systolic hypertension, characterized by increased stiffness of the large arteries, is not usually associated with increased peripheral vascular resistance. In the absence of any marketed products that address the underlying pathology of systolic hypertension patients, treatments approved for essential hypertension are currently being prescribed to treat hypertension in these patients.

MEDICAL AND CLINICAL ADVISORS

         Our Medical and Clinical Advisors consist of individuals with recognized expertise in the medical and pharmaceutical science and related fields who advise us about present and long-term scientific planning, research and development. These advisors consult and meet with our management informally on a frequent basis. All advisors are employed by employers other than us, who may also be competitors of ours, and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to us. The advisors have agreed, however, not to provide any services to any other entities that might conflict with the activities that they provide us. Each member also has executed a confidentiality agreement for our benefit.

         The following persons are Medical and Clinical Advisors:

         George L. Bakris, M.D., F.A.C.P., F.C.P., Professor of Preventive and Internal Medicine, Vice Chairman, Department of Preventive Medicine and Director, Hypertension/Clinical Research Center, Rush University Medical Center; immediate Past-President, American College of Clinical Pharmacology.

         Leslie Z. Benet, Ph.D., Professor, University of California San Francisco, School of Pharmacy, Department of Biopharmaceutical Sciences; Chairman of the Board, AvMax, Inc.; Past-Chairman, Department of Biopharmaceutical Sciences of the University of California San Francisco.

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

         Norman K. Hollenberg, M.D., Ph.D., Professor of Medicine, Harvard Medical School; Director of Physiologic Research, Brigham and Women's Hospital, Boston; served as an Editor of the New England Journal of Medicine.

         Peter R. Kowey, M.D., Full Professor, Medicine and Clinical Pharmacology, Jefferson Medical College; President and Chief of the Division of Cardiovascular Diseases, Main Line health Heart Center, Lankenau Hospital; Fellow of the American Heart Association, the American College of Cardiology, the American College of Physicians, the College of Physicians of Philadelphia, the American College of Chest Physicians and the American College of Clinical Pharmacology.

         Craig M. Pratt, M.D., Professor of Medicine, Baylor College of Medicine; Director of Research, Methodist DeBakey Heart Center; Director, Coronary Intensive Care Unit, The Methodist Hospital; Member, Continuing Medical Education Advisory Board, Discovery International; Fellow, American College of Cardiology.

EMPLOYEES

         As of February 29, 2004, we employed 34 persons; 23 were engaged in research and development, and 11 were engaged in administration and management. Five of those employed held a Ph.D., M.D. or other advanced degree. We believe that we have been successful in attracting skilled and experienced personnel. Our employees are not covered by collective bargaining agreements, but all employees are covered by confidentiality agreements. We believe that our relationship with our employees is good.

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

         As of December 31, 2003, we had working capital of $15,033,000, including $16,679,000 of cash and cash equivalents. Our cash used in operations for the year ended December 31, 2003 was $15,906,000.

         We believe that our lead compound, alagebrium, is the only A.G.E. Crosslink Breaker in advanced human testing. Several Phase 2 clinical trials have been completed: the DIAMOND, the SAPPHIRE and SILVER trial in systolic hypertension and a trial in cardiovascular compliance. Based on evidence of alagebrium's demonstrated efficacy and biological activity in these Phase 2 trials, as well as a strong and consistent safety profile, we are proceeding with Phase 2 development of alagebrium in two major cardiovascular indications, systolic hypertension and heart failure. We continue to work with our external advisors to determine the appropriate clinical development strategy and timeline.

         We expect to utilize cash to fund our operations and to initiate new Phase 2 trials in systolic hypertension and diastolic dysfunction in heart failure during the first half of 2004. The first of the Phase 2 trials was initiated in March 2004, SPECTRA, a Phase 2b trial in patients with systolic hypertension. Based on our projected spending levels, including these trials, which are expected to continue into 2005, we do not currently have adequate cash and cash equivalents to complete the trials or complete the 2004 fiscal year and therefore will require additional funding during 2004. As a result, throughout 2004 and 2005, we will monitor our liquidity position and the status of our clinical trials. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in our trials, and other operations if our level of cash and cash equivalents fall below pre-determined levels. We have the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. We believe that such curtailment actions, if needed, will enable us to fund our operations into early 2005.

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

         We will require, over the long-term, substantial new funding to pursue development and commercialization of alagebrium and our other product candidates to continue our operations. We believe that satisfying these capital requirements over the long-term will require successful commercialization of our product candidates, particularly alagebrium. However, it is uncertain whether any products will be approved or will be commercially successful.

         Because of our near-term and long-term capital requirements, we will seek access to the public or private equity markets whenever conditions are favorable. This may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to us. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates. If we are unable to obtain the necessary funding, we may need to cease operations.

IF WE DO NOT SUCCESSFULLY DEVELOP ANY PRODUCTS, WE MAY NOT DERIVE ANY REVENUES.

         We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product other than alagebrium in active clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and pre-clinical and clinical testing prior to potential regulatory approval and commercialization.

         The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during pre-clinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We may not be able to undertake additional clinical trials. In addition, our product development efforts may not be successfully completed, we may not obtain regulatory approvals, and our products, if introduced, may not be successfully marketed or achieve customer acceptance. We do not expect any of our products, including alagebrium, to be commercially available for a number of years, if at all.

CLINICAL TRIALS REQUIRED FOR OUR PRODUCT CANDIDATES ARE TIME-CONSUMING, AND THEIR OUTCOME IS UNCERTAIN.

         Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through pre-clinical studies and clinical trials that the product is safe and effective for use in each target indication. The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Factors which can cause delay or termination of our clinical trials include: (i) slower than expected patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors; (ii) lower than expected retention rates of patients in a clinical trial; (iii) inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials; (iv) delays in approvals from a study site's review board; (v) longer treatment time required to demonstrate effectiveness or determine the appropriate product dose; (vi) lack of sufficient supplies of the product candidate; (vii) adverse medical events or side effects in treated patients; (viii) lack of effectiveness of the product candidate being tested, and (ix) regulatory changes.

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

IF WE ARE UNABLE TO DERIVE REVENUES FROM PRODUCT SALES, WE MAY NEVER BE PROFITABLE.

         All of our revenues to date have been generated from collaborative research agreements and financing activities or interest income earned on these funds. We have not received any revenues from product sales. We may not realize product revenues on a timely basis, if at all.

         At December 31, 2003, we had an accumulated deficit of $187,619,000. We anticipate that we will incur substantial, potentially greater, losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities continue. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

PRIOR STOCK OPTION REPRICING MAY HAVE AN ADVERSE EFFECT ON OUR FUTURE FINANCIAL PERFORMANCE.

         Based on the performance of our stock and in order to bolster employee retention, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. This repricing may have a material adverse impact on future financial performance based on the Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. The options expire at various dates through January 2008.

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

         The use of any of our potential products in clinical trials and the sale of any approved products, including the testing and commercialization of alagebrium or other compounds, expose us to liability claims resulting from the use of products or product candidates. Claims could be made directly by participants in our clinical trials, consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials. However, coverage is becoming increasingly expensive, and we may not be able to maintain or acquire insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability that could have a material adverse effect on our business, financial conditions and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future and insurance coverage, and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.  PROPERTIES.

         Our lease for office and laboratory space in Ramsey, New Jersey, expired on November 1, 2003, but was extended through January 31, 2004. We signed a three-year lease, commencing December 1, 2003, for 10,800 square feet of office space in Parsippany, New Jersey.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has traded on the American Stock Exchange since August 7, 2000, under the symbol "ALT."

     2003                                High             Low
     ----                                ----             ---
First Quarter....................       $ 4.37          $ 1.95
Second Quarter...................         5.65            3.17
Third Quarter....................         7.50            1.25
Fourth Quarter...................         2.18            1.41

    2002                                 High             Low
    ----                                 ----             ---
First Quarter....................       $ 5.90          $ 3.40
Second Quarter...................         3.84            1.77
Third Quarter....................         2.25            1.38
Fourth Quarter...................         2.45            1.00

         As of February 27, 2004, there were 337 holders of the common stock. On February 27, 2004, the last sale price reported on the American Stock Exchange for the common stock was $2.09 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the five years ended December 31, 2003 has been derived from our audited financial statements.

                                                                     Year Ended December 31,
                                                 -------------------------------------------------------------
                                                    2003         2002         2001        2000         1999
                                                 ---------    ---------    ---------    ---------    ---------
                                                                (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
   Investment income .........................   $     179    $     410    $     452    $     570    $     835
   Other income ..............................          --           --           --           --          600
                                                 ---------    ---------    ---------    ---------    ---------
     Total revenues ..........................         179          410          452          570        1,435
Expenses:
  Research and development
   (which includes non-cash variable stock
   compensation expense/(benefit) in
   2003, 2002, 2001 and 2000 of $20, $(94),
   $165 and $353, respectively) ..............       9,930       14,992        8,461        6,375       10,598
  General and administrative
   (which includes non-cash variable stock
   compensation expense/(benefit) in 2003,
   2002, 2001 and 2000 of $0, $(1,316), $657
   and $891, respectively) ...................       5,046        2,946        4,761        5,313        4,357
                                                 ---------    ---------    ---------    ---------    ---------
        Total expenses .......................      14,976       17,938       13,222       11,688       14,955
                                                 ---------    ---------    ---------    ---------    ---------
Loss before income tax benefit ...............     (14,797)     (17,528)     (12,770)     (11,118)     (13,520)
Income tax benefit ...........................         345          647        1,187        1,548        2,588
                                                 ---------    ---------    ---------    ---------    ---------
Net loss .....................................     (14,452)     (16,881)     (11,583)      (9,570)     (10,932)
Preferred stock dividends ....................       3,791        3,485        3,204        2,945        2,707
Common stock warrant deemed dividends                   --           --          210           --           --
                                                 ---------    ---------    ---------    ---------    ---------
Net loss applicable to common
    stockholders .............................   $ (18,243)   $ (20,366)   $ (14,997)   $ (12,515)   $ (13,639)
                                                 =========    =========    =========    =========    =========
Basic/diluted net loss per share applicable
    to common stockholders ...................   $   (0.50)   $   (0.64)   $   (0.61)   $   (0.63)   $   (0.72)
                                                 =========    =========    =========    =========    =========
Weighted average common shares used in
   computing basic/diluted net loss per share       36,190       31,793       24,556       19,861       19,055
                                                 =========    =========    =========    =========    =========

BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments ....................   $  16,679    $  17,439    $  10,726    $   9,955    $  12,370
Working capital ..............................      15,033       13,786        9,758        9,754       10,425
Total assets .................................      17,255       18,099       13,233       13,389       15,021
Accumulated deficit ..........................    (187,619)    (169,376)    (149,009)    (134,011)    (121,496)
Total stockholders' equity ...................      15,384       14,303       10,871       11,453       12,827

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a product-based biopharmaceutical company primarily engaged in the discovery and development of small molecule drugs to reverse or slow down diseases of aging and complications of diabetes. Our product candidates represent novel approaches to some of the largest pharmaceutical markets. Our lead compound is in clinical development; several others are in earlier development stages. These pharmaceutical candidates were developed as a result of our research on the A.G.E. pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders, including cardiovascular, kidney and eye diseases.

         Alagebrium chloride (formerly ALT-71l) is our lead product candidate and we believe the only A.G.E. Crosslink Breaker in advanced human testing. In February, the United States Adopted Name (USAN) Council approved alagebrium chloride as the generic name of the chemical compound formerly known as ALT-711. Several

Phase 2 clinical trials have been completed: the DIAMOND trial in diastolic heart failure, the SAPPHIRE and SILVER trial in systolic hypertension and a trial in cardiovascular compliance. Based on evidence of alagebrium's demonstrated efficacy and biological activity in these Phase 2 trials, as well as a strong and consistent safety profile, additional Phase 2 trials are planned in two major cardiovascular indications, systolic hypertension and diastolic dysfunction in heart failure in the first half of 2004. The first of the Phase 2 trials was initiated in March 2004, SPECTRA, a Phase 2b trial in patients with systolic hypertension. Importantly, there are no currently marketed cardiovascular drugs that can work directly on the stiffening of the vasculature that leads to systolic hypertension and heart failure.

         Our primary priorities are to continue the clinical development of alagebrium in systolic hypertension and diastolic dysfunction in heart failure and to ensure that we have the funding and personnel necessary to accomplish this objective.

         As we continue clinical development of alagebrium, we will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound in other territories throughout the world. We believe that alagebrium may address the cardiovascular, diabetes and primary care physician markets.

         We plan to continue to explore the use of topical A.G.E. Crosslink Breakers in skin and photoaging, as a result of our recent evaluation of ALT-744. We will focus efforts on bringing forward other crosslink breaker compounds with more attractive formulation characteristics than those of ALT-744 to address the pharmaceutical market for skin and photoaging.

         Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $187,619,000 as of December 31, 2003, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

RESULTS OF OPERATIONS

Years Ended December 2003, 2002, 2001

     Revenues

         Total revenues for 2003, 2002 and 2001 were $179,000, $410,000 and
$452,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and short-term investments. The decrease in revenues in 2003 over 2002 was attributed to decreased investment balances and decreased interest rates. The decrease in revenues in 2002 over 2001 was attributed to decreased interest rates, partially offset by larger investment balances.

     Operating Expenses

         Total expenses decreased to $14,976,000 in 2003 from $17,938,000 in 2002, and increased from $13,222,000 in 2001, and in each year consisted primarily of research and development expenses. Research and development expenses were $9,930,000 in 2003, $14,992,000 in 2002 and $8,461,000 in 2001,
and included non-cash variable stock compensation expense/(benefit) of $20,000, $(94,000) and $165,000, respectively. Research and development expenses consisted primarily of third-party expenses associated with clinical and pre-clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and an allocation of facility expense.

         Research and development expenses decreased in 2003 from 2002 by $5,062,000, or 33.8%. This was primarily related to decreased clinical trial costs associated with the crosslink breaker program. In 2003, approximately $1,788,000 of total research and development expenditures was related to the Phase 2b SAPPHIRE and SILVER trial. The equivalent amount in 2002 was $6,631,000. This reduction is a result of the completion of the Phase 2b SAPPHIRE and SILVER trial in July 2003. The 2003 results also included approximately $4,147,000 in personnel and personnel-related costs, $1,279,000 in facility allocation, $751,000 in pre-clinical expenses, $672,000 of manufacturing costs (tableting, drug stability studies and active pharmaceutical ingredient development) and $432,000 in consulting expense.

         Research and development expenses increased in 2002 from 2001 by $6,531,000, or 77.2%. This was primarily related to increased clinical trial costs associated with the crosslink breaker program. In 2002, approximately $6,631,000 of total research and development expenditures was related to the Phase 2b SAPPHIRE and SILVER trial and the Phase 2a DIAMOND trial, as compared to approximately $971,000 in 2001, the year the trials were initiated. The 2002 results also included approximately $3,250,000 in personnel and personnel-related costs, $683,000 in pre-clinical expenses and approximately $1,872,000 of manufacturing costs. These manufacturing costs included finalizing the development of manufacturing processes for the production of clinical trial supplies and potential commercialization of alagebrium, drug stability studies and drug packaging.

         General and administrative expenses were $5,046,000 in 2003, increased from $2,946,000 in 2002 and from $4,761,000 in 2001. The changes in general and administrative expenses consisted primarily of non-cash variable stock compensation expense/(benefit) of $0, $(1,316,000) and $657,000 in 2003, 2002 and 2001, respectively. Excluding the non-cash variable stock compensation, general and administrative expenses were $5,046,000, $4,262,000 and $4,104,000 in 2003, 2002 and 2001, respectively. The increase in 2003 over 2002 is primarily related to $550,000 of business development and marketing costs incurred during the first half of 2003 associated with the unblinding of data from the SAPPHIRE and SILVER trial in July 2003.

         At December 31, 2003, we had available federal net operating loss carryforwards, which expire in various amounts from the years 2006 through 2023, of approximately $144,952,000 and State net operating loss carryforwards, which expire in the years 2004 through 2010, of approximately $91,343,000. In addition, at December 31, 2003, we had federal research and development credit carryforwards of approximately $6,401,000 and State research and development tax credit carryforwards of approximately $1,600,000.

     Net Loss

         We had net losses of $14,452,000 in 2003, $16,882,000 in 2002 and
$11,584,000 in 2001. Included in our net loss in 2003, 2002 and 2001 was the sale of approximately $2,083,000, $1,839,000 and $6,243,000, respectively, of our gross State net operating loss carryforwards and approximately $209,000, $578,000 and $802,000, respectively, of our State research and development tax credit carryforwards. The proceeds from the sale in 2003, 2002 and 2001 were approximately $345,000, $647,000 and $1,187,000, respectively.

         Included in the net loss applicable to common stockholders for 2003, 2002 and 2001 were preferred stock dividends of approximately $3,791,000, $3,485,000 and $3,204,000, respectively, and common stock deemed dividends of $210,000 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents and short-term investments at December 31, 2003, of $16,679,000 compared to $17,439,000 at December 31, 2002, a decrease of $760,000. Cash used in operations for the year ended December 31, 2003, totaled $15,906,000 (net of $345,000 of cash received for the sales of our New Jersey State net operating loss carryforwards and State research and development tax credit carryforwards) and consisted primarily of research and development expenses, personnel and related costs, and facility expenses. Cash used in investing activities for the year ended December 31, 2003, included approximately $86,000 of capital expenditures and restricted cash of $250,000 associated with our new facility lease. This was partially offset by $15,484,000 of cash provided by financing activities for the year ended December 31, 2003, related to public offerings of common stock and proceeds from stock option exercises. In October 2003, we completed a public offering of 4,457,146 shares of common stock at $1.75 per share, which provided net proceeds of approximately $7,772,000. The Stock Purchase Agreement, as amended, provides that the we could sell up to a total of 1,559,456 additional shares of common stock at $1.85 per share for approximately $2,885,000 in gross proceeds to such of the investors who elect to purchase shares on April 20, 2004, which is 120 business days after the initial closing. The investors are not obligated and at their discretion may elect not to purchase additional shares. In March 2003, we completed a public offering of 2,300,000 shares of common stock at $3.50 per share, which provided net proceeds of $7,656,000.

         In 2003, 2002 and 2001, we sold $2,083,000, $1,839,000 and $6,243,000, respectively, of our gross State net operating loss carryforwards and $209,000, $578,000 and $802,000, respectively, of our State research and development tax credit carryforwards under the State Program. The proceeds from the sale in 2003, 2002 and 2001 were $345,000, $647,000 and $1,187,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. As of December 31, 2003, we had State net loss carryforwards and State research and development tax credit carryforwards available for sale of approximately $92,944,000. The State renews the Program annually and limits the aggregate benefit to $10,000,000. We cannot be certain if we will be able to sell any or all of these carryforwards under the Program.

         We do not have any approved products and currently derive cash from sales of our securities, sales of our New Jersey operating loss carryforwards and interest on cash and cash equivalents. We are highly susceptible to conditions in the global financial markets and in the pharmaceutical industry. Positive and negative movement in those markets will continue to pose opportunities and challenges to us. Previous downturns in the market valuations of biotechnology companies and of the equity markets more generally have restricted our ability to raise additional capital on favorable terms.

         We expect to utilize cash to fund our operations and to initiate new Phase 2 trials in systolic hypertension and diastolic dysfunction in heart failure during the first half of 2004. The first of the Phase 2 trials was initiated in March 2004, SPECTRA, a Phase 2b trial in patients with systolic hypertension. The cost of these trials, exclusive of our internal cost, is currently estimated to be approximately $8.2 million for the systolic hypertension trial and $0.5 million for the first phase of the diastolic dysfunction trial. The cost includes executed, but cancelable, agreements with outside organizations. Based on our projected spending levels, including these trials, which are expected to continue into 2005, we do not currently have adequate cash and cash equivalents to complete the trials or complete the 2004 fiscal year and therefore will require additional funding during 2004. As a result, throughout 2004 and into 2005, we will monitor our liquidity position and the status of our clinical trials. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in our trials and other operations, if our level of cash and cash equivalents fall below pre-determined levels. We have the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. We believe that such curtailment actions, if needed, will enable us to fund our operations into early 2005.

         We will require, over the long-term, substantial new funding to pursue development and commercialization of alagebrium and our other product candidates and continue our operations. We believe that satisfying these capital requirements over the long-term will require successful commercialization of our product candidates. However, it is uncertain whether any products will be approved or will be commercially successful. The amount of our future capital requirements will depend on numerous factors, including the progress of our research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

         Because of our short-term and long-term capital requirements, we, as stated above, may seek access to the public or private equity markets. This may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to us. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates. If we are unable to obtain the necessary funding, we may need to cease operations.

         Our current priorities and the focus of our resources are the evaluation and continued development of alagebrium and determining the optimal course for the development of other compounds in our patent estate. As we continue clinical development of alagebrium, we will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time, continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound throughout the world. As described above, we believe that additional development of this compound and other product candidates will require us to obtain additional funding.

COMMITMENTS

         The table below presents our contractual obligations as of December 31, 2003:

                                                                        Payments Due by Period
                                               --------------------------------------------------------------------
                                                               Within 1           1-3           4-5         After 5
                                                Total            Year            Years         Years         Years
                                               --------        --------        --------        ------        -----
Contractual Obligations:
  Operating lease commitments...........       $  946,870        $303,377        $639,244        $4,249        $  --
  Employment agreements(1)..............          800,616           (1)             (1)           (1)            (1)
                                               ----------        --------        --------        ------        -----
     Total contractual obligations......       $1,747,486        $303,377        $639,244        $4,249        $  --
                                               ==========        ========        ========        ======        =====


(1) We have employment agreements with key executives, which provide that either party may terminate the agreement upon 30 days' prior written notice. If we terminate all of the agreements without cause, we are subject to a salary continuation obligation totaling $800,616.

CRITICAL ACCOUNTING POLICIES

         In December 2001, the SEC issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies and the likelihood of materially different reported results if different assumptions or conditions were to prevail. We have since carefully reviewed the disclosures included in our filings with the Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003, and accompanying audited financial statements and related notes thereto, as well as our definitive Proxy Statement for the 2003 Annual Meeting. We believe the effect of the following accounting policy is significant to our results of operations and financial condition.

         We account for options granted to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25" requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. As a result, net loss applicable to common stockholders and net loss per share applicable to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our exposure to market risk for changes in interest rates relates primarily to our investment in marketable securities. We do not use derivative financial instruments in our investments. Our investments consist primarily of debt instruments of the United States government, government agencies, financial institutions and corporations with strong credit ratings. The table below presents principal amounts and related weighted average interest rates as of December 31, 2003 for our investment portfolio. There are no maturities after 2003, and our exposure is limited based on the short-term nature of these investments.

                                                December 31,
Assets                                             2003
------                                             ----
Cash equivalents:
  Fixed rate.........................           16,678,582
  Average interest rate..............                  .96%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements and Schedules" on page 38.

         (b) The unaudited quarterly financial data for the two-year period ended December 31, 2003 is as follows:

                                                      Net Loss
                                     Loss Before   Applicable to
                                      Income Tax       Common      Basic/Diluted
                 Revenues   Expenses   Benefit     Stockholders    Loss Per Share
                 --------   --------   --------    ------------    --------------
                            (in thousands, except per share amounts)
2003
--------------
First Quarter    $     49   $  5,272   $ (5,223)      $ (6,128)       $  (0.18)
Second Quarter         55      5,117     (5,062)        (5,997)          (0.17)
Third Quarter          36      1,743     (1,707)        (2,672)          (0.07)
Fourth Quarter         39      2,844     (2,805)        (3,446)          (0.08)
                 --------   --------   --------       --------        --------
   Total Year    $    179   $ 14,976   $(14,797)      $(18,243)       $  (0.50)

2002
--------------
First Quarter    $    136   $  3,878   $ (3,742)      $ (4,574)       $  (0.15)
Second Quarter        117      4,961     (4,844)        (5,703)          (0.18)
Third Quarter          93      5,307     (5,214)        (6,101)          (0.19)
Fourth Quarter         64      3,792     (3,728)        (3,988)          (0.12)
                 --------   --------   --------       --------        --------
   Total Year    $    410   $ 17,938   $(17,528)      $(20,366)       $  (0.64)

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

         During the years ended December 31, 2001 and 2000 and the period from December 31, 2001 to the date of dismissal of Andersen, (i) there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement(s) in connection with its report, and (ii) there were no "reportable events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Vice President, Finance, have concluded that as of the end of such fiscal year, our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

         (b) Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to our certificate of incorporation, the Board of Directors is divided into three classes, each of which serves a term of three years. Class A consists of Ms. Breslow, Mr. Dalby and Mr. Moore, whose terms will expire at the Annual Meeting of Stockholders in 2004. Class B consists of Mr. Moch, Dr. Bransome and Dr. Naimark, whose terms will expire at the Annual Meeting of Stockholders in 2005. Class C consists of Mr. McCurdy and Dr. Novitch, whose terms will expire at the Annual Meeting of Stockholders in 2006.

         The current Board of Directors, including the nominees, is comprised of the following persons:

                                                          Served as a
Name                                        Age          Director Since              Positions with Alteon
----                                        ---          --------------              ---------------------
Kenneth I. Moch..........................   49                1998            Chairman of the Board, President and
                                                                              Chief Executive Officer
Edwin D. Bransome, Jr., M.D. ............   70                1999            Director
Marilyn G. Breslow.......................   59                1988            Director
Alan J. Dalby............................   67                1994            Director
David McCurdy............................   53                1997            Director
Thomas A. Moore..........................   53                2001            Director
George M. Naimark, Ph.D..................   79                1999            Director
Mark Novitch, M.D........................   71                1994            Director

         The principal occupations and business experience, for at least the past five years, of each director are as follows:

         Kenneth I. Moch, Chairman of the Board, President and Chief Executive Officer, joined the Company in February 1995, as Senior Vice President, Finance and Business Development and Chief Financial Officer. Mr. Moch became President, Chief Executive Officer and a director of the Company in December 1998. In June 2001, he was named Chairman of the Board. From 1990 to 1995, Mr. Moch serviced as President and Chief Executive Officer of Biocyte Corporation, a cellular therapy company that pioneered the use of cord blood stem cells in transplantation therapy. Mr. Moch was a founder and the Managing General Partner of Catalyst Ventures, a seed venture capital partnership, and was a founder of The Liposome Company, Inc. in Princeton, New Jersey, where he served as Vice President from 1982 to 1988. Previously, he was a management consultant with McKinsey & Company, Inc. and a biomedical technology consultant with Channing, Weinberg & Company, Inc. Mr. Moch received an A.B. in Biochemistry from Princeton University, and an M.B.A. with emphasis in Finance and Marketing from the Stanford Graduate School of Business.

         Edwin D. Bransome, Jr., M.D., has been a Director of the Company since July 1999. He is a Professor of Medicine and Physiology Emeritus at the Medical College of Georgia. He retired as Chief of the Section of Endocrinology and Metabolism in 2000, is the Past-President of the United States Pharmacopoeial Convention and has been a member of the USP Board of Trustees since 1990. He served on the Georgia Department of Medical Assistance (Medicaid) Drug Utilization Board from 1992-2000 and was its first Chairman. Currently, Dr. Bransome is in medical practice as a consultant in Endocrinology. He is a member of the editorial board of the journal, Diabetes Care. Dr. Bransome has had faculty positions at the Scripps Clinic and Research Foundation, MIT and the Harvard University School of Medicine. He received his A.B. in 1954 from Yale University and received his M.D. from Columbia University College of Physicians and Surgeons in 1958. His post-graduate training in Internal Medicine and Clinical Endocrinology fellowship was at the Peter Bent Brigham Hospital in Boston and in Biochemistry at Columbia University College of Physicians and Surgeons.

         Marilyn G. Breslow has been a Director of the Company since June 1988. She has been a Portfolio Manager/Analyst for W. P. Stewart & Co., Inc., the research subsidiary of W. P. Stewart & Co., Ltd., an investment advisory firm, since 1990, and is President of the New York office of WPS, Inc. She was a General Partner of Concord Partners and a Vice President of Dillon, Read & Co., Inc. from 1984 to 1990. Prior to Dillon, Read & Co., she worked at Polaroid Corporation from 1973 to 1984 and was with Peat, Marwick, Mitchell and Company from 1970 to 1972 and ICF, Inc. from 1972 to 1973. Ms. Breslow holds a B.S. degree from Barnard College and an M.B.A. from the Harvard Graduate School of Business Administration.

         Alan J. Dalby has been a Director of the Company since December 1994. He is the former Chairman of Reckitt Benckiser plc, a household products company, and former Chairman, Chief Executive Officer and a founder of Cambridge NeuroScience, Inc. He was Executive Vice President and member of the Board of Directors for SmithKline Beckman Corporation, retiring in 1987. Mr. Dalby is a Director of Acambis plc.

         David McCurdy, has been a Director of the Company since June 1997. He is currently the President of Electronic Industries Alliance ("EIA"), the premier trade organization representing more than 2,100 of the world's leading electronics manufacturers. Before becoming President of EIA in November 1998, Mr. McCurdy was Chairman and Chief Executive Officer of the McCurdy Group L.L.C., a business consulting and investment firm focused on high-growth companies in the fields of healthcare, high technology and international business, which he formed in 1995. Prior to forming the McCurdy Group, Mr. McCurdy served for 14 years in the United States House of Representatives from the fourth district of Oklahoma. He attained numerous leadership positions, including Chairman of the House Intelligence Committee and subcommittee chairs in both the House Armed Services Committee and the Science and Space Committee. He held a commission in the United States Air Force Reserve attaining the rank of major and serving as a Judge Advocate General (JAG). A 1972 graduate of the University of Oklahoma, Mr. McCurdy received his J.D. in 1975 from Oklahoma's Law School. He also studied international economics at the University of Edinburgh, Scotland, as a Rotary International Graduate Fellow.

         Thomas A. Moore has been a Director of the Company since October 2001. He was President and Chief Executive Officer of Biopure Corporation, a leading developer, manufacturer and marketer of oxygen therapeutics for the treatment of anemia and other applications, from 2002 to 2004. Prior to joining Biopure in 2002, Mr. Moore was President and Chief Executive Officer of Nelson Communications Worldwide, one of the largest providers of healthcare marketing services globally. Mr. Moore was President of Procter & Gamble's worldwide prescription and over-the-counter healthcare products business, and Group Vice President of the Procter & Gamble Company. He is a trustee of the Institute for Cancer Prevention, a non-profit organization that researches the nutritional and environmental factors in cancer and other diseases. Mr. Moore holds a B.A. in History from Princeton University.

         George M. Naimark, Ph.D., has been a Director of the Company since July 1999. He is President of Naimark & Barba, Inc., a management consultancy, since September 1966, and Naimark & Associates, Inc. a private healthcare consulting organization, since February 1994. Dr. Naimark has more than 30 years of experience in the pharmaceutical, diagnostic and medical device industries. His experience includes management positions in research and development, new product development and quality control. In addition, Dr. Naimark has authored books on patent law, communications and business, as well as many articles that appeared in general business, marketing, scientific and medical journals and was the editor of a medical journal. He received his Ph.D. from the University of Delaware in 1951, and received a B.S. and M.S. from Bucknell University in 1947 and 1948, respectively.

         Mark Novitch, M.D., has been a Director of the Company since June 1994. He retired as Vice Chairman and Chief Compliance Officer of the Upjohn Company in December 1993. Prior to joining Upjohn in 1985, he was Deputy Commissioner of the United States Food and Drug Administration. Dr. Novitch is a Director of Guidant Corporation, a supplier of cardiology and minimally invasive surgery products; Neurogen Corporation, a biopharmaceutical firm focused on central nervous system disorders; and Kos Pharmaceuticals, Inc., a developer of pharmaceutical products for cardiovascular and respiratory conditions. He graduated from Yale University and received his M.D. from New York Medical College.

Audit Committee of the Board

         In 2003, the Audit Committee of the Board of Directors was comprised of Marilyn G. Breslow, Edwin D. Bransome, Jr., M.D., Alan J. Dalby, David McCurdy, Thomas A. Moore, George M. Naimark, Ph.D., and Mark Novitch, M.D. All of the members of the Audit Committee are independent, as such term is defined by
Section 121A of the American Stock Exchange listing standards. The Board of Directors does not have an "audit committee financial expert," within the meaning of applicable regulations of the SEC, serving on its Audit Committee. The Board of Directors believes that one or more members of the Audit Committee satisfy the financial sophistication requirement of the American Stock Exchange and are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the application of GAAP in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements,
(iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that these members may not have obtained these attributes through the experience specified, and therefore may not qualify as an "audit committee financial expert."

Executive Officers

         The following table identifies our current executive officers:

                                                                                                     In Current
          Name                             Age          Capacities In Which Served                 Positions Since
          ----                             ---          --------------------------                 ---------------
Kenneth I. Moch.......................     49      Chairman of the Board                           June 2001
                                                     President and Chief Executive Officer         December 1998
Robert C. deGroof, Ph.D. (1)..........     59      Senior Vice President                           March 2000
                                                     Scientific Affairs
Judith S. Hedstrom (2)................     47      Senior Vice President                           February 2002
                                                     Corporate Development
Elizabeth A. O'Dell (3)...............     43      Vice President, Finance                         October 1993
                                                     Secretary and Treasurer

--------------------

(1) Robert C. deGroof, Ph.D., joined Alteon as Senior Vice President, Scientific Affairs, in March 2000. From April 1990 to February 2000, he was the President of Keystone Scientific Management. Dr. deGroof previously served as Director of Regulatory Affairs, World Wide Development Operations, for Bristol-Myers Squibb from July 1987 to March 1990. From November 1979 to July 1987, he served in various medical and regulatory positions within Johnson & Johnson. Prior to joining the industry, Dr. deGroof was an Assistant Professor of Pharmacology at Jefferson Medical College, Thomas Jefferson University, was the recipient of a National Institutes of Health postdoctoral fellowship at the University of Pennsylvania and was a Grass Fellow in Neurophysiology at the Marine Biological Laboratory, Woods Hole. Dr. deGroof received his B.S. at the University of Florida in 1967 and his Ph.D. in Physiology and Pharmacology from Duke University in 1973.

(2) Judith S. Hedstrom was appointed Senior Vice President, Corporate Development, in February 2002. From January 1996 to February 2002, she was a leader of the Pharmaceuticals and Medical Products Practice at McKinsey & Company, Inc., a global consulting firm, where she provided strategic advice on R&D, marketing, sales and business development matters to many biotechnology and pharmaceutical clients. Prior to that, Ms. Hedstrom was Vice President of Business Development at APACHE Medical Systems from April 1993 to January 1996. From June 1988 to April 1993, she was a Senior Consultant with The Wilkerson Group, formerly a leading healthcare consulting firm. Ms. Hedstrom received her B.A. and M.B.A. degrees from the University of Chicago.

(3) Elizabeth A. O'Dell has been Vice President, Finance, Secretary and Treasurer since October 1993. She served as Alteon's Director of Finance from February 1993 to September 1993 and as Controller of Alteon from February 1992 to February 1993. Ms. O'Dell was the Controller of Radiodetection Corporation from November 1991 to January 1992. From March 1987 to November 1991, she held various positions at Kratos Analytical, Inc. Prior to that, she served for five years in public accounting at PricewaterhouseCoopers LLP and Deloitte & Touche LLP. Ms. O'Dell received her B.B.A. and M.B.A. from Pace University. She is also a CPA in New Jersey.

       Executive officers are elected annually and serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file.

         Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Ethics

         We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. We have posted this Code on our website at www.alteon.com.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth certain information concerning the annual and long-term compensation for the fiscal years ended December 31, 2003, 2002 and 2001, of our Chief Executive Officer and three other highly compensated executive officers of Alteon who were serving as executive officers at December 31, 2003, or who served as executive officers during the fiscal year ended December 31, 2003 (collectively, the "Named Officers"):

                           Summary Compensation Table

                                                                                    Long-Term
                                                                                  Compensation
                                             Annual Compensation              Stock Option Awards
                                       -------------------------------        -------------------    All Other
Name and Principal Position            Year         Salary      Bonus          (Number of Shares)   Compensation
---------------------------            ----         ------      -----          ------------------   ------------
Kenneth I. Moch................        2003        $353,600   $200,000(1)            100,000          $ 3,000(2)
    President and                      2002         340,000         --               100,000            2,750(2)
    Chief Executive Officer            2001         326,025    100,000(3)            500,000            2,625(2)

Robert C. deGroof, Ph.D........        2003        $234,780   $ 68,333                75,000          $41,385(4)
   Senior Vice President               2002         225,750         --               175,000           43,514(5)
   Scientific Affairs                  2001         215,000     50,000(3)             75,000           35,253(6)

Judith S. Hedstrom (7).........        2003        $223,600   $ 78,333(8)            150,000          $ 3,000(2)
   Senior Vice President               2002         188,125     15,000(9)            275,000            2,750(2)
   Corporate Development

Elizabeth A. O'Dell............        2003        $176,800   $ 30,000(10)           150,000          $ 3,000(2)
   Vice President, Finance             2002         170,000         --                30,000            2,750(2)
    Secretary and Treasurer            2001         150,800     15,000(3)             11,667            2,625(2)

---------------------
(1) Includes a $100,000 deferred performance bonus relating to the year ended December 31, 2003, paid in 2004.

(2) Represents matching 401(k) contributions we paid on behalf of the executive officer.

(3) Represents a deferred performance bonus relating to the year ended December 31, 2001, paid in 2002.

(4) Includes a housing allowance of $30,000, medical premiums of $7,885 and matching 401(k) contributions of $3,500.

(5) Includes a housing allowance of $30,000, medical premiums of $10,514 and matching 401(k) contributions of $3,000.

(6) Includes a housing allowance of $30,000, medical premiums of $2,628 and matching 401(k) contributions of $2,625.

(7) Ms. Hedstrom began serving as Senior Vice President, Corporate Development, in February 2002.

(8) Includes a $45,000 deferred performance bonus relating to the year ended December 31, 2003, paid in 2004.

(9) Represents a deferred bonus relating to the year ended 2002, paid in 2003.

(10) Includes a $20,000 deferred performance bonus relating to the year ended December 31, 2003, paid in 2004.

         The following tables set forth certain information concerning grants and exercises of stock options during the fiscal year ended December 31, 2003, to and by the Named Officers:

                        Option Grants in Last Fiscal Year


                                                Percentage                                    Potential Realizable
                                                 of Total                                   Value at Assumed Annual
                                   Number of     Options         Exercise                     Rates of Stock Price
                                  Securities    Granted to          or                         Appreciation for
                                  Underlying   Employees in        Base                         Option Term(1)
                                    Options       Fiscal        Price Per    Expiration    ------------------------
      Name                          Granted        2003           Share         Date            5%            10%
      ----                          -------        ----           -----       --------     -----------     --------
Kenneth I. Moch.............        100,000        13.7%          $1.56       12/10/13     $    98,108     $248,624
Robert C. deGroof, Ph.D. ...         75,000        10.2%           1.56       12/10/13          73,581      186,468
Judith S. Hedstrom..........        150,000        20.5%           1.56       12/10/13         147,161      372,936
Elizabeth A. O'Dell.........        150,000        20.5%           1.56       12/10/13         147,161      372,936

---------------------
(1) The dollar amounts under these columns are the result of calculations assuming that the price of common stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of our stock price over the option term of 10 years.

                 Aggregated Option Exercises In Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                            Number of
                              Shares                 Securities Underlying             Value of
                             Acquired                Unexercised Options at           Unexercised
                                on                      December 31, 2003        in-the-Money Options at
                             Exercise      Value    --------------------------     December 31, 2003(1)
         Name                  (#)       Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
         ----                  ---       --------   -----------  -------------  -----------  -------------
Kenneth I. Moch ............      --           --      605,308      466,667      $211,568      $  1,000
Robert C. deGroof, Ph.D.....      --           --      309,583      340,417            --           750
Judith S. Hedstrom .........      --           --       70,833      354,167            --         1,500
Elizabeth A. O'Dell ........  15,500     $ 13,439      343,667      180,000        99,031         1,500

----------------
(1) Based on the closing price on the American Stock Exchange at December 31, 2003 ($1.57).

Director Compensation

         All of the directors are reimbursed for their expenses for each Board and committee meeting attended. Directors who are not compensated as Alteon employees receive $1,500 per meeting attended in person and $1,000 for each meeting attended by telephone for their service to the Board. Non-compensated directors also receive, upon the date of their election or re-election to the Board and on the dates of the next two Annual Meetings of Stockholders (subject to their continued service on the Board of Directors), a stock option to purchase 20,000 shares of common stock (subject to adjustment if they received stock options upon appointment to the Board between Annual Meetings of Stockholders to fill a vacancy or newly created directorship) at an exercise price equal to the fair market value of the common stock on the date of grant. Each of these options will vest and become exercisable on the date of Alteon's first Annual Meeting of Stockholders following the date of grant, subject to the director's continued service on the Board.

Compensation Committee Interlocks and Insider Participation

         The persons who served as members of the Compensation Committee of the Board of Directors during 2003 were Alan J. Dalby, Edwin D. Bransome, Jr., M.D., Marilyn G. Breslow, David McCurdy, Thomas A. Moore, George M. Naimark, Ph.D., and Mark Novitch, M.D. None of the members of the Compensation Committee was an officer, former officer or employee of Alteon or had any relationship with Alteon requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. No executive officer has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of Alteon or a member of our Compensation Committee.

Employment Agreements and Termination of Employment Arrangements with Executive Officers

         Kenneth I. Moch entered into a three-year amended and restated employment agreement with Alteon as of December 15, 1998. By letter agreement dated December 3, 2001, the term of Mr. Moch's amended and restated employment agreement was extended for an additional three years to December 15, 2004. Pursuant to this letter agreement, Mr. Moch received stock options to purchase an aggregate of 500,000 shares of our common stock. Under the amended and restated employment agreement, Mr. Moch serves as our Chief Executive Officer and is entitled to an annual salary of $300,000 (subject to annual review by the Board of Directors) plus an annual bonus awarded at the discretion of the Board of Directors. Based on the provisions of his agreement, in December 2003, the Board of Directors approved an increase in Mr. Moch's base salary to $367,744.

         Robert C. deGroof, Ph.D., entered into a three-year employment agreement with Alteon as of March 14, 2000. By letter agreement dated March 14, 2003, the term of Dr. deGroof's amended and restated employment agreement was extended for an additional three years to March 14, 2006. Pursuant to this letter agreement, Dr. deGroof received stock options to purchase an aggregate of 100,000 shares of our common stock and is entitled to an annual salary of $234,780 (subject to annual review by the Board of Directors) plus an annual bonus awarded at the discretion of the Board of Directors. Based on the provisions of his agreement, in December 2003, the Board of Directors approved an increase in Dr. deGroof's base salary to $250,000.

         Judith S. Hedstrom entered into a three-year employment agreement with Alteon as of February 11, 2002. Under the employment agreement, Ms. Hedstrom is entitled to an annual salary of $215,000 (subject to annual review by the Board of Directors) plus an annual bonus awarded at the discretion of the Board of Directors. Ms. Hedstrom received stock options to purchase 200,000 shares of our common stock. Pursuant to the agreement, in December 2003, the Board of Directors approved an increase in Ms. Hedstrom's base salary to $250,000.

         Elizabeth A. O'Dell, by letter agreement dated December 22, 2003, entered into an amended and restated employment agreement for an additional three years to December 31, 2006. Pursuant to this letter agreement, Ms. O'Dell received stock options to purchase an aggregate of 100,000 shares of our common stock and is entitled to an annual salary of $182,872 (subject to annual review by the Board of Directors) plus an annual bonus awarded at the discretion of the Board of Directors.

         In addition to provisions in the above-described agreements requiring each individual to maintain the confidentiality of our information and assign inventions to us, such executive officers have agreed that during the terms of their agreements and for one year thereafter, they will not compete with us by engaging in any capacity in any business that is competitive with our business. The employment agreements of Mr. Moch, Dr. deGroof, Ms. Hedstrom and Ms. O'Dell provide that either party may terminate the agreement upon 30 days' prior written notice, subject to a salary continuation obligation of Alteon if it terminates the agreements without cause. Mr. Moch and Ms. O'Dell will receive a 12-month salary continuation and Dr. deGroof and Ms. Hedstrom will receive a six-month salary continuation under such circumstances.

         All employment agreements between Alteon and its Vice Presidents provide that all unvested stock options held by such Vice Presidents will vest and become exercisable immediately in the event of a change in control of Alteon.

Change in Control Severance Benefits Plan

         In February 1996, we adopted the Alteon Inc. Change in Control Severance Benefits Plan to protect and retain qualified employees and to encourage their full attention, free from distractions caused by personal uncertainties and risks in the event of a pending or threatened change in control of Alteon. The Severance Plan provides for severance benefits to employees upon certain terminations of employment after or in connection with a change in control of Alteon as defined in the Severance Plan. Following a qualifying termination that occurs as a result of a change in control, officers of Alteon will be entitled to continuation of (i) their base salary for a period of 24 months, and (ii) all benefit programs and plans providing for health and insurance benefits for a period of up to 18 months. In addition, upon a change in control of Alteon, all outstanding unexercisable stock options held by employees will become exercisable.

401(k) Plan

         We have a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($13,000 in 2004) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan does not require that we make additional matching contributions to the 401(k) Plan on behalf of participants in the 401(k) Plan. However, in 1998, we began making discretionary contributions at a rate of 25% of employee contributions up to a maximum of 5% of their base salary. Contributions by employees to the 401(k) Plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholder Information

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 23, 2004, except as otherwise set forth below, by each (i) person who is known to Alteon to own beneficially more than 5% of the common stock, and (ii) current director and Named Officer, including the nominees, and by all current directors and officers as a group:

                                                                      Amount and Nature of
    Name of Beneficial Owner (1)                                     Beneficial Ownership (1)  Percent of Class (2)
    ----------------------------                                     ------------------------  --------------------
Charles Livingston Grimes...................................             2,500,000  (3)                6.2%
   P.O. Box 136
   Mendenhall, PA 19357
William Harris Investors, Inc...............................             2,083,400  (4)                5.1%
   2 North LaSalle Street Suite 400
   Chicago, IL 60602
Kenneth I. Moch.............................................               649,097  (5)                1.5%
Edwin D. Bransome, Jr., M.D.................................                72,500  (6)                  *
Marilyn G. Breslow**........................................               128,467  (7)                  *
Alan J. Dalby**.............................................               134,998  (8)                  *
David McCurdy...............................................               106,067  (9)                  *
Thomas A. Moore**...........................................                59,000 (10)                  *
George M. Naimark, Ph.D. ...................................                82,337 (11)                  *
Mark Novitch, M.D...........................................               394,667 (12)                  *
Robert C. deGroof, Ph.D. ...................................               330,416 (13)                  *
Judith S. Hedstrom..........................................                91,666 (14)                  *
Elizabeth A. O'Dell.........................................               403,667 (15)                  *
All current directors and officers as a group (11 persons)..             2,452,882 (16)                5.7%

-----------------------
*        Less than one percent.

**       Nominee for election to the Board of Directors.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Applicable percentage of ownership is based on 40,472,898 shares of common stock outstanding.

(3) As set forth in Schedule 13D/A, dated August 20, 2003, filed by Mr. Grimes with the SEC.

(4) As set forth in Schedule 13G, dated February 17, 2004, filed by William Harris Investors, Inc. with the SEC.

(5) Includes 2,023 shares of common stock and 646,974 shares of common stock subject to options which were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004, and 100 shares held by Mr. Moch's sons. Does not include options to purchase 425,001 shares of common stock which will become exercisable more than 60 days after February 23, 2004, nor options to purchase 1,150,025 shares of common stock held in trust for Mr. Moch's minor children, for which Mr. Moch's wife is the trustee and Mr. Moch disclaims beneficial ownership.

(6) Includes 10,000 shares of common stock held directly by Dr. Bransome, 2,500 shares held by his wife and 60,000 shares of common stock subject to options that were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include an option to purchase 20,000 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(7) Includes 128,467 shares of common stock subject to options that were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include an option to purchase 20,000 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(8) Includes 12,467 shares of common stock and 122,531 shares of common stock subject to options which were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include an option to purchase 20,000 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(9) Includes 106,067 shares of common stock subject to options which were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include an option to purchase 20,000 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(10) Includes 24,000 shares of common stock held directly by Mr. Moore and 35,000 shares of common stock subject to options which were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include an option to purchase 20,000 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(11) Includes 5,000 shares of common stock held directly by Dr. Naimark, 4,000 shares held jointly by Dr. Naimark and his wife and 73,337 shares of common stock subject to options which were exercisable as of February 23 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include an option to purchase 20,000 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(12) Includes 5,000 shares of common stock held jointly by Dr. Novitch and his wife and 389,667 shares of common stock subject to options that were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include an option to purchase 20,000 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(13) Includes 330,416 shares of common stock subject to options which were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include options to purchase 319,584 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(14) Includes 91,666 shares of common stock subject to options that were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include options to purchase 333,334 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(15) Includes 35,500 shares of common stock held directly by Ms. O'Dell, 2,000 shares of common stock held by Ms. O'Dell's husband and 366,167 shares of common stock subject to options which were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004. Does not include options to purchase 167,500 shares of common stock which will become exercisable more than 60 days after February 23, 2004.

(16) Includes 2,350,292 shares of common stock subject to options which were exercisable as of February 23, 2004, or which will become exercisable within 60 days after February 23, 2004.

Equity Compensation Plan Information

         The following table sets forth information concerning the number of outstanding options, the weighted average exercise price of those securities and the number of securities remaining to be granted under existing equity plans, whether approved or not approved by security holders, as of December 31, 2003:

                                                   Number of Securities      Weighted Average    Number of Securities
                                                    To Be Issued Upon       Exercise Price of    Remaining Available
                                                       Exercise of            Outstanding        for Future Issuance
                                                   Outstanding Options,     Options, Warrants    Under Existing Equity
           Plan Category                           Warrants and Rights         and Rights         Compensation Plans
           -------------                           -------------------         ----------         ------------------
Equity compensation plans approved
   by security holders.....................             5,979,318                 $2.93                2,178,370
Equity compensation plans not
   approved by security holders............                   N/A                   N/A                      N/A
                                                        ---------                 -----                ---------

         Total.............................             5,979,318                 $2.93                2,178,370
                                                        =========                 =====                =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit fees

         The following table summarizes the fees paid or payable to KPMG for services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

                         Fiscal Year Ended     Fiscal Year Ended
  Type of Fees           December 31, 2003     December 31, 2002
  ------------           -----------------     -----------------
Audit Fees ..........         $82,700               $53,500
Audit-Related Fees...              --                    --
Tax Fees ............          15,250                    --
All other Fees ......              --                    --
                              -------               -------
   Total Fees .......         $97,950               $53,500
                              =======               =======

         The caption "audit fees" are fees we paid KPMG for professional services for the audit of our financial statements included in our Form 10-K, review of our financial statements included in our Form 10-Qs and for the issuance of comfort letters and/or consents in connection with registration statements. "Tax fees" are fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Accountants

         The Audit Committee pre-approves all audit and legally permissible non-audit services provided by the independent accountants. The Audit Committee pre-approved all services performed by the independent accountants during 2002 and 2003.

ITEM 15. FINANCIAL STATEMENTS, REPORTS ON FORM 8-K AND EXHIBITS.

         (a)  Financial Statements.

              Our audited financial statements and the Independent Auditors' Report are appended to this Annual Report on Form 10-K. Reference is made to the "Index to Financial Statements" on page 38.

         (b)  Reports on Form 8-K.

              On November 14, 2003, we filed a current report on Form 8-K, dated November 13, 2003, regarding our financial condition and results of operations for the quarter ended September 30, 2003.

              On November 12, 2003, we filed a current report on Form 8-K, dated November 10, 2003, reporting the results of a pre-clinical canine study of alagebrium.

              On October 20, 2003, we filed a current report on Form 8-K, dated October 15, 2003, announcing that we entered into a Stock Purchase Agreement to sell 6,016,602 shares of common stock.

         (c)  Exhibits.

              The exhibits required to be filed are listed on the "Exhibit Index" attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March 2004.

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

               Signature                                 Title                                    Date
               ---------                                 -----                                    ----
/s/ Kenneth I. Moch                  Chairman of the Board,                                  March 12, 2004
------------------------------       President and Chief Executive Officer
Kenneth I. Moch                      (principal executive officer)

/s/ Elizabeth A. O'Dell              Vice President, Finance, Secretary and Treasurer        March 12, 2004
------------------------------       (principal accounting officer)
Elizabeth A. O'Dell

/s/ Edwin Bransome, Jr., M.D.        Director                                                March 12, 2004
------------------------------
Edwin Bransome, Jr., M.D.

/s/ Marilyn G. Breslow               Director                                                March 12, 2004
------------------------------
Marilyn G. Breslow

/s/ Alan J. Dalby                    Director                                                March 12, 2004
------------------------------
Alan J. Dalby

/s/ David McCurdy                    Director                                                March 12, 2004
------------------------------
David McCurdy

/s/ Thomas A. Moore                  Director                                                March 12, 2004
------------------------------
Thomas A. Moore

/s/ George M. Naimark, Ph.D.         Director                                                March 12, 2004
----------------------------
George M. Naimark, Ph.D.

/s/ Mark Novitch, M.D.               Director                                                March 12, 2004
------------------------------
Mark Novitch, M.D.

Form 10-K - Item 14(a)(1)
Alteon Inc.
Index to Financial Statements

                                                                                            Page
                                                                                            ----
Independent Auditors' Report - KPMG LLP.............................................         39

Report of Independent Public Accountants - Arthur Andersen LLP......................         40

Financial Statements:

         Balance Sheets at December 31, 2003 and 2002...............................         41

         Statements of Operations for the years ended
            December 31, 2003, 2002 and 2001........................................         42

         Statements of Stockholders' Equity for the years ended
            December 31, 2003, 2002 and 2001........................................         43

         Statements of Cash Flows for the years ended
            December 31, 2003, 2002 and 2001........................................         44

         Notes to Financial Statements..............................................         45

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Alteon Inc.:

We have audited the accompanying balance sheets of Alteon Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders' equity and cash flows of Alteon Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ KPMG LLP

Short Hills, New Jersey
March 3, 2004

INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS' REPORT

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP ("ANDERSEN"). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

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

Roseland, New Jersey
January 22, 2002

                                   ALTEON INC.
                                 BALANCE SHEETS

                                                                         December 31,       December 31,
                                                                            2003                2002
                                                                        -------------      -------------
                                     ASSETS
Current Assets:

   Cash and cash equivalents ......................................     $  16,678,582      $  14,452,413
   Short-term investments .........................................                --          2,986,200
   Other current assets ...........................................           225,439            143,124
                                                                        -------------      -------------

     Total current assets .........................................        16,904,021         17,581,737

   Property and equipment, net ....................................           100,964            517,623
   Restricted cash ................................................           250,000                 --
                                                                        -------------      -------------

     Total assets .................................................     $  17,254,985      $  18,099,360
                                                                        =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable ...............................................     $     470,841      $     537,394
   Accrued expenses ...............................................         1,399,712          3,258,729
                                                                        -------------      -------------

     Total current liabilities ....................................         1,870,553          3,796,123
                                                                        -------------      -------------

Stockholders' Equity:

   Preferred stock, $0.01 par value,
     1,993,329 shares authorized, and 1,174 and 1,079 shares
     of Series G and 3,525 and 3,241 shares of Series H
     issued and outstanding, as of December 31, 2003 and
     December 31, 2002, respectively ..............................                47                 43

   Common stock, $0.01 par value,
     80,000,000 shares authorized, and 40,467,148 and 33,600,841 shares issued and outstanding, as of December 31, 2003 and
     December 31, 2002, respectively ..............................           404,671            336,008

   Additional paid-in capital .....................................       202,598,573        183,341,416

   Accumulated deficit ............................................      (187,618,859)      (169,375,594)

   Accumulated other comprehensive income .........................                --              1,364
                                                                        -------------      -------------

     Total stockholders' equity ...................................        15,384,432         14,303,237
                                                                        -------------      -------------

Total liabilities and stockholders' equity ........................     $  17,254,985      $  18,099,360
                                                                        =============      =============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS

                                                                       Year ended December 31,
                                                           ------------------------------------------------
                                                               2003              2002             2001
                                                           ------------      ------------      ------------
Revenues:

   Investment income .................................     $    179,006      $    409,853      $    451,518
                                                           ------------      ------------      ------------

Expenses:

   Research and development (which includes non-cash
     variable stock compensation expense/(benefit)
     in 2003, 2002 and 2001 of $20,019, $(93,516)
     and $164,988, respectively) .....................        9,929,704        14,992,418         8,461,476
   General and administrative (which includes non-cash
     variable stock compensation expense/(benefit) in
     2003, 2002 and 2001 of $0, $(1,315,635) and
     $657,295, respectively) .........................        5,046,357         2,945,846         4,760,747
                                                           ------------      ------------      ------------

        Total expenses ...............................       14,976,061        17,938,264        13,222,223
                                                           ------------      ------------      ------------

Loss before income tax benefit .......................      (14,797,055)      (17,528,411)      (12,770,705)

   Income tax benefit ................................          344,637           646,500         1,186,921
                                                           ------------      ------------      ------------

Net loss .............................................      (14,452,418)      (16,881,911)      (11,583,784)

   Preferred stock dividends .........................        3,790,847         3,485,042         3,203,906
   Common stock warrant deemed dividends .............               --                --           209,528
                                                           ------------      ------------      ------------

Net loss applicable to common stockholders ...........     $(18,243,265)     $(20,366,953)     $(14,997,218)
                                                           ============      ============      ============

Basic/diluted net loss per share applicable
   to common stockholders ............................     $      (0.50)     $      (0.64)     $      (0.61)
                                                           ============      ============      ============

Weighted average common shares used in computing
   basic/diluted net loss per share ..................       36,189,655        31,793,466        24,555,885
                                                           ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Accumulated
                                    Preferred Stock      Common Stock        Additional                      Other        Total
                                    ---------------   --------------------    Paid-in      Accumulated   Comprehensive Stockholders'
                                     Shares  Amount    Shares      Amount     Capital        Deficit     Income/(Loss)    Equity
                                     ------  ------    ------      ------     -------        -------     -------------    ------
Balances at
DECEMBER 31, 2000 ...............     3,651  $  37   22,399,660  $ 223,997  $145,241,265  $(134,011,423)     $  (870)  $ 11,453,006
                                                                                                                       ------------
  Net loss ......................        --     --           --         --            --    (11,583,784)          --    (11,583,784)
  Change in unrealized
    gains/(losses) ..............        --     --           --         --            --             --       10,335         10,335
                                                                                                                       ------------
  Comprehensive loss ............                                                                                       (11,573,449)
  Issuance of Series G and H
   preferred stock dividends ....       321      3           --         --     3,203,903     (3,203,906)          --             --
  Exercise of employee stock
   options ......................        --     --      415,186      4,151       428,698             --           --        432,849
  Public offering of common
   stock ........................        --     --    4,500,000     45,000     9,365,080             --           --      9,410,080
  Compensation expense related to
   variable plan employee
   stock options ................        --     --           --         --       822,283             --           --        822,283
  Common stock warrant deemed
   dividends ....................        --     --           --         --       209,528       (209,528)          --             --
  Compensation expense
   in connection with the
   issuance of non-qualified
   stock options, stock option
   modifications and options
   granted to non-employees .....        --     --           --         --       326,177             --           --        326,177
                                      -----  -----   ----------  ---------  ------------  -------------      -------   ------------
DECEMBER 31, 2001 ...............     3,972     40   27,314,846    273,148   159,596,934   (149,008,641)       9,465     10,870,946
                                                                                                                       ------------
  Net loss ......................        --     --           --         --            --    (16,881,911)          --    (16,881,911)
  Change in unrealized
    gains/(losses) ..............        --     --           --         --            --             --       (8,101)        (8,101)
                                                                                                                       ------------
  Comprehensive loss ............                                                                                       (16,890,012)
  Issuance of Series G and H
   preferred stock dividends ....       348      3           --         --     3,485,039     (3,485,042)          --             --
  Exercise of employee stock
   options ......................        --     --      121,710      1,217       120,797             --           --        122,014
  Public offerings of common
   stock ........................        --     --    6,164,285     61,643    21,513,373             --           --     21,575,016
  Compensation benefit related to
   variable plan employee stock
   options ......................        --     --           --         --    (1,409,151)            --           --     (1,409,151)
  Compensation expense
   in connection with the
   issuance of non-qualified
   stock options to
   non-employees ................        --     --           --         --        34,424             --           --         34,424
                                      -----  -----   ----------  ---------  ------------  -------------      -------   ------------
DECEMBER 31, 2002 ...............     4,320     43   33,600,841    336,008   183,341,416   (169,375,594)       1,364     14,303,237
                                                                                                                       ------------
  Net loss ......................        --     --           --         --            --    (14,452,418)          --    (14,452,418)
  Change in unrealized
    gains/(losses) ..............        --     --           --         --            --             --       (1,364)        (1,364)
                                                                                                                       ------------
  Comprehensive loss ............                                                                                       (14,453,782)
  Issuance of Series G and H
   preferred stock dividends ....       379      4           --         --     3,790,843     (3,790,847)          --             --
  Exercise of employee stock
   options ......................        --     --       51,688        517        54,937             --           --         55,454
  Public offerings of
   common stock .................        --     --    6,757,146     67,571    15,360,705             --           --     15,428,276
  Exercise of warrants ..........        --     --       57,473        575          (575)            --           --             --
  Compensation expense related
   to variable plan employee
   stock options ................        --     --           --         --        20,019             --           --         20,019
  Compensation expense
   in connection with the
   issuance of non-qualified
   stock options
   to non-employees .............        --     --           --         --        31,228             --           --         31,228
                                      -----  -----   ----------  ---------  ------------  -------------      -------   ------------
DECEMBER 31, 2003 ...............     4,699  $  47   40,467,148  $ 404,671  $202,598,573  $(187,618,859)     $    --   $ 15,384,432
                                      =====  =====   ==========  =========  ============  =============      =======   ============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                 ------------------------------------------
                                                                     2003           2002           2001
                                                                 ------------   ------------   ------------
Cash flows from operating activities:
     Net loss .................................................  $(14,452,418)  $(16,881,911)  $(11,583,784)

Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization ............................       502,826        637,162        636,565
     Stock compensation expense ...............................        31,228         34,424        326,177
     Non-cash compensation expense/(benefit) related to
        variable plan employee stock options ..................        20,019     (1,409,151)       822,283

Changes in operating assets and liabilities:
     Other assets .............................................       (82,315)     1,254,456        340,895
     Accounts payable and accrued expenses ....................    (1,925,570)     1,433,990        425,775
                                                                 ------------   ------------   ------------

        Net cash used in operating activities .................   (15,906,230)   (14,931,030)    (9,032,089)
                                                                 ------------   ------------   ------------

Cash flows from investing activities:
     Capital expenditures .....................................       (86,167)       (45,109)       (50,159)
     Purchases of marketable securities .......................    (3,015,164)   (18,020,917)   (16,743,570)
     Maturities of marketable securities ......................     6,000,000     21,503,000     16,632,000
     Restricted cash ..........................................      (250,000)            --             --
                                                                 ------------   ------------   ------------

        Net cash provided by/(used in) investing activities....     2,648,669      3,436,974       (161,729)
                                                                 ------------   ------------   ------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock ...............    15,428,276     21,575,016      9,410,080
     Net proceeds from exercise of employee stock
        options ...............................................        55,454        122,014        432,849
                                                                 ------------   ------------   ------------

        Net cash provided by financing activities .............    15,483,730     21,697,030      9,842,929
                                                                 ------------   ------------   ------------

Net increase in cash and cash equivalents .....................     2,226,169     10,202,974        649,111
Cash and cash equivalents, beginning of year ..................    14,452,413      4,249,439      3,600,328
                                                                 ------------   ------------   ------------

Cash and cash equivalents, end of year ........................  $ 16,678,582   $ 14,452,413   $  4,249,439
                                                                 ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

         Alteon Inc. ("Alteon" or the "Company") is a product-based biopharmaceutical company engaged in the discovery and development of small molecule drugs to reverse or slow down diseases of aging and complications of diabetes. The Company's product candidates represent novel approaches to some of the largest pharmaceutical markets. The Company conducts its business in one operating segment. Alteon's proprietary technology focuses on Advanced Glycation End-products ("A.G.E.s"). A.G.E.s ultimately form crosslinks with adjacent proteins, leading to a loss of flexibility and function in body tissues, vessels and organs. All of the Company's products are in research or development, and no revenues have been generated from product sales.

         Alagebrium chloride (formerly ALT-71l) is our lead product candidate and we believe the only A.G.E. Crosslink Breaker in advanced human testing. In February, the United States Adopted Name (USAN) Council approved alagebrium chloride as the generic name of the chemical compound formerly known as ALT-711. Several Phase 2 clinical trials have been completed: the DIAMOND (Distensibility Improvement And ReMOdeliNg in Diastolic Heart Failure) trial in diastolic heart failure ("DHF"); the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trial in systolic hypertension; and a trial in cardiovascular compliance. Based on evidence of alagebrium's demonstrated efficacy and biological activity in these Phase 2 clinical trials, as well as a strong and consistent safety profile, Alteon is proceeding with Phase 2 development of alagebrium in two major cardiovascular indications, systolic hypertension and heart failure in the first half of 2004. The first of the Phase 2 trials was initiated in March 2004, SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), a Phase 2b trial in patients with systolic hypertension. Importantly, there are no currently marketed cardiovascular drugs that can work directly on the stiffening of the vasculature that leads to systolic hypertension and heart failure.

         As Alteon continues clinical development of alagebrium, it will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound in other territories throughout the world. The Company believes that alagebrium may address the cardiovascular, diabetes and primary care physician markets.

         Alteon plans to continue to explore the use of topical A.G.E. Crosslink Breakers in skin and photoaging, as a result of its recent evaluation of ALT-744's positive activity in this area. The Company will focus efforts on bringing forward other crosslink breaker compounds with more attractive formulation characteristics than those of ALT-744 to address the pharmaceutical market for skin and photoaging.

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

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Cash and Cash Equivalents and Short-Term Investments

         Cash and cash equivalents include cash and highly liquid investments which have a maturity of less than three months at the time of purchase. Short-term investments are considered available-for-sale and are recorded at fair value, as determined by quoted market prices, with changes in fair value recorded as a component of accumulated other comprehensive income/(loss). As of December 31, 2002, short-term investments totaling $2,986,200 were invested in debt instruments of the United States government and government agency funds. The cost of short-term investments was $2,984,836 at December 31, 2002.

     Financial Instruments

         Financial instruments reflected in the Balance Sheets are recorded at cost which approximates fair value for cash equivalents, short-term investments, restricted cash, accounts payable and other current liabilities.

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

     Stock-Based Compensation

         The Company accounts for employee stock-based compensation and awards issued to non-employee directors under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Stock option awards issued to consultants and contractors are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services." In March 2000, the Financial Accounting Standards Board ("FASB") released Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998. (See Note 8.)

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         If the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee and director option grants, the Company's pro forma net loss and net loss per share applicable to common stockholders for 2003, 2002 and 2001 would be as follows:

                                                                     Year Ended December 31,
                                                           ------------------------------------------
                                                               2003            2002          2001
                                                               ----            ----          ----
Net loss, as reported ...................................  $(14,452,418)  $(16,881,911)  $(11,583,784)
Add:    Variable non-cash employee
        and director stock compensation expense/(benefit)
        recognized in the Statements of Operations ......        20,019     (1,409,151)       822,283
Less:   Total stock-based employee and director
        compensation expense determined under
        fair value method ...............................    (1,316,721)    (1,892,584)    (2,029,445)
                                                           ------------   ------------   ------------
Pro forma net loss ......................................  $(15,749,120)  $(20,183,646)  $(12,790,946)
Preferred stock dividends ...............................     3,790,847      3,485,042      3,203,906
Common stock warrant deemed dividends ...................            --             --        209,528
                                                           ------------   ------------   ------------
Pro forma net loss applicable to common stockholders ....  $(19,539,967)  $(23,668,688)  $(16,204,380)

Net loss per share applicable to common stockholders:
        Basic/diluted, as reported ......................  $      (0.50)  $      (0.64)  $      (0.61)
        Basic/diluted,  pro forma .......................  $      (0.54)  $      (0.74)  $      (0.66)

         The fair value of each stock option grant, for recognition or disclosure purposes, is calculated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: weighted average risk free interest rate of 3.24%, 2.90% and 4.0%, respectively; weighted average expected life of 5.31, 4.49 and
4.75 years, respectively, and the contractual life for grants to consultants and contractors; expected dividend yield of 0%; and weighted average expected volatility of 132.35%, 108.98% and 110.39%, respectively.

     Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     Net Loss Per Share Applicable to Common Stockholders

         Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of common stock equivalents excluded from the calculation as of December 31, 2003, 2002 and 2001, was 36,969,371, 28,870,120 and 15,135,350 shares, respectively.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- LIQUIDITY

         The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred operating losses since inception, has an accumulated deficit of $187,618,859 at December 31, 2003, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

         The Company has financed its operations through proceeds from the sale of common and preferred equity securities, revenue from former collaborative relationships, reimbursement of certain of our research and development expenses by collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and the sale of a portion of the Company's New Jersey state net operating loss carryforwards.

         As of December 31, 2003, the Company had working capital of $15,033,468, including $16,678,582 of cash and cash equivalents. During 2003, the Company sold 6,757,146 shares of common stock, raising net proceeds of $15,428,276. (See Note 8.) In connection with an October 2003 common stock offering, the Stock Purchase Agreement, as amended, provides that the Company could sell up to a total of 1,559,456 additional shares of common stock at $1.85 per share for $2,884,994 in gross proceeds to the investors who elect to purchase shares on April 20, 2004, which is 120 business days after the initial closing. The investors are not obligated and at their discretion may elect not to purchase additional shares. The Company's cash used in operations for the years ended December 31, 2003, 2002 and 2001 was $15,906,230, $14,931,030 and
$9,032,089, respectively. The Company expects to utilize cash to fund its operations and to initiate new Phase 2 trials in systolic hypertension and diastolic dysfunction in heart failure during the first half of 2004, which are to continue into 2005. The first of the Phase 2 trials was initiated in March 2004, SPECTRA, a Phase 2b trial in patients with systolic hypertension. Based on the projected spending levels for the Company, including these trials, the Company does not currently have adequate cash and cash equivalents to complete the trials or complete the 2004 fiscal year and therefore will require additional funding during 2004 and 2005. As a result, throughout 2004, the Company will monitor its liquidity position and the status of its clinical trials. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities, Alteon will be required to significantly reduce or curtail its research and product development activities, including the number of patients enrolled in the trials and other operations if its level of cash and cash equivalents fall below pre-determined levels. The Company has the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as it has limited fixed commitments. The Company believes that such curtailment actions, if needed, will enable Alteon to fund its operations into early 2005.

         The Company will require, over the long-term, substantial new funding to pursue development and commercialization of alagebrium and its other product candidates and continue its operations. The Company believes that satisfying these capital requirements over the long-term will require successful commercialization of its product candidates. However, it is uncertain whether any products will be approved or will be commercially successful. The amount of the Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the conduct of pre-clinical tests and clinical trials, the development of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

         Because of Alteon's short-term and long-term capital requirements, the Company, as stated above, may seek access to the public or private equity markets. This may have the effect of materially diluting the current holders of the Company's outstanding stock. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to Alteon. If Alteon obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain the necessary funding, it may need to cease operations.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- PROPERTY AND EQUIPMENT

                                                              December 31,
                                                       -------------------------
                                                          2003           2002
                                                       -----------   -----------
Laboratory equipment ..............................    $    24,650   $ 1,183,034
Furniture and equipment ...........................        140,561       699,020
Computer equipment ................................        138,850       442,145
Leasehold improvements ............................             --     5,215,069
                                                       -----------   -----------
                                                           304,061     7,539,268
Less:  Accumulated depreciation & amortization.....       (203,097)   (7,021,645)
                                                       -----------   -----------
                                                       $   100,964   $   517,623
                                                       ===========   ===========

         Depreciation and amortization expense was $502,826, $637,162 and $636,565 for the years ended December 31, 2003, 2002 and 2001, respectively. The leasehold improvements and certain other equipment, all fully depreciated, were written off at December 31, 2003 at the end of the Company's former facility lease. (See Note 7.)

NOTE 4 -- COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

         On November 6, 2002, Alteon entered into an agreement, effective as of April 15, 2002, with The Picower Institute for Medical Research ("The Picower Institute"), which terminated its License Agreement dated as of September 5, 1991. Pursuant to this termination agreement, The Picower Institute assigned to Alteon all of its patents, patent applications and other technology related to A.G.E.'s and Alteon agreed to prosecute and maintain the patents and patent applications. Alteon will pay The Picower Institute royalties on any sales of products falling within the claims of these patents and patent applications until they expire or are allowed to lapse.

         Effective as of August 5, 2002, Alteon entered into a letter agreement with Yamanouchi Pharmaceutical Co, Ltd. ("Yamanouchi"), which terminated its License Agreement dated as of June 16, 1989. Pursuant to the letter agreement, for a period of fifteen years, Alteon will pay Yamanouchi royalties on any sales of pimagedine or pimagedine products in the territory covered by the License Agreement.

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

         Alteon has also entered into an exclusive licensing arrangement with Roche Diagnostics GmbH for Alteon's technology for diagnostic applications, and also entered into clinical testing and distribution agreements with Gamida for Life ("Gamida") which grant Gamida the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. All of these agreements will entitle Alteon to receive royalties on sales if any products covered by the agreements are developed and sold.

         Alteon's commercial partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the commercial partners or to which the commercial partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which could have a material adverse effect on the Company's future results of operations.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The Company has also entered into various arrangements with independent research laboratories to conduct studies in conjunction with the development of the Company's technology. The Company pays for this research and receives certain rights to inventions or discoveries that may arise from this research.

NOTE 6 -- ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                        December 31,
                                   ----------------------
                                      2003        2002
                                   ----------  ----------
Clinical trial expense .........   $  793,485  $2,706,678
Professional fees ..............      216,537     204,723
Payroll and related expenses....      239,997     106,629
Rent expense ...................       21,953      45,761
Patent fees ....................       64,608     107,187
Other ..........................       63,132      87,751
                                   ----------  ----------
                                   $1,399,712  $3,258,729
                                   ==========  ==========

NOTE 7 - COMMITMENTS

     Commitments

         The Company's lease for its office and laboratory space in Ramsey, New Jersey, expired on November 1, 2003, and was extended through January 31, 2004. Alteon signed a three-year lease, commencing December 1, 2003, for 10,800 square feet of office space in Parsippany, New Jersey. Annual rent over the term of the lease ranges from approximately $260,000 in the first year to $280,000 in the third year. As a provision of the lease, Alteon provided a letter of credit, which is collateralized with a $250,000 restricted certificate of deposit. As of December 31, 2003, future minimum rentals under operating leases, including office equipment, that have initial or remaining non-cancelable terms in excess of one year are as follows:

                           Operating Leases
                           ----------------
2004.................         $  303,377
2005.................            314,207
2006.................            325,037
2007.................              4,249
Thereafter...........                 --
                              ----------
                              $  946,870
                              ==========

         Rent expense for the years ended December 31, 2003, 2002 and 2001, was $674,493, $604,690 and $599,655, respectively.

         The Company has employment agreements with its executive officers, which provide for salary continuation if Alteon terminates an agreement without cause.

NOTE 8 -- STOCKHOLDERS' EQUITY

     Common/Preferred Stock Issuances

         In October 2003, Alteon completed a public offering of 4,457,146 shares of common stock at $1.75 per share, which provided net proceeds of $7,772,331. The Stock Purchase Agreement, as amended, provides that the Company could sell up to a total of 1,559,456 additional shares of common stock at $1.85 per share for $2,884,994 in gross proceeds to the investors who elect to purchase shares on April 20, 2004, which is 120 business days after the initial closing. The investors are not obligated and at their discretion may elect not to purchase additional shares.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         In July 2003, warrants for 87,462 shares of common stock were exercised in a "net" exercise transaction in which the exercise price was paid by cancellation of 29,989 shares of common stock issuable upon the exercise, for a net issuance of 57,473 shares. The shares canceled in payment of the exercise were valued at the average of the closing prices on the American Stock Exchange for the 20 business days prior to the exercise of the warrants.

         In March 2003, Alteon completed a public offering of 2,300,000 shares of common stock at $3.50 per share, which provided net proceeds of $7,655,945.

         In December 2002, Alteon completed a public offering of 1,714,285 shares of common stock at $1.75 per share, which provided net proceeds of $2,964,495. In connection with this offering, certain previously issued warrants were repriced from $2.25 to $1.75 per share pursuant to antidilution provisions connected to the warrants.

         In January 2002, Alteon completed a public offering of 4,450,000 shares of common stock at $4.25 per share, which provided net proceeds of $18,610,521.

         In July 2001, Alteon completed a public offering of 4,500,000 shares of common stock at $2.25 per share, which provided net proceeds of $9,410,080. In connection with this offering, certain previously issued warrants were repriced from $3.40 to $2.25 per share pursuant to antidilution provisions connected to the warrants.

         In connection with a 2000 offering of common stock, warrants to purchase 1,133,636 shares of common stock were issued and 1,046,174 are outstanding as of December 31, 2003. In connection with subsequent offerings, the exercise price of 953,890 of the warrants was adjusted to $1.75 per share, which could be adjusted further if more common stock is sold below $1.75 per share, and the exercise price of 92,284 of the warrants was adjusted to $2.25 per share, which is not subject to further adjustment upon the sale of more common stock.

         In December 1997, the Company and Genentech, Inc. ("Genentech") entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of Common Stock, Series G Preferred Stock and Series H Preferred Stock. In December 1997, Genentech purchased Common Stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 and $14,544,000, respectively, of Series H Preferred Stock. As of December 31, 2003, 2002 and 2001, respectively, $3,790,847, $3,485,042 and $3,203,906 of Preferred Stockholder dividends were recorded. Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days' prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion.

         In connection with an April 1997 convertible preferred stock offering, warrants to purchase 60,000 shares of common stock at an exercise price of $4.025 per share were issued and are outstanding as of December 31, 2003.

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

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The following table summarizes the activity in the Company's stock options:

                                                                                 Weighted
                                                               Weighted           Average
                                                                Average         Grant Date
                                              Options        Exercise Price     Fair Value
                                              -------        --------------     ----------
Balance, December 31, 2000..........         5,254,819           $4.02
Granted at market price.............           873,942            3.13             $1.78
Exercised...........................          (415,186)           1.04
Canceled............................        (1,008,269)           8.53
                                            ----------           -----
Balance, December 31, 2001..........         4,705,306           $3.15
Granted at market price.............           676,400            2.94             $1.62
Granted above market price..........           250,000            1.95              1.06
Granted below market price..........            10,000            0.01              4.37
Exercised...........................          (121,710)           1.02
Canceled............................           (83,717)           4.25
                                            ----------           -----
Balance, December 31, 2002..........         5,436,279           $3.08
Granted at market price.............           812,465            2.41             $1.99
Exercised...........................           (51,688)           1.07
Canceled............................          (217,738)           5.13
                                            ----------           -----
Balance, December 31, 2003..........         5,979,318           $2.93
                                            ==========

         Stock options exercisable at December 31, 2003, 2002 and 2001 were 4,337,316, 3,836,930 and 3,336,159, respectively, at weighted average grant date exercise prices of $3.06, $3.08 and $2.95, respectively.

         The following table summarizes information regarding stock options outstanding at December 31, 2003:

                                             Options Outstanding at                    Options Exercisable at
                                                December 31, 2003                         December 31, 2003
                            ----------------------------------------------------     --------------------------
                                                   Weighted             Weighted                       Weighted
      Range of                                      Average              Average                        Average
      Exercise                 Number              Remaining            Exercise       Number          Exercise
       Prices               Outstanding     Contractual Life (Years)     Price       Exercisable         Price
       ------               -----------     ------------------------     -----       -----------         -----
$ 0.7810 - $ 1.1250          1,785,182                4.54              $ 0.9823      1,785,182        $ 0.9823
  1.3600 -   2.6000          1,801,678                8.68                1.9974        660,545          2.1119
  2.8750 -   4.6250          1,548,080                6.77                3.8839      1,051,326          3.7781
  5.0300 -  15.0000            844,378                3.53                7.2994        840,263          7.3102
                             ---------                                                ---------
$ 0.7810 - $15.0000          5,979,318                6.22              $ 2.9315      4,337,316        $ 3.0579

         Included in options at December 31, 2003 are 1,406,667 options granted to certain executives with option exercise prices ranging from $0.875 per share to $4.380 per share, the fair value of the Company's common stock on the date of grant. Such options vest upon the earlier of five years after grant or upon achievement of certain Company milestones. Expenses recorded for options granted to consultants totaled $31,228, $34,424 and $66,567 in 2003, 2002 and 2001, respectively.

         On February 2, 1999, the Company repriced certain stock options. In accordance with FIN 44, the Company recognized a total non-cash stock compensation expense/(benefit) resulting from the repricing for the years ended December 31, 2003, 2002 and 2001 of $20,019, $(1,409,151) and $822,283,
respectively, which included research and development charges of $20,019, $(93,516) and $164,988 and general and administrative charges of $0, $(1,315,635) and $657,295, respectively. As of December 31, 2003, there were 548,409 repriced options outstanding, which expire on various dates through January 2008.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- SAVINGS AND RETIREMENT PLAN

         The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code which allows eligible employees to annually contribute a portion of their annual salary to the plan. In 1998, the Company began making discretionary contributions at a rate of 25% of an employee's contribution up to a maximum of 5% of the employee's base salary, as defined. The Company made contributions of $59,183, $54,024 and $38,669 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 10 -- INCOME TAXES

         At December 31, 2003, the Company had available federal net operating loss carryforwards, which expire in the years 2006 through 2023, of $144,952,000 for income tax purposes and State net operating loss carryforwards, which expire in the years 2004 through 2010, of $91,343,000. In addition, the Company has federal research and development tax credit carryforwards of $6,401,000 and State research and development tax credit carryforwards of $1,600,000. The amount of federal net operating loss and research and development tax credit carryforwards which can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

         The components of the deferred tax assets and the valuation allowance are as follows:

                                                       December 31,
                                               ---------------------------
                                                   2003           2002
                                               ------------   ------------
Net operating loss carryforwards ............  $ 54,800,000   $ 59,800,000
Research and development credits ............     8,000,000      7,800,000
Capitalized research and development expenses     8,900,000             --
Other temporary differences .................     2,200,000      1,200,000
                                               ------------   ------------
Gross deferred tax assets ...................    73,900,000     68,800,000
Valuation allowance .........................   (73,900,000)   (68,800,000)
                                               ------------   ------------
Net deferred tax assets .....................  $         --   $         --
                                               ============   ============

         During 2003, in connection with filing the Company's 2002 tax return, the Company elected to capitalize research and development expenses for tax purposes. For the year ended December 31, 2002, the Company capitalized $15,085,934 of research and development expenses that were previously recorded as net operating loss carryforwards. The Company has elected to amortize the expenses ratably for tax purposes over a 10-year period. For the year ended 2003, the Company will capitalize $9,909,684 of research and development expenses for tax purposes and elect to amortize the expenses ratably for tax purposes over a 10-year period.

         Given the Company's history of incurring operating losses, management believes that it is unlikely that any of the deferred tax assets will be recoverable. As a result, a valuation allowance equal to the gross deferred tax assets was established. In 2003, 2002 and 2001, the Company sold $2,083,000, $1,839,000 and $6,243,000, respectively, of its gross State net operating loss carryforwards and $209,000, $578,000 and $802,000, respectively, of its State research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale of the Company's carryforwards and credits in 2003, 2002 and 2001 were $345,000, $647,000 and $1,187,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. The State of New Jersey renews the Program annually and limits the aggregate benefit to $10,000,000. Due to the uncertainty at any time as to the Company's ability to effectuate the sale of Alteon's available New Jersey net operating losses, and since the Company has no control or influence over the Program, the benefits are recorded once the agreement with the counterpart is signed and the sale is approved by the State.

                                  EXHIBIT INDEX

Exhibit
   No.                           Description of Exhibit
   ---                           ----------------------
  3.1    Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q filed on
         November 10, 1999, SEC File Number 000-19529.)

  3.2    Certificate of the Voting Powers, Designations, Preference and Relative
         Participating, Optional and Other Special Rights and Qualifications,
         Limitations or Restrictions of Series F Preferred Stock Alteon Inc.
         (Incorporated by reference to Exhibit 3.2 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2000, SEC File
         Number 001-16043.)

  3.3    Certificate of Retirement dated September 10, 2000, of Alteon Inc.
         (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q filed on November 10, 1999, SEC File Number 000-19529.)

  3.4    Certificate of Designations of Series G Preferred Stock of Alteon Inc.
         (Incorporated by reference to Exhibit 3.4 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997, SEC File
         Number 000-19529.)

  3.5    Certificate of Amendment of Certificate of Designations of Series G
         Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit
         3.4 to the Company's Report on Form 10-Q filed on August 14, 1998, SEC
         File Number 000-19529.)

  3.6    Certificate of Designations of Series H Preferred Stock of Alteon Inc.
         (Incorporated by reference to Exhibit 3.5 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1997, SEC File
         Number 000-19529.)

  3.7    Amended Certificate of Designations of Series H Preferred Stock of
         Alteon Inc. (Incorporated by reference to Exhibit 3.6 to the Company's
         Report on Form 10-Q filed on August 14, 1998, SEC File Number
         000-19529.)

  3.8    Certificate of Retirement dated November 20, 2000, of Alteon Inc.
         (Incorporated by reference to Exhibit 3.8 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2000, SEC File
         Number 001-16043.)

  3.9    Certificate of Amendment to Restated Certificate of Incorporation of
         Alteon Inc., dated June 7, 2001 (Incorporated by reference to Exhibit
         3.8 to the Company's Report on Form 10-Q filed on August 14, 2001, SEC
         File Number 001-16043.)

  3.10 By-laws, as amended. (Incorporated by reference to Exhibit 3.10 to the Company's Annual Report on Form 10-K for the year ended December 31,
         2002, SEC File Number 001-16043.)

  4.1    Stockholders' Rights Agreement dated as of July 27, 1995, between
         Alteon Inc. and Registrar and Transfer Company, as Rights Agent.
         (Incorporated by reference to Exhibit 4.1 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2000, SEC File
         Number 001-16043.)

  4.2 Amendment to Stockholders' Rights Agreement dated as of April 24, 1997, between Alteon Inc. and Registrar and Transfer Company, as Rights
         Agent. (Incorporated by reference to Exhibit 4.4 to the Company's
         Current Report on Form 8-K filed on May 9, 1997, SEC File Number
         000-19529.)

  4.3    Registration Rights Agreement dated as of April 24, 1997, between
         Alteon Inc. and the investors named on the signature page thereof.
         (Incorporated by reference to Exhibit 4.1 to the Company's Current
         Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

  4.4    Form of Common Stock Purchase Warrant. (Incorporated by reference to
         Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9,
         1997, SEC File Number 000-19529.)

  4.5    Amendment to Stockholders' Rights Agreement dated as of December 1,
         1997, between Alteon Inc. and Registrar and Transfer Company, as Rights
         Agent. (Incorporated by reference to Exhibit 4.1 to the Company's
         Current Report on Form 8-K filed on December 10, 1997, SEC File Number
         000-19529.)

 4.6 Registration Rights Agreement dated September 29, 2000. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

 4.7 Form of Series 1 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

 4.8 Form of Series 2 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

 4.9     Notice of Appointment, dated August 29, 2002, of The American Stock
         Transfer & Trust Company as successor Rights Agent, pursuant to
         Stockholders' Rights Agreement dated as of July 27, 1995. (Incorporated by reference to Exhibit 4.4 of the Company's Report on Form 10-Q filed on November 13, 2002, SEC File Number 001-16043.)

 10.1+ Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 000-19529.)

 10.2+   Amended 1995 Stock Option Plan. (Incorporated by reference to Exhibit
         10.2 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 2001, SEC File Number 001-16043.)

 10.3    Form of Employee's or Consultant's Invention Assignment, Confidential
         Information and Non-Competition Agreement executed by all key employees and consultants as employed or retained from time to time.
         (Incorporated by Reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-1, SEC File Number 33-42574, which became effective on November 1, 1991.)

 10.4    Lease Agreement dated January 11, 1993, between Ramsey Associates and
         Alteon Inc. (Incorporated by reference to Exhibit 10.8 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 2000, SEC
         File No. 001-16043.)

 10.5+   Employment Agreement dated as of October 21, 2000, between Alteon Inc.
         and Elizabeth O'Dell. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December
         31, 2000, SEC File Number 001-16043.)

 10.6+ Alteon Inc. Change in Control Severance Benefits Plan. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, SEC File Number 001-16043.)

 10.7 Preferred Stock Investment Agreement dated as of April 24, 1997, between Alteon Inc. and the investors named on the signature page thereof. (Incorporated by reference to Exhibit 10.1 to the Company's
         Current Report on Form 8-K filed on May 9, 1997, SEC File Number
         000-19529.)

 10.8+   Amended and Restated Employment Agreement dated as of December 15,
         1998, between Alteon Inc. and Kenneth I. Moch (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, SEC File Number 000-19529.)

 10.9+   Employment Agreement dated as of March 14, 2000, between Alteon Inc.
         and Robert deGroof, Ph.D. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed on May 12, 2000, SEC File
         Number 001-16043.)

 10.10   Common Stock and Warrants Purchase Agreement dated as of September 29,
         2000, among Alteon Inc. and EGM Medical Technology Fund, L.P., EGM
         Technology Offshore Fund, Narragansett I, L.P., Narragansett Offshore,
         Ltd., S.A.C. Capital Associates, LLC, SDS Merchant Fund, LP and Herriot
         Tabuteau. (Incorporated by reference to Exhibit 10.1 to the Company's
         Current Report on Form 8-K filed on October 5, 2000, SEC File Number
         001-16043.)

 10.11+  Letter Agreement dated December 3, 2001, between Alteon Inc. and
         Kenneth I. Moch amending Amended and Restated Employment Agreement dated as of December 15, 1998. (Incorporated by reference to

         Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, SEC File Number 001-16043.)

 10.12 Stock Purchase Agreement dated January 4, 2002, between Alteon Inc. and the Purchasers named therein. (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 7, 2002, SEC File
         Number 001-16043.)

 10.13+  Employment agreement dated as of February 11, 2002, between Alteon Inc.
         and Judith S. Hedstrom. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q filed on May 14, 2002, SEC File
         Number 001-16043.)

 10.14   Stock Purchase Agreement dated December 20, 2002, between Alteon Inc.
         and the Purchasers named therein. (Incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K filed on December 24,
         2002, SEC File Number 001-16043.)

 10.15+  Letter Agreement, dated May 5, 2003, between Alteon Inc. and Robert C.
         deGroof, Ph.D., amending Employment Agreement, dated as of March 14, 2000. (Incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q filed on May 12, 2003, SEC File Number
         001-16043.)

 10.16+  Letter Agreement, dated June 5, 2003, between Alteon Inc. and Robert C.
         deGroof, Ph.D., amending Amended and Restated Employment Agreement, dated as of May 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2003,
         SEC File Number 001-16043.)

 10.17+  Letter Agreement, dated June 5, 2003, between Alteon Inc. and Judith S.
         Hedstrom, amending Employment Agreement, dated as of February 11, 2002.
         (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q filed on August 11, 2003, SEC File Number
         001-16043.)

 10.18+  Letter Agreement, dated June 5, 2003, between Alteon Inc. and Elizabeth
         O'Dell, amending Employment Agreement, dated as of October 21, 2000.
         (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly
         Report on Form 10-Q filed on August 11, 2003, SEC File Number
         001-16043.)

 10.19 Stock Purchase Agreement, dated October 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 20, 2003, SEC File Number 001-16043.)

 10.20   Amendment to Stock Purchase Agreement, dated October 24, 2003.
         (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q filed on November 13, 2003, SEC File Number
         001-16043.)

 10.21+  Letter Agreement, dated December 22, 2003, between Alteon Inc. and
         Elizabeth O'Dell, amending Amended and Restated Employment Agreement, dated as of June 5, 2003.

 23.1    Consent of KPMG LLP.

 31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

 31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

 32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

--------------

*        Confidentiality has been granted for a portion of this exhibit.

+        Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) to this Form 10-K.