Form 10-Q
period 2004-03-31
ALTEON INC /DE
filed 2004-05-10
CIK 878903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM --------- TO -----------

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

                  6 CAMPUS DRIVE, PARSIPPANY, NEW JERSEY 07054
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 934-5000
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

On May 6, 2004, 40,472,898 shares of the registrant's Common Stock were outstanding.

                               Page 1 of 21 pages
                         The Exhibit Index is on page 20

                                   ALTEON INC.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of March 31, 2004 and
            December 31, 2003....................................................................            3

          Statements of Operations for the three months
            ended March 31, 2004 and 2003........................................................            4

          Statements of Cash Flows for the three months
            ended March 31, 2004 and 2003........................................................            5

          Notes to Financial Statements..........................................................            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................................            9

Item 4.   Controls and Procedures................................................................           17

PART II - OTHER INFORMATION

Item 6.   Reports on Form 8-K and Exhibits.......................................................           18

SIGNATURES ......................................................................................           19

INDEX TO EXHIBITS ...............................................................................           20

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                        March 31,               December 31,
                                                                           2004                    2003
                                                                      ---------------          ---------------
                                     ASSETS

Current Assets:

   Cash and cash equivalents....................................      $    13,115,192          $    16,678,582
   Other current assets.........................................              435,888                  225,439
                                                                      ---------------          ---------------

     Total current assets.......................................           13,551,080               16,904,021

   Property and equipment, net..................................              157,346                  100,964
   Restricted cash..............................................              250,000                  250,000
                                                                      ---------------          ---------------

Total assets....................................................      $    13,958,426          $    17,254,985
                                                                      ===============          ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable.............................................      $       895,232          $       470,841
   Accrued expenses.............................................            1,405,611                1,399,712
                                                                      ---------------          ---------------

     Total current liabilities..................................            2,300,843                1,870,553
                                                                      ---------------          ---------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value,
     1,993,329 shares authorized, and 1,199 and 1,174 shares of
     Series G and 3,600 and 3,525 shares of Series H issued
     and outstanding, as of March 31,  2004 and
     December 31, 2003, respectively...........................                    48                       47

   Common Stock, $0.01 par value,
     80,000,000 shares authorized, and 40,472,898 and 40,467,148 shares issued and outstanding, as of March 31, 2004
     and December 31, 2003, respectively........................              404,729                  404,671

   Additional paid-in capital ..................................          203,602,511              202,598,573

   Accumulated deficit..........................................         (192,349,705)            (187,618,859)
                                                                      ----------------         ----------------

     Total stockholders' equity.................................           11,657,583               15,384,432
                                                                      ---------------          ---------------

Total liabilities and stockholders' equity......................      $    13,958,426          $    17,254,985
                                                                      ===============          ===============

         The accompanying notes are an integral part of these unaudited financial statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                            2004                 2003
                                                                       -------------         -------------
Income:

   Investment income.....................................              $     37,366          $     48,723
   Other Income .........................................                    51,821                   ---
                                                                       ------------           -----------
        Total income.....................................              $     89,187          $     48,723

Expenses:

   Research and development
     (which includes non-cash variable stock compensation
     expense of $0 and $61,970 for the three months ended
     March 31, 2004 and 2003, respectively)..............                 2,684,135             2,904,843

   General and administrative
     (which includes non-cash variable
     stock compensation expense of $0 and $965,929
     for the three months ended March 31, 2004
     and 2003, respectively).............................                 1,140,045             2,366,937
                                                                       ------------          ------------

        Total expenses...................................                 3,824,180             5,271,780
                                                                       ------------          ------------

Net loss.................................................              $ (3,734,993)         $ (5,223,057)

    Preferred stock dividends............................                   995,853               905,458
                                                                       ------------          ------------

Net loss applicable to common stockholders...............              $ (4,730,846)         $ (6,128,515)
                                                                       ============          ============

Basic/diluted net loss per share applicable to
   common stockholders...................................              $      (0.12)         $      (0.18)
                                                                       ============          ============

Weighted average common shares used
   in computing basic/diluted net loss per share.........                40,471,349            33,626,397
                                                                       ============          ============

         The accompanying notes are an integral part of these unaudited financial statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                             ------------------------------------
                                                                                 2004                  2003
                                                                             -------------         --------------
Cash Flows from Operating Activities:
   Net loss............................................................      $  (3,734,993)          $(5,223,057)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.......................................             19,934               160,720
   Amortization of deferred compensation...............................              3,059                15,445
   Non-cash compensation expense related to variable
     plan employee stock options.......................................                ---             1,027,899

Changes in operating assets and liabilities:
   Other assets........................................................           (210,449)             (285,701)
   Accounts payable and accrued expenses...............................            430,290              (257,091)
                                                                             -------------         -------------

     Net cash used in operating activities.............................         (3,492,159)           (4,561,785)
                                                                             -------------         -------------

Cash Flows from Investing Activities:
   Capital expenditures................................................            (76,316)              (37,100)
   Purchases of marketable securities..................................                ---                (9,750)
                                                                             -------------         -------------

     Net cash used in investing activities.............................            (76,316)              (46,850)
                                                                             -------------         -------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock..........................                ---             7,655,500
   Net proceeds from exercise of employee stock options................              5,085                   ---
                                                                             -------------         -------------

     Net cash provided by financing activities.........................              5,085             7,655,500
                                                                             -------------         -------------

Net (decrease)/increase in cash and cash equivalents...................         (3,563,390)            3,046,865
Cash and cash equivalents, beginning of period.........................         16,678,582            14,452,413
                                                                             -------------         -------------

Cash and cash equivalents, end of period...............................        $13,115,192           $17,499,278
                                                                               ===========           ===========

         The accompanying notes are an integral part of these unaudited financial statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

NOTE 2 - LIQUIDITY

         The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred an accumulated deficit of $192,349,705 as of March 31, 2004, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

         As of March 31, 2004, the Company had working capital of $11,250,237, including $13,115,192 of cash and cash equivalents. The Company's net cash used in operations for the three months ended March 31, 2004, was $3,492,159 and for the year ended December 31, 2003 was $15,906,230

         Alagebrium chloride (formerly ALT-711) is the Company's lead product candidate and Alteon believes the only A.G.E. Crosslink Breaker in advanced human testing. In February 2004, the United States Adopted Name (USAN) Council approved alagebrium chloride as the generic name of the chemical compound formerly known as ALT-711.

         The Company believes that alagebrium works through a unique mechanism of action that directly reverses the stiffening of the vasculature that leads to systolic hypertension and heart failure, two cardiovascular indications for which there are clear, unmet medical needs. Several Phase 2 clinical trials of alagebrium have been completed in heart failure and systolic hypertension: the DIAMOND (Distensibility Improvement and Remodeling in Diastolic Heart Failure) trial in diastolic heart failure ("DHF"); the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trial in systolic hypertension; and a trial in cardiovascular compliance. Based on evidence of alagebrium's demonstrated efficacy and biological activity in these Phase 2 clinical trials, as well as a strong and consistent safety profile, Alteon is proceeding with further Phase 2 development of alagebrium in systolic hypertension and heart failure. SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), the first of these Phase 2 trials, was initiated in March 2004, and the second, PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of ALagebrium), was initiated in April 2004.

         The Company expects to utilize cash and cash equivalents to fund its operations, including the new Phase 2 trials. Based on the projected spending levels for the Company, including these trials, which are expected to continue into 2005, the Company does not currently have adequate cash and cash equivalents to complete the trials or complete the 2004 fiscal year; and therefore will require additional funding. As a result, throughout 2004, the Company will monitor its liquidity position and the status of its clinical trials. The Company is actively pursuing fund-raising possibilities through the sale of its equity securities at the current time. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities, Alteon will be required to significantly reduce or curtail its research and product development activities, including the number of patients enrolled in the trials, and other operations if its level of cash and cash equivalents falls below pre-determined levels. The Company has the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as it has limited fixed commitments, which include executed, but cancelable, agreements with outside organizations for the newly initiated trials. The Company believes that such curtailment actions, if needed, will enable Alteon to fund its operations into early 2005.

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

NOTE 3 - STOCK-BASED COMPENSATION

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

         On February 2, 1999, the Company repriced certain stock options. The total non-cash stock compensation expense resulting from the 1999 repricing for the three months ended March 31, 2004 and 2003, is $0 and $1,027,899, respectively. As of March 31, 2004, there were 548,409 repriced options outstanding, which expire on various dates through January 2008.

         If the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee and director option grants, the Company's pro forma net loss and net loss per share applicable to common stockholders for the three months ended March 31, 2004 and 2003, would be as follows:

                                                                      Three Months Ended March 31,
                                                                       2004                 2003
                                                                   -------------       -------------
Net loss, as reported......................................        $ (3,734,993)       $ (5,223,057)
Add:    Variable non-cash employee and director
        stock compensation expense/(benefit)/                                --           1,027,899
        recognized in the Statements of Operations.........
Less:   Total stock-based employee and director
        stock compensation expense determined
        under fair value method............................            (373,436)           (329,227)
                                                                   ------------        ------------
Pro forma net loss.........................................        $ (4,108,429)       $ (4,524,385)
Preferred stock dividends..................................             995,853             905,458
                                                                   ------------        ------------
Pro forma net loss applicable to common
    stockholders...........................................        $ (5,104,282)       $ (5,429,843)
                                                                   ============        ============

Net loss per share applicable to common stockholders:
      Basic/diluted, as reported...........................        $      (0.12)       $      (0.18)

      Basic/diluted, pro forma.............................        $      (0.13)       $      (0.16)

NOTE 4 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase.

NOTE 5 - NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

         Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of common stock equivalents excluded from the calculation as of March 31, 2004 and 2003, was 32,182,486 and 18,041,617 shares, respectively.

NOTE 6 - COMPREHENSIVE LOSS

         The following sets forth comprehensive loss for the three months ended March 31, 2004 and 2003:

                                                                      Three Months Ended March 31,
                                                                    -------------------------------
                                                                        2004               2003
                                                                    -----------         -----------
Net Loss................................................            $(3,734,993)        $(5,223,057)
Net Unrealized Loss on Short-Term Investments...........                     --                (750)
                                                                    -----------         -----------
Comprehensive Loss......................................            $(3,734,993)        $(5,223,807)
                                                                    ===========         ===========

NOTE 7 - STOCKHOLDERS' EQUITY

         Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days' prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended March 31, 2004 and 2003, preferred stock dividends of $995,853 and $905,458, respectively, were recorded.

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

         Alagebrium chloride (formerly ALT-711) is our lead product candidate and we believe the only A.G.E. Crosslink Breaker in advanced human testing. In February 2004, the United States Adopted Name (USAN) Council approved alagebrium chloride as the generic name of the chemical compound formerly known as ALT-711.

         We believe that alagebrium works through a unique mechanism of action that directly reverses the stiffening of the vasculature that leads to systolic hypertension and heart failure, two cardiovascular indications for which there are clear, unmet medical needs. Several Phase 2 clinical trials of alagebrium have been completed in heart failure and systolic hypertension: the DIAMOND (Distensibility Improvement and Remodeling in Diastolic Heart Failure) trial in diastolic heart failure ("DHF"); the SAPPHIRE (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity) and SILVER (Systolic Hypertension Interaction with Left VEntricular Remodeling) trial in systolic hypertension; and a trial in cardiovascular compliance. Based on evidence of alagebrium's demonstrated efficacy and biological activity in these Phase 2 clinical trials, as well as a strong and consistent safety profile, Alteon is proceeding with further Phase 2 development of alagebrium in systolic hypertension and heart failure. SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), the first of these Phase 2 trials, was initiated in March 2004, and the second, PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of ALagebrium), was initiated in April 2004.

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

         Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $192,349,705 as of March 31, 2004, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         Total income for the three months ended March 31, 2004 and 2003, was $89,000 and $49,000, respectively. In 2004, income included approximately $52,000 in other income derived from the sale of fully depreciated laboratory equipment and supplies. Income was also derived from interest earned on cash and cash equivalents.

         Our total expenses were $3,824,000 for the three months ended March 31, 2004, compared to $5,272,000 for the three months ended March 31, 2003, and in each period consisted primarily of research and development expenses. Research and development expenses included third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $2,684,000 for the three months ended March 31, 2004, as compared to $2,905,000 for the same period in 2003. In 2004, they primarily consisted of $821,000 in personnel and personnel-related expenses, $764,000 in clinical trial expenses, primarily related to the start-up of SPECTRA, $534,000 related to manufacturing (tableting and packaging) and $152,000 in pre-clinical expenses. Research and development expenses for the three months ended March 31, 2003, primarily consisted of $1,100,000 in personnel and personnel-related expenses, $811,000 in clinical trial expenses related to the Phase 2b SAPPHIRE and SILVER trial, $307,000 in pre-clinical expenses, $144,000 related to manufacturing (assay validation and development) and drug stability studies, and non-cash variable stock compensation expense of $62,000.

         Research and development expenses decreased by $221,000, or 7.6%, as compared to the three months ended March 31, 2003. The decrease was primarily attributed to lower clinical costs and personnel and personnel-related expenses associated with the completion of the SAPPHIRE and SILVER trial in 2003 as compared to the start-up of SPECTRA in 2004, partially offset by higher manufacturing costs for tableting and packaging in preparation for SPECTRA.

         General and administrative expenses decreased to $1,140,000 for the three months March 31, 2004, compared to $2,367,000 for the same period in 2003 and included a non-cash variable stock compensation expense of $966,000 in 2003. Non-cash variable stock compensation expense/(benefit) is directly related to changes in our stock price (see Note 3). Exclusive of the 2003 non-cash variable stock compensation expense, general and administrative expenses were $1,401,000 for the three months ended March 31, 2003. The remaining decrease of $261,000 is primarily related to personnel and personnel-related costs, business development and marketing costs incurred during the first quarter of 2003 associated with the SAPPHIRE and SILVER trial.

         Our net loss applicable to common stockholders was $4,731,000 for the three months ended March 31, 2004, compared to $6,129,000 in the same period in 2003, a decrease of 22.8%, primarily related to a decline in variable non-cash stock compensation expense and decreased clinical trial expenses partially offset by higher manufacturing expenses. Included in the net loss applicable to common stockholders are preferred stock dividends of $996,000 and $905,000 for the three months ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents at March 31, 2004, of $13,115,000, compared to $16,679,000 at December 31, 2003. The decrease is attributed to $3,492,000 of cash used in operations, consisting primarily of research and development expenses, personnel-related costs and facility expenses and $76,000 in capital expenditures, offset by $5,000 in cash received for the exercise of employee stock options. At March 31, 2004, we had working capital of $11,250,000.

         At December 31, 2003, we had available federal net operating loss carryforwards, which expire in various amounts from the years 2006 through 2023, of approximately $144,952,000 and State net operating loss carryforwards, which expire in the years 2004 through 2010, of approximately $91,343,000. In addition, we had federal research and development tax credit carryforwards of approximately $6,401,000 and State research and development tax credit carryforwards of approximately $1,600,000 at December 31, 2003. The amount of federal net operating loss and research and development tax credit carryforwards which can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In December 2003, we sold $2,083,000 of our gross State net operating loss carryforwards and $209,000 of our State research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2003 were $345,000 and were recorded as a tax benefit in the December 31, 2003 statement of operations. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any or all of these carryforwards under the Program.

         We do not have any approved products and currently derive cash from sales of our equity securities, sales of our New Jersey operating loss carryforwards and interest on cash and cash equivalents. We are highly susceptible to conditions in the global financial markets and in the pharmaceutical industry. Positive and negative movement in those markets will continue to pose opportunities and challenges to us. Previous downturns in the market valuations of biotechnology companies and of the equity markets more generally have restricted our ability to raise additional capital on favorable terms.

         We expect to utilize cash and cash equivalents to fund our operations, including the new Phase 2 trials. The remaining cost of these trials, exclusive of our internal cost, is currently estimated to be approximately $7.6 million for the systolic hypertension trial and $0.2 million for the first phase of the diastolic dysfunction trial. The cost includes executed, but cancelable agreements with outside organizations. Based on the projected spending levels for the Company, including these trials which are expected to continue into 2005, we do not currently have adequate cash and cash equivalents to complete the trials or complete the 2004 fiscal year and therefore will require additional funding. As a result, throughout 2004, we will monitor our liquidity position and the status of our clinical trials. The Company is actively pursuing fund-raising possibilities through the sale of our equity securities at the current time. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in the trials, and other operations if our level of cash and cash equivalents falls below pre-determined levels. We have the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments, which include executed, but cancelable, agreements with outside organizations for the newly initiated trials. We believe that such curtailment actions, if needed, will enable us to fund our operations into early 2005.

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

for the year ended December 31, 2003, and accompanying audited financial statements and related notes thereto. We believe the effect of the following accounting policy is significant to our results of operations and financial condition.

         We account for options granted to employees and directors in accordance with APB Opinion No. 25, and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. As a result, net loss applicable to common stockholders and net loss per share to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period. As of March 31, 2004, there were 548,409 repriced options outstanding, which expire on various dates through January 2008.

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

         As of March 31, 2004, we had working capital of $11,250,000, including $13,115,000 of cash and cash equivalents. Our cash used in operations for the three months ended March 31, 2004 was $3,492,000. We believe that our lead compound, alagebrium, is the only A.G.E. Crosslink Breaker in advanced human testing. Several Phase 2 clinical trials have been completed: the DIAMOND, the SAPPHIRE and SILVER trial in systolic hypertension and a trial in cardiovascular compliance. Based on evidence of alagebrium's demonstrated efficacy and biological activity in these Phase 2 trials, as well as a strong and consistent safety profile, we are proceeding with Phase 2 development of alagebrium in two major cardiovascular indications, systolic hypertension and heart failure.

         We expect to utilize cash and cash equivalents to fund our operations, including the new Phase 2 trials. The remaining cost of these trials, exclusive of our internal cost, is currently estimated to be approximately $7.6 million for the systolic hypertension trial and $0.2 million for the first phase of the diastolic dysfunction trial. The cost includes executed, but cancelable agreements with outside organizations. The first of these Phase 2 trials was initiated in March 2004, SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium) and the second, PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of ALagebrium), was initiated in April 2004. Based on our projected spending levels, including these trials which are expected to continue into 2005, we do not currently have adequate cash and cash equivalents to complete the trials or complete the 2004 fiscal year, and therefore will require additional funding during 2004. As a result, throughout 2004 and 2005, we will monitor our liquidity position and the status of our clinical trials. We are actively pursuing fund-raising possibilities through the sale of our equity securities at the current time. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in our trials, and other operations if our level of cash and cash equivalents falls below pre-determined levels. We have the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. We believe that such curtailment actions, if needed, will enable us to fund our operations into early 2005.

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

         Because of our short-term and long-term capital requirements, we will seek access to the public or private equity markets whenever conditions are favorable. This may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to us. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates. If we are unable to obtain the necessary funding, we may need to cease operations.

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

IF WE ARE UNABLE TO DERIVE REVENUES FROM PRODUCT SALES, WE MAY NEVER BE PROFITABLE.

         All of our revenues to date have been generated from collaborative research agreements and interest income. We have not received any revenues from product sales. We may not realize product revenues on a timely basis, if at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         At March 31, 2004, we had an accumulated deficit of $192,350,000. We anticipate that we will incur substantial, potentially greater, losses in the future. Our products under development may not be successfully developed and our products, if successfully developed, may not generate revenues sufficient to enable us to earn a profit. We expect to incur substantial additional operating expenses over the next several years as our research, development and clinical trial activities continue. We do not expect to generate revenues from the sale of products, if any, for a number of years. Our ability to achieve profitability depends, in part, on our ability to enter into agreements for product development, obtain regulatory approval for our products and develop the capacity, or enter into agreements, for the manufacture, marketing and sale of any products. We may not obtain required regulatory approvals, or successfully develop, manufacture, commercialize and market product candidates, and we may never achieve product revenues or profitability.

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

                           PART II - OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K AND EXHIBITS

          a) The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

              On March 15, 2004, we filed a current report on Form 8-K, dated March 12, 2004, regarding our financial condition and results of operations for the year ended December 31, 2003.

              On March 12, 2004, we filed a current report on Form 8-K, dated March 10, 2004, announcing the initiation of SPECTRA, a trial of alagebrium chloride (ALT-711) in patients with systolic hypertension.

          b) Exhibits

             See the "Exhibit Index" on page 20 for exhibits required to be filed with this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004

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