Form 10-Q
period 2004-06-30
ALTEON INC /DE
filed 2004-08-09
CIK 878903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______________TO___________________

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

On August 2, 2004, 48,472,898 shares of the registrant's Common Stock were outstanding.

                                   ALTEON INC.

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Balance Sheets as of June 30, 2004 and
            December 31, 2003...............................................................           3

          Statements of Operations for the three and
            six months ended June 30, 2004 and 2003.........................................           4

          Statements of Cash Flows for the six months
            ended June 30, 2004 and 2003....................................................           5

          Notes to Financial Statements.....................................................           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................................           9

Item 3.   Qualitative and Quantitative Disclosures about Market Risk........................          17

Item 4.   Controls and Procedures...........................................................          17

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...............................          18

Item 6.   Exhibits and Reports on Form 8-K..................................................          18

SIGNATURES  ................................................................................          19

INDEX TO EXHIBITS  .........................................................................          20

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                                   ALTEON INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                          June 30,        December 31,
                                                                           2004               2003
                                                                       --------------     -------------
                                              ASSETS

Current Assets:

   Cash and cash equivalents....................................       $    9,569,472     $  16,678,582
   Other current assets.........................................              644,382           225,439
                                                                       --------------     -------------

     Total current assets.......................................           10,213,854        16,904,021

   Property and equipment, net..................................              141,506           100,964
   Restricted cash..............................................              250,000           250,000
                                                                       --------------     -------------

Total assets....................................................       $   10,605,360     $  17,254,985
                                                                       ==============     =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable.............................................       $      561,233     $     470,841
   Accrued expenses.............................................            1,882,306         1,399,712
                                                                       --------------     -------------

     Total current liabilities..................................            2,443,539         1,870,553
                                                                       --------------     -------------

Stockholders' Equity:

   Preferred Stock, $0.01 par value,
     1,993,329 shares authorized, and 1,224 and 1,174 shares
     of Series G and 3,676 and 3,525 shares of Series H
     issued and outstanding, as of June 30, 2004 and
     December 31, 2003, respectively............................                   49                47

   Common Stock, $0.01 par value,
     100,000,000 shares authorized, and 40,472,898 and
     40,467,148 shares issued and outstanding, as of
     June 30, 2004 and December 31, 2003, respectively..........              404,729           404,671

   Additional paid-in capital ..................................          204,625,507       202,598,573

   Accumulated deficit..........................................         (196,868,464)     (187,618,859)
                                                                       --------------     -------------

     Total stockholders' equity.................................            8,161,821        15,384,432
                                                                       --------------     -------------

Total liabilities and stockholders' equity......................       $   10,605,360     $  17,254,985
                                                                       ==============     =============

    The accompanying notes are an integral part of these unaudited financial statements.

                                  ALTEON INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three Months                     Six Months
                                                                 Ended June 30,                  Ended June 30,
                                                          ----------------------------    ----------------------------
                                                              2004            2003            2004           2003
                                                          ------------    ------------    ------------    ------------
Income:
   Investment income ..................................   $     29,051    $     55,176    $     66,417    $    103,898
   Other income .......................................        100,000             ---         151,821             ---
                                                          ------------    ------------    ------------    ------------

       Total income ...................................   $    129,051    $     55,176    $    218,238    $    103,898
                                                          ------------    ------------    ------------    ------------

Expenses:
   Research and development
    (which includes non-cash variable
    stock compensation expense of
    $0 and $21,669 for the three months
    ended June 30, 2004 and 2003,
    respectively, and $0 and $83,639,
    for the six months ended June 30, 2004
    and 2003, respectively) ...........................      2,445,563       3,260,095       5,129,698       6,164,938

   General and administrative (which
    includes non-cash variable stock
    compensation expense of $0 and $509,988
    for the three months ended June 30,
    2004 and 2003, respectively, and $0
    and $1,475,917 for the six months ended
    June 30, 2004 and 2003, respectively) .............      1,185,290       1,856,555       2,325,335       4,223,491
                                                          ------------    ------------    ------------    ------------

       Total expenses .................................      3,630,853       5,116,650       7,455,033      10,388,429
                                                          ------------    ------------    ------------    ------------

Net loss ..............................................     (3,501,802)     (5,061,474)     (7,236,795)    (10,284,531)
                                                          ------------    ------------    ------------    ------------

    Preferred stock dividends .........................      1,016,957         934,707       2,012,810       1,840,164
                                                          ------------    ------------    ------------    ------------

Net loss applicable to common stockholders ............   $ (4,518,759)   $ (5,996,181)   $ (9,249,605)   $(12,124,695)
                                                          ============    ============    ============    ============

Basic/diluted net loss per share
   applicable to common stockholders ..................   $      (0.11)   $      (0.17)   $      (0.23)   $      (0.35)
                                                          ============    ============    ============    ============

Weighted average common shares used
   in computing basic/diluted net loss per share ......     40,472,898      35,907,764      40,472,123      34,773,382
                                                          ============    ============    ============    ============

    The accompanying notes are an integral part of these unaudited financial statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                   ----------------------------
                                                                                       2004            2003
                                                                                   ------------    ------------
Cash Flows from Operating Activities:
   Net loss ....................................................................   $ (7,236,795)   $(10,284,531)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...............................................         37,949         322,686
   Amortization of deferred compensation .......................................          9,099          46,659
   Non-cash compensation expense related to
     variable plan employee stock options ......................................            ---       1,559,556

Changes in operating assets and liabilities:
   Other assets ................................................................       (418,943)       (454,489)
   Accounts payable and accrued expenses .......................................        572,986        (381,676)
                                                                                   ------------    ------------

     Net cash used in operating activities .....................................     (7,035,704)     (9,191,795)
                                                                                   ------------    ------------

Cash Flows from Investing Activities:
   Capital expenditures ........................................................        (78,491)        (50,941)
   Purchases of marketable securities ..........................................            ---      (3,001,574)
   Maturities of marketable securities .........................................            ---       3,000,000
                                                                                   ------------    ------------

     Net cash used in investing activities .....................................        (78,491)        (52,515)
                                                                                   ------------    ------------

Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock ..................................            ---       7,657,355
   Net proceeds from exercise of employee stock options ........................          5,085          10,630
                                                                                   ------------    ------------

     Net cash provided by financing activities .................................          5,085       7,667,985
                                                                                   ------------    ------------

Net decrease in cash and cash equivalents ......................................     (7,109,110)     (1,576,325)
Cash and cash equivalents, beginning of period .................................     16,678,582      14,452,413
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  9,569,472    $ 12,876,088
                                                                                   ============    ============

    The accompanying notes are an integral part of these unaudited financial statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

NOTE 2 - LIQUIDITY

         The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred an accumulated deficit of $196,868,464 as of June 30, 2004, and expects to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

         As of June 30, 2004, the Company had working capital of $7,770,315, including $9,569,472 of cash and cash equivalents. The Company's net cash used in operations for the six months ended June 30, 2004, was $7,035,704 and for the year ended December 31, 2003 was $15,906,230.

         In July 2004, Alteon completed a public offering of 8,000,000 shares of common stock at $1.00 per share, which provided net proceeds of approximately $7,600,000. The Stock Purchase Agreement provides that the Company will sell up to a total of 3,200,000 additional shares of common stock at $1.50 per share for $4,800,000 in gross proceeds to the investors who elect to purchase shares by no later than December 31, 2004. The investors are not obligated and at their discretion may elect not to purchase additional shares.

         The Company expects to utilize cash and cash equivalents to fund its operations, including the new Phase 2 SPECTRA (Systolic Pressure EffiCacy and Safety TRial of Alagebrium) and PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of ALagebrium) trials. Based on the projected spending levels for the Company, including these trials, which are expected to continue into 2005, the Company does not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. After receipt of the July 2004 offering proceeds, the Company believes that its existing cash and cash equivalents will be adequate to satisfy its working capital requirements for its current operations into the first quarter of 2005. As a result, the Company will monitor its liquidity position and the status of its clinical trials and will continue actively to pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of its equity securities, Alteon will be required to significantly reduce or curtail its research and product development activities, including the number of patients enrolled in the trials, and other operations if its level of cash and cash equivalents falls below pre-determined levels. The Company has the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as it has limited fixed commitments. The Company believes that such curtailment actions, if needed, will enable Alteon to fund its operations beyond early 2005.

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

         Because of Alteon's short-term and long-term capital requirements, the Company, as stated above, may seek access to the public or private equity markets. This may have the effect of materially diluting the current holders of the Company's outstanding common stock. The Company may also seek additional funding through corporate collaborations and other financing vehicles, potentially including off-balance sheet financing through limited partnerships or corporations. There can be no assurance that such funding will be available at all or on terms acceptable to Alteon. If Alteon obtains funds through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain the necessary funding, it may need to cease operations.

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

         On February 2, 1999, the Company repriced certain stock options. The total non-cash stock compensation expense resulting from the 1999 repricing for the three months ended June 30, 2003, is $531,657 and for the six months ended June 30, 2003, is $1,559,556. There was no expense/(benefit) in 2004. As of June 30, 2004, there were 548,409 repriced options outstanding, which expire on various dates through January 2008.

         If the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee and director option grants, the Company's pro forma net loss and net loss per share applicable to common stockholders for the three and six months ended June 30, 2004 and 2003, would be as follows:

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                           ----------------------------    ----------------------------
                                              2004             2003            2004            2003
                                           ------------    ------------    ------------    ------------
Net loss, as reported ..................   $ (3,501,802)   $ (5,061,474)   $ (7,236,795)   $(10,284,531)
Add:  Variable non-cash employee
      and director stock
      compensation expense
      recognized in the
      Statements of Operations .........            ---         531,657             ---       1,559,556
Less: Total stock-based employee
      and director compensation
      expense determined under fair
      value method .....................       (355,588)       (313,716)       (728,645)       (642,943)
                                           ------------    ------------    ------------    ------------
Pro forma net loss .....................     (3,857,390)     (4,843,533)     (7,965,440)     (9,367,918)
Preferred stock dividends ..............      1,016,957         934,707       2,012,810       1,840,164
                                           ------------    ------------    ------------    ------------
Pro forma net loss applicable to
  common stockholders ..................   $ (4,874,347)   $ (5,778,240)   $ (9,978,250)   $(11,208,082)
                                           ============    ============    ============    ============

Earnings per share applicable to
 common stockholders:
        Basic/diluted, as reported .....   $      (0.11)   $      (0.17)   $      (0.23)   $      (0.35)
        Basic/diluted, pro forma .......   $      (0.12)   $      (0.16)   $      (0.25)   $      (0.32)

NOTE 4 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and highly liquid investments, which have a maturity of less than three months at the time of purchase.

NOTE 5 - NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

         Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of common stock equivalents excluded from the calculation as of June 30, 2004 and 2003, was 47,456,373 and 15,902,268, respectively.

NOTE 6 - COMPREHENSIVE LOSS

         The following sets forth comprehensive loss for the three and six months ended June 30, 2004 and 2003:

                                        Three Months                      Six Months
                                       Ended June 30,                  Ended June 30,
                                 ----------------------------    ----------------------------
                                     2004            2003            2004            2003
                                 ------------    ------------    ------------    ------------
Net Loss .....................   $ (3,501,802)   $ (5,061,474)   $ (7,236,795)   $(10,284,531)
Net Unrealized Gain on
   Short-Term Investments ....            ---           1,576             ---             826
                                 ------------    ------------    ------------    ------------
Comprehensive Loss ...........   $ (3,501,802)   $ (5,059,898)   $ (7,236,795)   $(10,283,705)
                                 ============    ============    ============    ============

NOTE 7 - STOCKHOLDERS' EQUITY

         Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days' prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended June 30, 2004 and 2003, preferred stock dividends were $1,016,957 and $934,707, respectively, and for the six months ended June 30, 2004 and 2003, preferred stock dividends were $2,012,810 and $1,840,164, respectively.

NOTE 8 - SUBSEQUENT EVENT

         In July 2004, Alteon completed a public offering of 8,000,000 shares of common stock at $1.00 per share, which provided net proceeds of approximately $7,600,000. The Stock Purchase Agreement provides that the Company will sell up to a total of 3,200,000 additional shares of common stock at $1.50 per share for $4,800,000 in gross proceeds to the investors who elect to purchase shares by no later than December 31, 2004. The investors are not obligated and at their discretion may elect not to purchase additional shares.

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

         Our primary priorities are to continue the clinical development of alagebrium in systolic hypertension and in heart failure and to ensure that we have the funding and personnel necessary to accomplish this objective.

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

         We plan to continue to explore the use of topical A.G.E. Crosslink Breakers in skin and photoaging, as a result of our recent evaluation of ALT-744, a prototype compound that demonstrated positive effects on the skin. We will focus efforts on bringing forward other crosslink breaker compounds with more attractive formulation characteristics than those of ALT-744 to address the pharmaceutical market for skin and photoaging.

         Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $196,868,464 as of June 30, 2004, and expect to incur operating losses, potentially greater than losses in prior years, for a number of years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

         Total income for the three months ended June 30, 2004 and 2003, was $129,051 and $55,176, respectively. The income consisted of interest earned on cash and cash equivalents, which decreased in the three months ended June 30, 2004 compared to the same period in the prior year due to lower investment balances and a decrease in short-term interest rates. In 2004, income also included a reimbursement of $100,000 for improvements made to our former Ramsey facility.

         Our total expenses were $3,630,853 for the three months ended June 30, 2004, compared to $5,116,650 for the three months ended June 30, 2003, and in each period consisted primarily of research and development expenses. Research and development expenses includes third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $2,445,563 for the three months ended June 30, 2004, as compared to $3,260,095 for the same period in 2003. In 2004, they primarily consisted of $967,851 in personnel and personnel-related expenses, $717,005 in clinical trial expenses, including $597,528 related to SPECTRA, $495,127 related to manufacturing (tableting and packaging), process development and drug stability studies. In 2003, they primarily consisted of $1,298,008 in personnel and personnel-related expenses, $857,554 in clinical trial expenses, including $504,724 related to the Phase 2b SAPPHIRE/SILVER trial, $288,356 related to manufacturing (tableting and API production) and drug stability studies, $176,359 in pre-clinical expenses and non-cash variable stock compensation expense of $21,669.

         Research and development expenses decreased by $814,532, or 25.0%, as compared to the three months ended June 30, 2003. The decrease was primarily attributed to lower costs in the three months ended June 30, 2004 associated with the Phase 2 trials, SPECTRA and PEDESTAL, as compared to the completion of the SAPPHIRE/SILVER trial for the same period in 2003, which included higher personnel and personnel-related costs, including temporary help related to accumulating and assessing the data of the SAPPHIRE/SILVER trial. This decrease was partially offset by higher manufacturing costs associated with tableting and packaging for SPECTRA.

         General and administrative expenses decreased to $1,185,290 for the three months ended June 30, 2004, compared to $1,856,555 for the same period in 2003, which included a non-cash variable stock compensation expense of $509,988. Non-cash variable stock compensation expense/(benefit) is directly related to changes in our stock price (see Note 3). General and administrative expenses in 2003 included an increase in business development and marketing research costs associated with the unblinding of the SAPPHIRE/SILVER trial.

         Our net loss applicable to common stockholders was $4,518,759 for the three months ended June 30, 2004, compared to $5,996,181 in the same period in 2003, a decrease of 24.6%, primarily related to decreased clinical trial expenses, including personnel and personnel-related expenses, and variable non-cash stock compensation. Included in the net loss applicable to common stockholders are preferred stock dividends of $1,016,957 and $934,707 for the three months ended June 30, 2004 and 2003, respectively.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         Total income for the six months ended June 30, 2004 and 2003, was $218,238 and $103,898, respectively. The income consisted of interest earned on cash and cash equivalents, which decreased in the six months ended June 30, 2004 compared to the same period in the prior year due to lower investment balances and a decrease in short-term interest rates. In 2004, income also included approximately $52,000 in other income derived from the sale of fully depreciated laboratory equipment and supplies, and a reimbursement of $100,000 for improvements made to our former Ramsey facility.

         Our total expenses were $7,455,033 for the six months ended June 30, 2004 compared to $10,388,429 for the six months ended June 30, 2003, and in each year consisted primarily of research and development expenses. Research and development expenses for the six months ended June 30, 2004 were $5,129,698, and included $1,789,060 in personnel and personnel-related expenses, $1,480,604 in clinical trial expenses, of which $1,149,722 related to SPECTRA, $1,028,803 related to manufacturing (tableting and packaging), $274,304 of facility and other overhead related costs and $201,985 in third-party consulting. Research and development expenses for the six months ended June 30, 2003 were $6,164,938 and included $2,329,106 in personnel and personnel-related expenses, $1,325,150 in clinical trial expenses related to the Phase 2b SAPPHIRE/SILVER trial, $483,058 in pre-clinical expenses, manufacturing costs of $432,606, primarily related to tablet manufacturing and drug stability studies, and a non-cash variable stock compensation expense of $83,639.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Research and development expenses decreased by $1,035,240 or 16.8%, as compared to the six months ended June 30, 2003. The decrease was primarily attributed to lower costs, including personnel and personnel-related expenses, in the six months ended June 30, 2004 associated with the Phase 2 trials, SPECTRA and PEDESTAL, as compared to the completion of the SAPPHIRE/SILVER trial for the same period in 2003.

         General and administrative expenses decreased to $2,325,335 for the six months ended June 30, 2004, compared to $4,223,491 for the same period in 2003 and includes a non-cash variable stock compensation expense of $1,475,917 in 2003. General and administrative expenses in 2003 included an increase in business development and marketing research costs associated with the unblinding of the SAPPHIRE/SILVER trial.

         Our net loss applicable to common stockholders decreased to $9,249,605 for the six months ended June 30, 2004, compared to $12,124,695 in the same period in 2003, a decrease of 23.7%. This was primarily a result of decreased research and development expenses due to completion of the Phase 2b SAPPHIRE/SILVER clinical trial in 2003 and no non-cash variable stock compensation expense in 2004. Included in the net loss applicable to common stockholders are preferred stock dividends of $2,012,810 and $1,840,164 for the six months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents at June 30, 2004, of $9,569,472, compared to $16,678,582 at December 31, 2003. This is a decrease in cash and cash equivalents of $7,109,110 and is attributed to $7,035,704 of cash used in operations consisting primarily of research and development expenses, personnel related costs and facility expenses, $78,491 of capital expenditures and $5,085 of cash provided by financing activities related to the exercise of employee stock options. At June 30, 2004, we had working capital of $7,770,315.

         In July 2004, Alteon completed a public offering of 8,000,000 shares of common stock at $1.00 per share, which provided net proceeds of approximately $7,600,000. The Stock Purchase Agreement provides that the Company will sell up to a total of 3,200,000 additional shares of common stock at $1.50 per share for $4,800,000 in gross proceeds to the investors who elect to purchase shares by no later than December 31, 2004. The investors are not obligated and at their discretion may elect not to purchase additional shares.

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

         We expect to utilize cash and cash equivalents to fund our operations, including the new Phase 2 trials. The remaining cost of these trials, exclusive of our internal cost, is currently estimated to be approximately $7,300,000 for both the systolic hypertension trial and the first phase of the heart failure trial. The cost includes executed, but cancelable agreements with outside organizations. Based on the projected spending levels for the Company, including these trials which are expected to continue into 2005, we do not currently have adequate cash and cash equivalents to complete the trials and therefore will require additional funding. After receipt of the July offering proceeds, we believe that our existing cash and cash equivalents will be adequate to satisfy our working capital requirements for our current operations into the first quarter of 2005. As a result, we will monitor our liquidity position and the status of our clinical trials and will continue actively to pursue fund-raising possibilities through the sale of our equity securities. In light of the number of shares of common stock we are required to reserve for issuance upon the conversion of our outstanding Series G Preferred Stock and Series H Preferred Stock, we may not have sufficient authorized common stock to meet our financing needs. Accordingly, we will hold a special meeting of the stockholders on September 15, 2004 to consider and vote on a proposal to amend our certificate of incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 100,000,000 to 175,000,000. If this proposal is not approved, or if we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in the trials, and other operations if our level of cash and cash equivalents falls below pre-determined levels. We have the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments, which include executed, but cancelable, agreements with outside organizations for the newly initiated trials. We believe that such curtailment actions, if needed, will enable us to fund our operations beyond early 2005.

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

CRITICAL ACCOUNTING POLICIES

         In December 2001, the United States Securities and Exchange Commission issued a statement concerning certain views of the Commission regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the Commission expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies and the likelihood of materially different reported results if different assumptions or conditions were to prevail. We have since carefully reviewed the disclosures included in our filings with the Commission, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003, and the accompanying audited financial statements and related notes thereto. We believe the effect of the following accounting policy is significant to our results of operations and financial condition.

         We account for options granted to employees and directors in accordance with APB Opinion No. 25, and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the repriced options are exercised, forfeited or expire. As a result, net loss applicable to common stockholders and net loss per share to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period. As of June 30, 2004, there were 548,409 repriced options outstanding, which expire on various dates through January 2008.

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

         As of June 30, 2004, we had working capital of $7,770,315, including $9,569,472 of cash and cash equivalents. Our cash used in operations for the six months ended June 30, 2004 was $7,035,704. We believe that our lead compound, alagebrium chloride (formerly ALT-711), is the only A.G.E. Crosslink Breaker in advanced human testing. Several Phase 2 clinical trials have been completed: the DIAMOND trial in diastolic dysfunction in heart failure, the SAPPHIRE/SILVER trial in systolic hypertension and a trial in cardiovascular compliance. Based on evidence of alagebrium's demonstrated efficacy and biological activity in these Phase 2 trials, as well as a strong and consistent safety profile, we are proceeding with Phase 2 development of alagebrium in two major cardiovascular indications, systolic hypertension and heart failure.

         We expect to utilize cash and cash equivalents to fund our operations, including the new Phase 2 trials of our lead compound, alagebrium chloride (formerly ALT-711). The first of these Phase 2 trials was initiated in March 2004, SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium) and the second, PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic
Dysfunction: Efficacy and Safety Trial of ALagebrium), was initiated in April 2004. We expect to have sufficient funding to complete the 2004 fiscal year but will require additional funding to complete the trials, which are expected to continue into 2005. After receipt of the July offering proceeds, we believe that our existing cash and cash equivalents will be adequate to satisfy our working capital requirements for our current operations into the first quarter of 2005. As a result, we will monitor our liquidity position and the status of our clinical trials and will continue actively to pursue fund-raising possibilities through the sale of our equity securities. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in our trials, and other operations if our level of cash and cash equivalents falls below pre-determined levels. We have the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. We believe that such curtailment actions, if needed, will enable us to fund our operations beyond early 2005.

         The amount and timing of our future capital requirements will depend on numerous factors, including the progress of our research and development programs, the conduct of pre-clinical tests and clinical trials, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities and the availability of third-party funding.

         We will require, over the long-term, substantial new funding to pursue development and commercialization of alagebrium and our other product candidates and to continue our operations. We believe that satisfying these capital requirements over the long-term will require successful commercialization of our product candidates, particularly alagebrium. However, it is uncertain whether any products will be approved or will be commercially successful.

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

IF WE DO NOT SUCCESSFULLY DEVELOP ANY PRODUCTS, OR ARE UNABLE TO DERIVE REVENUES FROM PRODUCT SALES, WE MAY NEVER BE PROFITABLE.

         All of our revenues to date have been generated from collaborative research agreements and interest income. We have not received any revenues from product sales. We may not realize product revenues on a timely basis, if at all, and there can be no assurance that we will ever be profitable.

         At June 30, 2004, we had an accumulated deficit of $196,868,464. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical trials. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product other than alagebrium in active clinical development, and there can be no assurance that we will be able

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others. We are seeking to establish these relationships to provide the funding necessary for continuation of our product development, but if such efforts are not be successful, our programs may suffer and we may be unable to develop products.

IF WE ARE ABLE TO FORM COLLABORATIVE RELATIONSHIPS, BUT ARE UNABLE TO MAINTAIN THEM, OUR PRODUCT DEVELOPMENT MAY BE DELAYED AND DISPUTES OVER RIGHTS TO TECHNOLOGY MAY RESULT.

         We may form collaborative relationships that, in some cases, will make us dependent upon outside partners to conduct pre-clinical testing and clinical trials and to provide adequate funding for our development programs. Such corporate partners, if any, may have all or a significant portion of the development and regulatory approval responsibilities. Failure of the corporate partners to develop marketable products or to gain the appropriate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         The use of any of our potential products in clinical trials and the sale of any approved products, including the testing and commercialization of alagebrium or other compounds, expose us to liability claims resulting from the use of products or product candidates. Claims could be made directly by participants in our clinical trials, consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products in clinical trials. However, coverage is becoming increasingly expensive, and we may not be able to maintain or acquire insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability that could have a material adverse effect on our business, financial conditions and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future, and insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Our cash and cash equivalents are invested primarily in money market accounts. We do not use derivative financial instruments. Accordingly, we believe we have limited exposure to market risk for changes in interest rates.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Stockholders of Alteon (the "Meeting") was held on June 2, 2004. The following matters were voted upon at the Meeting: (i) the election of three directors, (ii) the ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending December 31, 2004, and (iii) a proposal to amend our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 80,000,000 to 100,000,000.

         (i) The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of such nominee:

      Name                     Votes For        Votes Withheld
      ----                     ---------        --------------
Marilyn G. Breslow             33,517,465         1,267,834
Alan J. Dalby                  33,515,765         1,269,534
Thomas A. Moore                33,517,565         1,267,834

         (ii) The number of votes cast for, against and abstaining from the ratification of the appointment of KPMG LLP as independent public accountants for the fiscal year ending December 31, 2004, were as follows:

 Votes For            Votes Against          Abstentions
 ---------            -------------          -----------
34,655,508               82,840                46,951

         (iii) The number of votes cast for, against and abstaining from the proposal to amend our Restated Certificate of Incorporation, were as follows:

Votes For            Votes Against         Abstentions
---------            -------------         -----------
33,111,604            1,615,982               57,713

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  See Exhibit Index on page 20 for Exhibits filed with this Quarterly Report on Form 10-Q.

         b) The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

                  On June 28, 2004, we filed a current report on Form 8-K, dated June 25, 2004, which reported that the Company had raised up to $12.8 million through the sale of common stock to a group of institutional investors.

                  On April 23, 2004, we filed a current report on Form 8-K, dated April 20, 2004, announcing the initiation of PEDESTAL, a trial of alagebrium chloride (ALT-711) in patients with diastolic dysfunction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

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