Form 10-K
period 2004-12-31
ALTEON INC /DE
filed 2005-03-15
CIK 878903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________TO__________

                        Commission file number 001-16043

                                   ALTEON INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                               13-3304550
      ------------------------------        ----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

                  6 CAMPUS DRIVE, PARSIPPANY, NEW JERSEY 07054
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (201)934-5000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
           Title of Each Class                   On Which Registered
  --------------------------------------         -----------------------
  Common Stock, Par Value $.01 per share         American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the American Stock Exchange closing price of the common stock ($1.18 per share), as of June 30, 2004, was $47,636,963.

At March 1, 2005, 57,996,711 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                       Documents Incorporated By Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this form 10-K: certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 2005.

PART I

ITEM  1. BUSINESS.

OVERVIEW

      We are a product-based biopharmaceutical company engaged in the discovery and development of small molecule drugs to reverse or slow down diseases of aging and complications of diabetes. We have identified several promising product candidates that represent novel approaches to some of the largest pharmaceutical markets. Our lead compound, alagebrium chloride (formerly ALT-711), is in Phase 2 clinical development for systolic hypertension, diastolic dysfunction in heart failure, or DHF, and erectile dysfunction, or ED. As we announced in February 2005, and as discussed further below, we have voluntarily and temporarily suspended enrollment of patients into our ongoing clinical studies of alagebrium, pending receipt of additional pre-clinical data, which are expected by mid-year 2005. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our Data Monitoring Committee, or DMC, Investigational Review Boards, or IRBs, and the U.S. Food and Drug Administration, or the FDA.

      Our pharmaceutical candidates were developed as a result of our research on the Advanced Glycation End-Product, or A.G.E., pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders. A.G.E.s are glucose/protein complexes that form as a result of circulating blood glucose molecules reacting with proteins throughout the body, and subsequently interacting and bonding (crosslinking) with other proteins. These pathological complexes affect the structural chemistry of blood vessels, tissues and organs throughout the body, resulting in increased stiffness and fibrosis, as well as impaired flexibility and compromised function. In addition, A.G.E.s have been shown to contribute to disease by adversely altering multiple inflammatory and metabolic pathways. A.G.E. accumulation and protein crosslinking occur slowly as the body ages and at an accelerated rate in diabetic patients because of high glucose levels. Cardiovascular diseases, such as systolic hypertension and DHF, as well as diabetic complications, such as nephropathy and ED, are among the many conditions that are pathological consequences of A.G.E. formation and crosslinking. There are no known positive attributes of A.G.E.s.

      Our research and drug development activities targeting the A.G.E. pathway have taken three directions: the breaking of A.G.E. crosslinks between proteins in order to reverse damage, or A.G.E. Crosslink Breakers; the prevention or inhibition of A.G.E. formation, or A.G.E.-Formation Inhibitors; and the reduction of the A.G.E. burden through a novel class of anti-hyperglycemic agents, Glucose Lowering Agents, or GLA. We believe that we were the first company to focus on the development of compounds to treat diseases caused by A.G.E. formation and crosslinking. Since our inception, we have created an extensive library of novel compounds targeting the A.G.E. pathway and have actively pursued patent protection for these discoveries.

      The primary focus of our current research and development activities is alagebrium, which is our lead product candidate, and we believe it to be the only A.G.E. Crosslink Breaker in advanced human clinical testing. Alagebrium is the first rapidly-acting oral agent designed to "break" A.G.E. crosslinks, the benefit of which may be to restore structure and function to blood vessels, tissues and organs, thereby reversing the damage caused by aging and diabetes.

      In December 2004, we announced that findings of a two-year toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. The relevance of these findings to humans is unknown. Our DMC has reviewed the cumulative human safety data and previous pre-clinical experience of alagebrium and found that the data did not demonstrate an association with the lifetime carcinogenicity study in rats. We have previously completed four genotoxicity studies of alagebrium to help determine potential toxicities in humans, and these studies have not indicated any potential human risk. Earlier pre-clinical toxicity studies found no mutagenic or carcinogenic activity in either rats or mice. We also announced in December 2004 our intent to conduct a series of pre-clinical experiments to explore the mechanism by which the liver tumors developed and the relevance of such tumors to human exposure. In February 2005, based on initial findings from one of these subsequent studies that provided direction for further analysis, we voluntarily and temporarily suspended enrollment of new patients into our ongoing clinical studies pending receipt of additional pre-clinical data, which are expected by mid-year 2005. We expect that decisions regarding resumption of enrollment will be made at that time. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA.

      Four clinical studies of alagebrium are ongoing. Of the approximately 1,300 patients who have participated in the Phase 1 and Phase 2 clinical studies of alagebrium to date, approximately 1,000 patients have received alagebrium and approximately 300 patients have received placebo. The compound has demonstrated an excellent safety profile in all human clinical testing to date.

      We are actively developing alagebrium for the treatment of systolic hypertension, DHF and ED. In March 2004, we initiated a double-blind, placebo-controlled Phase 2b clinical trial of alagebrium in systolic hypertension, SPECTRA (Systolic Pressure EfficaCy and Safety TRial of Alagebrium). SPECTRA is designed to lower systolic blood pressure in patients with a systolic blood pressure reading of greater than or equal to 145 mm Hg by ambulatory blood pressure measurements, or ABPM, building upon positive data from previous Phase 2 studies, including a Phase 2a study in cardiovascular compliance and the Phase 2b SAPPHIRE/SILVER (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity/Systolic Hypertension Interaction with Left VEntricular Remodeling) trial. SAPPHIRE/SILVER demonstrated the ability of alagebrium to significantly lower systolic blood pressure (when measured by ABPM) in patients with baseline systolic pressures of 140 mm Hg whose condition was uncontrolled despite treatment with one or more currently available blood pressure medications. As discussed above, in February 2005, we voluntarily and temporarily suspended enrollment of new patients into SPECTRA pending receipt of additional pre-clinical data. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment in SPECTRA, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA. We cannot predict at this time when enrollment in our clinical studies will resume, if ever. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.

      In April 2004, we initiated PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of ALagebrium), an open-label, Phase 2a study designed to continue the evaluation of alagebrium on diastolic dysfunction and left ventricular mass in patients with diastolic and systolic heart failure. In the previously-conducted Phase 2a DIAMOND (Distensibility Improvement And ReMOdeliNg in Diastolic Heart Failure) study, treatment with alagebrium over 16 weeks demonstrated a statistically significant reduction in left ventricular mass and a marked improvement in the initial phase of left ventricular diastolic filling. The study also showed statistically significant improvements in multiple quality of life measurements. In December 2004, we disclosed that preliminary data from PEDESTAL indicate trends consistent with positive data from DIAMOND. As with SPECTRA, in February 2005, we voluntarily and temporarily suspended enrollment of new patients into PEDESTAL pending receipt of additional pre-clinical data. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment in PEDESTAL, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA. We cannot predict at this time when enrollment in our clinical studies will resume, if ever. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.

      In January 2004, we initiated a Phase 2a academic study of alagebrium in endothelial function. That study is being conducted at Johns Hopkins University School of Medicine, or JHU, under grants from the National Heart, Lung and Blood Institute and the Society of Geriatric Cardiology. In December 2004, we disclosed that these data are showing strong trends in key measures relating to improvements in carotid and brachial artery stiffness based on a series of advanced non-invasive measurements. An initial group of patients has completed the study, and data are expected to be presented in the first half of 2005. In February 2005, we voluntarily and temporarily suspended enrollment of new patients into the JHU study pending receipt of additional pre-clinical data. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA. We cannot predict at this time when enrollment in our clinical studies will resume, if ever. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.

      In January 2005, we announced the initiation of a Phase 2a study of alagebrium in ED. EMERALD (Efficacy and Safety of Alagebrium in Erectile Dysfunction in Male Diabetics) will assess the ability of alagebrium to restore erectile function in diabetic patients with moderate to severe ED who are insufficiently responsive to current treatment with Phosphodiesterase Type 5, or PDE5 inhibitors, the first class of orally-active compounds marketed for ED. In a pre-clinical rat model of diabetes, alagebrium has demonstrated the ability to restore erectile function through a unique mechanism of action. We have voluntarily and temporarily suspended enrollment of new patients into EMERALD pending receipt of additional pre-clinical data. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment in EMERALD, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA. We cannot predict at this time when enrollment in our clinical studies will resume, if ever. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.

      For a detailed description of Current Clinical Studies, see page 7 and for Completed Clinical Studies, see page 9.

      We continue to evaluate potential pre-clinical and clinical studies in other therapeutic indications in which A.G.E. Crosslink Breaker compounds may address significant unmet needs. In addition to our ongoing clinical studies in systolic hypertension, heart failure and ED, we have early research studies focused on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including Age-related Macular Degeneration, or AMD, and glaucoma; and diabetic complications, including renal diseases.

      We were incorporated in Delaware in October 1986. In January 2004, we moved our headquarters to 6 Campus Drive, Parsippany, New Jersey 07054. Our web address is www.alteon.com and our telephone number is (201) 934-5000. We make available free of charge, through the "Investor Relations" section of our website, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC.

      In addition, the public may read and copy materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC Internet address is www.sec.gov.

      See our financial statements for financial information required under this Item.

OUR BUSINESS STRATEGY

      Our strategy is to develop drug candidates from our proprietary portfolio of new chemical entities. These compounds address large medical needs that are unmet by existing therapies. We will seek, as appropriate, to selectively out-license or co-develop our drug candidates with corporate partners. As we continue the clinical development of alagebrium, we may elect to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound. In addition to alagebrium, we have identified compounds in multiple chemical classes of A.G.E. Crosslink Breakers and A.G.E.-Formation Inhibitors that may warrant further evaluation and potential development.

MARKETS OF OPPORTUNITY

      Our research and development efforts have led us to an initial focus on cardiovascular and other vascular diseases, including hypertension, heart failure and ED, as well as other complications of diabetes. Therapeutic targeting of the A.G.E. pathway may reverse the progressive fibrosis and stiffening of blood vessels, tissues and organs, as well as diminish deleterious inflammatory and metabolic responses caused by A.G.E.s, thus potentially broadening our markets of opportunity to include additional medical disorders related to aging and diabetes. Importantly, there are no currently marketed drugs of which we are aware that are known to work directly on A.G.E.s and the structural stiffening of blood vessels and organs that lead to diseases such as systolic hypertension, heart failure and ED.

Cardiovascular Diseases

      According to the American Heart Association, more than 64 million Americans have one or more types of heart or blood vessel disease, with 50 million Americans estimated to have high blood pressure. The latest World Health Organization - International Society of Hypertension guidelines for the management of hypertension emphasize the importance of pulse pressure (the difference between systolic and diastolic pressures) and arterial stiffness as predictors of overall cardiovascular risk. Currently available anti-hypertensive agents, which address a multi-billion dollar market, commonly reduce pressure on the vessel wall in such a manner as to lower both systolic and diastolic blood pressures and may not significantly affect pulse pressure. Published studies have shown that a 10 mm Hg reduction in pulse pressure correlates with approximately a 35% reduction in cardiovascular mortality.

   Systolic Hypertension

      Systolic hypertension, defined as elevated systolic blood pressure greater than 140 mm Hg, is the most common form of hypertension in those over the age of 50, with an estimated prevalence of nearly 25 million Americans. It is associated with a significantly increased risk of overall mortality, cardiovascular mortality and congestive heart failure. According to the American Heart Association, it is the type of hypertension least likely to be well treated. The potential ability of alagebrium to decrease pulse pressure and increase large artery compliance offers an opportunity to provide a treatment option specifically for systolic hypertension. See "--A.G.E. Crosslink Breakers
- Alagebrium." Although currently marketed anti-hypertensive agents are being used to treat the disease, it is not adequately treated by these therapies. We believe that alagebrium may provide additional benefit because it exerts its activity by directly targeting the stiff vessels that are associated with systolic hypertension, a mechanism of action different from currently marketed anti-hypertension drugs. In addition, based on clinical trial results to date, it appears to be well tolerated in patients with hypertension.

   Diastolic Dysfunction in Heart Failure/Left Ventricular Hypertrophy

      Diastolic dysfunction is the impaired ability of the heart to relax and fill properly after a contraction, in part due to the stiffening of the heart tissue. It is characterized by higher than normal pressures during the relaxing phase of the heart cycle (diastole). If the heart tissue (interstitium) has become stiffened, the filling of the heart will be impaired. When the ventricles (the heart's lower pumping chambers) do not relax and fill normally, increased pressure and fluid in the blood vessels of the lungs may be a result (pulmonary congestion), resulting in shortness of breath. Diastolic dysfunction can also cause increased pressure and fluid in the blood vessels returning to the heart (systemic congestion). Diastolic dysfunction is common to both systolic and diastolic heart failure in a group that collectively numbers about five million in the United States alone. DHF, which is estimated to account for 30% to 50% of all heart failure cases, is an especially poorly treated medical condition. We believe that alagebrium may offer promise as a novel therapy for cardiovascular diseases related to diastolic dysfunction because currently available therapies do not specifically target the stiffening of the heart and vessel walls.

      Left ventricular hypertrophy, or LVH, refers to the thickening of the left ventricle that can occur progressively with hypertension. It can lead to decreased cardiac output, the inability to meet the circulatory needs of the body and to heart failure itself. It is a condition associated with many cardiovascular diseases, including systolic hypertension and DHF. In the DIAMOND study, patients who were treated with alagebrium experienced a rapid remodeling of the heart, resulting in a statistically significant reduction of left ventricular mass, as well as a marked improvement in the initial phase of left ventricular diastolic filling. Additionally, in several pre-clinical studies, alagebrium has been shown to reduce the thickening of the left ventricle and induce a reverse remodeling of the heart.

Erectile Dysfunction

      ED is defined as the persistent inability to attain and maintain an erection sufficient to permit satisfactory sexual intercourse. ED has been reported to affect as many as 20 to 30 million men in the United States and 152 million men worldwide, according to the National Institutes of Health. The risk for ED increases progressively with advancing age, with an estimated 54% of men ages 65 to 70 reporting some degree of impotence. It is believed that 85% to 90% of ED cases are related to a physical or medical condition, while 10% to 15% are due to psychological causes.

      Many studies have identified ED as an early indicator of cardiovascular diseases, including hypertension, heart attack and stroke, and point to the underlying dysfunction of the arteries and vascular system as a principal cause. ED is commonly associated with a number of other conditions frequently occurring in aging men, including enlarged prostate, hardening of the arteries, high cholesterol and diabetes.

      An estimated 30% to 40% of diabetic and aged patients with ED do not receive benefit from currently available drugs, such as the PDE5 inhibitors, and patients with diabetes or severe vascular disease are among the most refractory to such treatments. This occurs, in part, because the corpus cavernosum, the structure in the penis that acts as an expandable reservoir for blood, is unable to properly dilate due to the accumulation and crosslinking of A.G.E.s. A.G.E.s have been demonstrated to impair erectile function in diabetes by affecting the functional capabilities of the corpus cavernosum and by interfering with the production of nitric oxide needed to maintain an erection. In October 2004, we announced the presentation of a pre-clinical study that demonstrated the ability of alagebrium to significantly improve erectile function, as well as decrease A.G.E. levels. In addition, alagebrium normalized other diabetes-induced pathologies associated with ED, an effect not seen with PDE5 inhibitors. According to the investigative team, these data are unlike results for currently marketed ED drugs in similar experiments.

      Analysts estimate that the current ED market of around $1.8 billion a year could rise to total impotence drug sales of around $6 billion over the next eight years, split between currently-marketed ED drugs and other second-generation treatments.

Complications of Diabetes

      A significant portion of diabetic individuals develops cardiovascular diseases and other complications due to the high levels of blood glucose and A.G.E.s within the body. According to the American Diabetes Association, heart disease is the leading cause of diabetes-related deaths. Heart disease death rates are two to four times higher in adults with diabetes than adults without diabetes. The risk of stroke is also two to four times higher in those with diabetes.

      The Diabetes Control and Complications Trial, a multi-center clinical trial conducted by the National Institutes of Health, demonstrated that elevated blood glucose levels significantly increase the rate of progression of blood vessel, kidney, eye and nerve complications from diabetes. More than 50% of people with diabetes in the United States develop diabetic complications that range from mild to severe.

   Kidney Disease

      Kidney disease is a significant cause of morbidity and mortality in patients with Type 1 and Type 2 diabetes. It is a chronic and progressive disease that affects approximately one-third of patients with Type 1 diabetes. Approximately 10% to 15% of patients with Type 2 diabetes develop kidney disease. One of the early signs of kidney damage is microalbuminuria (characterized by leakage of small amounts of protein into the urine), which progresses to overt nephropathy (characterized by leakage of large amounts of protein into the urine) and ultimately to end-stage renal disease. Diabetes is the leading cause of kidney failure in the United States.

Other Markets of Opportunity

      A.G.E.s have been shown to cause or contribute to many medical disorders. In addition to our ongoing clinical studies in systolic hypertension, heart failure and ED, we have early research studies focused on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including AMD and glaucoma; and diabetic complications, including renal diseases. We continue to evaluate potential indications for our compounds.

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

      A.G.E.s are permanent structures that form when simple sugars, such as glucose, bind to the surface of proteins. As the body ages, A.G.E. complexes form on proteins continuously and naturally, though slowly throughout life, at a rate dependent upon glucose levels and on the body's natural ability to clear these pathological structures. A.G.E. complexes subsequently crosslink to other proteins. The A.G.E. crosslink has been found to be unique in biology and is prevalent in animal models of aging and diabetes. Scientific literature suggests that the formation and subsequent crosslinking of A.G.E.s is an inevitable part of the aging process and diabetes that leads to the progressive loss of flexibility and function in various tissues, blood vessels and organs.

      The formation and crosslinking of A.G.E.s is a well-known process in food chemistry called the Maillard Reaction. The browning and toughening of food during the cooking process occurs, in part, as a result of the formation of A.G.E. complexes between sugars and the amino acids of proteins.

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

      A.G.E.s and A.G.E. crosslinks are considered to be likely causative factors in the development of many age-related and diabetic disorders. For example, proteins in the body, such as collagen and elastin, which play an important role in maintaining the elasticity of the cardiovascular system, are prime targets for A.G.E. crosslinking. This stiffening process can impair the normal function of contractile organs, such as blood vessels, which depend on flexibility for normal function. A loss of flexibility of the vasculature is associated with a number of cardiovascular disorders, including systolic hypertension, diastolic dysfunction, LVH and heart failure itself, as well as ED and other diabetic complications.

      In addition to the fibrosis and stiffening of tissues and organs throughout the body, A.G.E.s have been shown to contribute to disease by adversely altering multiple inflammatory and metabolic pathways. A.G.E.s can lead to pathologic alterations commonly associated with diabetic nephropathy, retinopathy and alterations in molecules that accelerate atherosclerosis.

      We incurred research and development expenditures of $10,147,000, $9,930,000 and $14,992,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

A.G.E. Crosslink Breakers

      A.G.E. Crosslink Breakers have the potential to treat a number of medical disorders where loss of flexibility or elasticity leads to a loss in function. Our lead clinical candidate, alagebrium, has demonstrated the ability to reverse tissue damage and restore function to the cardiovascular system in Phase 2 clinical studies in cardiovascular compliance, systolic hypertension and DHF. In a pre-clinical rat model of diabetes, alagebrium has demonstrated the ability to restore erectile function. Additionally, we are evaluating the development of several compounds in the breaker class for other indications where A.G.E. crosslinking leads to abnormal function.

      We have identified 17 potential chemical classes of A.G.E. Crosslink Breakers, and have a library of more than 650 compounds.

   Alagebrium

      Alagebrium is a small, easily synthesized compound with a rapid mode of action. It is well absorbed from an oral tablet formulation. The compound is under Phase 2 clinical evaluation in systolic hypertension, heart failure and ED. It is being evaluated in various pre-clinical models to assess its safety and potential in a number of other disease states.

CURRENT CLINICAL STUDIES

      As announced in February 2005, based on initial findings from a pre-clinical toxicity study that provided direction for further analysis, we have voluntarily and temporarily suspended enrollment into each of the clinical studies described in this section, pending receipt of additional pre-clinical data. All trials are ongoing, and currently enrolled patients are permitted to continue treatment with alagebrium. Prior to resuming enrollment of any new patients into any of our clinical studies, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA. We cannot predict at this time when enrollment in our clinical studies will resume, if ever.

SPECTRA

      In March 2004, we initiated SPECTRA, a double-blind, placebo-controlled Phase 2b clinical trial in patients with systolic hypertension. SPECTRA is designed to evaluate alagebrium's ability to lower systolic blood pressure in patients with a systolic blood pressure reading of greater or equal to 145 mm Hg, building upon positive data from previous Phase 2 trials. Alagebrium's activity in prior clinical trials demonstrated the drug's safety and ability to lower systolic blood pressure and pulse pressure in aging and diabetic patients, especially in the difficult-to-treat hypertensive patient population with blood pressure measured by ABPM monitoring.

      In SPECTRA, approximately 400 patients are expected to be enrolled at over 70 clinical sites throughout the United States. The trial includes male and female patients who are at least 45 years of age. Recruited patients undergo a run-in phase during which they are stabilized on hydrochlorothiazide, a commonly-used diuretic. They then receive alagebrium tablets or placebo once a day for 12 weeks.

      SPECTRA is designed to further extend the range of effective dosing defined in previous Phase 2 testing. The trial consists of four treatment arms, comprising three different dose levels of alagebrium (10, 50 or 150 mg) or placebo. Patients enrolled in the trial must have systolic blood pressure of greater than or equal to 145 mm Hg as measured by ABPM, as well as additional qualifications. Automated office blood pressures as well as ABPM pressures are taken at scheduled time points. The primary measure of efficacy will be the change from baseline in mean 24-hour systolic ABPM pressure after 12 weeks of dosing (as compared to placebo). Secondary endpoints will include changes in diastolic, pulse and arterial pressures.

      While SPECTRA is ongoing, we have voluntarily and temporarily suspended the enrollment of new patients into the trial. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment of new patients into any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA.

PEDESTAL

      In April 2004, we initiated PEDESTAL, a Phase 2a study being conducted at Baylor Heart Clinic in Houston. PEDESTAL is designed to continue evaluating the potential effects of alagebrium on diastolic dysfunction and left ventricular mass in patients with significant heart failure. In the previously completed Phase 2a DIAMOND study, treatment with alagebrium resulted in an unprecedented reduction in left ventricular mass within a 16-week treatment period, as well as a marked improvement in the initial phase of left ventricular diastolic filling and improvement in quality of life.

      PEDESTAL is an open-label exploratory study to determine the effects of alagebrium at two oral dosages (35 mg once a day or 210 mg twice daily) for 6, 12, 16 and 24 weeks on diastolic function and left ventricular mass in 20 patients diagnosed with systolic heart failure and diastolic dysfunction. Safety and quality of life are also being evaluated. The study includes men and women at least 30 years of age with or without diabetes, who are classified as having grade II to IV heart failure under the New York Heart Association guidelines. The primary endpoints, which include quantification of left ventricular mass and complete Doppler evaluation of changes in diastolic function, are again designed to look at the therapeutic remodeling capability of alagebrium. Secondary endpoints include a quality of life assessment as measured by the Minnesota Living With Heart Failure Questionnaire.

      In December 2004, we announced that preliminary data from the initial 14 (of planned 20) patients indicate trends consistent with positive data from the DIAMOND study. While patients in PEDESTAL cannot be compared directly with those from DIAMOND (patients in PEDESTAL have impaired ejection fraction, larger hearts and are sicker overall), treatment with alagebrium appears to have important and consistent effects in both patient groups. While PEDESTAL is ongoing, we have voluntarily and temporarily suspended the enrollment of new patients into the study. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment of new patients into any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA.

JHU Study in Endothelial Dysfunction

      In February 2004, we initiated a Phase 2a clinical study to evaluate the potential effects of alagebrium on endothelial dysfunction at JHU under grants from the National Heart, Lung and Blood Institute and the Society of Geriatric Cardiology. This academic study is an additional component to our ongoing Phase 2 studies in systolic hypertension and heart failure, and will help further elucidate alagebrium's mechanism of action in these indications.

      The endothelium, a single-cell lining of the arteries that acts as an interface between the blood and arterial wall, is impaired in many cardiovascular conditions. Endothelial damage, and the resulting inability of smaller vessels to react to changes in blood pressure and flow, can be a predictor of present and future cardiovascular disease. Recent evidence suggests that when arteries become stiffer, endothelial function is worsened even when the endothelial cells themselves are normal. The loss of vascular tone due to the interaction between arterial stiffening and endothelial function may be important in explaining why stiff arteries are a major risk factor for cardiovascular disease.

      The JHU endothelial study is designed to enroll approximately 25 patients, male or female who are 50 years of age or greater, with systolic hypertension (systolic blood pressure of greater than 140 mm Hg and a diastolic blood pressure of less than 95 mm Hg). Patients are receiving 210 mg of alagebrium twice daily for eight weeks, preceded by three weeks of twice daily placebo run-in dosing. The primary purpose of the study is to determine whether increasing arterial elasticity by breaking A.G.E. crosslinks improves endothelial function as assessed by evaluating vessel relaxation and biomarkers of endothelial function.

      In December 2004, we announced positive findings from an interim analysis of this study. These data are showing strong trends in key measures relating to improvements in carotid and brachial artery stiffness based on a series of advanced non-invasive measurements. An initial group of patients has completed the study, and data are expected to be presented in the first half of 2005. While the JHU study is ongoing, we have voluntarily and temporarily suspended the enrollment of new patients into the study. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA.

EMERALD

      In January 2005, we initiated a Phase 2a study to evaluate the potential effects of alagebrium in ED. EMERALD will assess the ability of alagebrium to restore erectile function in diabetic patients with moderate to severe ED who achieve limited benefit from current treatment with PDE5 inhibitors, the first class of orally-active compounds approved for the treatment of ED. In a pre-clinical rat model of diabetes, alagebrium has demonstrated an ability to restore erectile function through what appears to be a unique mechanism of action and thus may offer significant potential as an adjunctive treatment for diabetic ED.

      EMERALD is a randomized, double-blind, placebo-controlled Phase 2a pilot study being conducted under the direction of Wayne J.G. Hellstrom, M.D., Professor of Urology at Tulane University School of Medicine and an author of many of the seminal studies in ED. Approximately 40 male diabetic patients age 18 to 70 will be enrolled and randomized to receive oral doses of either alagebrium (200 mg once daily) or placebo tablets for a 16-week period in conjunction with their PDE5 inhibitor therapy. The primary endpoint of the study will be based on the International Index of Erectile Function questionnaire. Secondary endpoints of efficacy will be self-reported improvement in erections (according to a Global Assessment Question) and measurements of change from baseline in penile blood flow. While EMERALD is ongoing, we have voluntarily and temporarily suspended the enrollment of new patients into the study. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment of new patients into any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA.

COMPLETED CLINICAL STUDIES

SAPPHIRE/SILVER

      The Phase 2b SAPPHIRE/SILVER trial evaluated the effectiveness of alagebrium in approximately 770 patients having elevated systolic blood pressure with or without LVH. The trial was dose-ranging, double-blind, placebo-controlled and conducted at over 60 sites in the United States. In May 2004, the detailed findings from a post hoc analysis of the SAPPHIRE/SILVER trial were presented at the American Society of Hypertension or ASH Nineteenth Annual Scientific Meeting. These data, which were subsequently published in a supplement to the December 15, 2004 issue of the American Journal of Hypertension, demonstrated that treatment with alagebrium, as recorded by ABPM, resulted in a significant reduction in systolic blood pressure in patients that are traditionally difficult to treat.

      Highlights of the SAPPHIRE/SILVER data presented include:

      - Alagebrium treatment resulted in highly significant reduction of systolic blood pressure in patients with a baseline 24-hour ambulatory systolic blood pressure of 140 mm Hg or greater. These patients had uncontrolled blood pressure despite the continuation of their existing anti-hypertensive medications.

      - In this patient population, significant efficacy at the best dose (35 mg once a day) was persistent and resulted in an average drop in systolic blood pressure of approximately 6 mm Hg vs. placebo (p<0.01).

      - In patients with a baseline 24-hour ambulatory systolic blood pressure of 140 mm Hg or greater and on two or more background anti-hypertensive medications, there was an average drop in systolic blood pressure of 12.5 mm Hg vs. placebo (p<0.01).

      - In a further defined subset of patients with a baseline 24-hour ambulatory systolic blood pressure of 150 mm Hg or greater and on two or more background medications, patients had an average drop in systolic blood pressure of 18.0 mm Hg vs. placebo (p<0.01).

      These findings support the hypothesis that alagebrium works best in patients with more serious baseline hypertension via a mechanism of action unlike any currently marketed high blood pressure drug.

      We announced the initial results of the SAPPHIRE/SILVER trial in July 2003. The pre-specified primary endpoint of reduction of systolic blood pressure by office cuff pressure measurement at the highest of the four active dose levels, 210 mg per day, did not demonstrate statistical significance as compared to placebo. The data analysis was confounded by a 6 to 10 mm Hg drop in systolic blood pressures in all arms of the SAPPHIRE /SILVER trial, including placebo, during the first two weeks after patient randomization. However, patients in the SAPPHIRE "intent-to-treat" population demonstrated efficacy net of placebo, in the 2 to 3 mm Hg range by cuff pressure, at the lower end of the alagebrium dosing range. As reported at that time, a pre-specified secondary analysis of ABPM measurements in patients who completed the study demonstrated a blood pressure lowering effect at lower doses of about 4 mm Hg net of placebo. Importantly, there was no significant placebo effect noted in the ABPM measurements, and that data were presented at the ASH meeting in May 2004 (abstract highlighted above).

DIAMOND

      In January 2003, we announced positive results from an analysis of the first 17 patients in the Phase 2a DIAMOND clinical study evaluating the potential effects of alagebrium in patients with diastolic dysfunction in diastolic heart failure. The study was conducted at Wake Forest University Baptist Medical Center and the Medical University of South Carolina in patients at least 60 years of age with isolated DHF. In the DIAMOND study, 23 patients received 210 mg of alagebrium twice daily on an open-label outpatient basis for 16 weeks in addition to their current medications. Primary endpoints included changes in exercise tolerance and aortic stiffness. Effects on LVH, diastolic filling and quality of life were also assessed. Patients who received alagebrium for 16 weeks experienced a rapid remodeling of the heart, resulting in a statistically significant reduction in left ventricular mass as well as a marked improvement in the initial phase of left ventricular diastolic filling. Additionally, the drug was well tolerated and had a positive effect on patients' quality of life. Measurements of exercise tolerance and aortic distensibility proved to be more variable than anticipated for a study of this size and were not reportable.

Phase 2a Cardiovascular Compliance Study

      In January 2001, we announced successful results from a Phase 2a clinical study of alagebrium evaluating the effects of the compound on cardiovascular elasticity and function. This study, conducted at nine United States clinical sites, was a double-blind, placebo-controlled study evaluating the safety, efficacy and pharmacology of alagebrium. The study enrolled 93 patients over the age of 50 with measurably stiffened large vessels, including systolic blood pressure of at least 140 mm Hg and pulse pressure of at least 60 mm Hg. Patients were randomized to receive oral doses of either 210 mg of alagebrium or placebo once daily for eight weeks. Patients were evaluated for cardiovascular elasticity and function as measured by pulse pressure, cardiovascular compliance and pulse wave velocity. Under this protocol, alagebrium treatment was in addition to the best available therapeutic regimen chosen by the treating physicians. Study results showed that patients who received alagebrium experienced a statistically significant (p<0.02) and clinically meaningful reduction in the arterial pulse pressure, defined as the difference between systolic and diastolic blood pressure. Results also showed a statistically significant increase in large artery compliance (p<0.03), an indicator of greater vascular flexibility and volume capacity, using a traditional measurement of the ratio of stroke volume to pulse pressure. Additionally, the drug was well tolerated. These Phase 2a data were presented at the Special Sessions Presentation of "Late Breaking Clinical Trials" at the American College of Cardiology Annual Scientific Session in March 2001, and published as "breakthrough information" in the September 26, 2001 issue of the peer-reviewed journal, Circulation: Journal of the American Heart Association.

      In addition to several Phase 2 human studies, a series of Phase 1 safety and dose escalation studies were conducted. These studies have shown the drug to be safe and well tolerated in humans.

PRE-CLINICAL STUDIES

      Alagebrium efficacy data are consistent across species. Studies in animal models in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions with alagebrium. In these pre-clinical models, alagebrium reverses the stiffening of arteries, as well as the stiffening of the heart, that are consequences of aging and diabetes. Pre-clinical studies of alagebrium conducted by researchers from the National Institute on Aging and Johns Hopkins Geriatric Center demonstrated the ability of the compound to significantly and rapidly reduce arterial stiffness in elderly Rhesus monkeys. In a pre-clinical study of alagebrium in aged dogs, administration of alagebrium for one month resulted in an approximate 40% decrease in age-related ventricular stiffness, or hardening of the heart, with an overall improvement in cardiac function. Additionally, in several pre-clinical studies, alagebrium has been shown to normalize the thickening of the left ventricle and to have a beneficial, therapeutic effect on reversing the pathologic remodeling of the heart. Recent pre-clinical studies have demonstrated the beneficial effects of alagebrium on atherosclerosis, kidney disease and ED.

      In December 2004, we announced that findings of a two-year toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. The relevance of these findings to humans is unknown. Our DMC has reviewed the cumulative human safety data and previous pre-clinical experience of alagebrium and found that the data did not demonstrate an association with the lifetime carcinogenicity study in rats. We have previously completed four genotoxicity studies of alagebrium to help determine potential toxicities in humans, and these studies have not indicated any potential human risk. Earlier pre-clinical toxicity studies found no mutagenic or carcinogenic activity in either rats or mice. We also announced in December 2004 our intent to conduct a series of pre-clinical experiments to explore the mechanism by which the liver tumors developed and the relevance of such tumors to human exposure. In February 2005, based on initial findings from one of these subsequent studies that provided further direction for further analysis, we voluntarily and temporarily suspended enrollment of new patients into our ongoing clinical studies pending receipt of additional pre-clinical data, which are expected by mid-year 2005. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA.

A.G.E.-Formation Inhibitors

      A.G.E.-Formation Inhibitors are designed to prevent glucose/protein formation and crosslinking. This class of compounds may have broad applications in slowing down the key complications of diabetes.

      We have identified nine distinct chemical classes of A.G.E.-Formation Inhibitors, encompassing a library in excess of 850 compounds.

   Pimagedine

      Pimagedine was our lead compound in the A.G.E.-Formation Inhibitor class, but is not in active clinical development.

      In November 1998, we announced results of an analysis of data from the ACTION 1 trial of pimagedine in diabetic patients with overt nephropathy. Although the results showed that pimagedine reduced the risk of doubling of serum creatinine, the study's primary endpoint, the data did not reach statistical significance. However, pimagedine therapy did result in a statistically significant and clinically meaningful reduction of urinary protein excretion. Pimagedine also reduced, to a statistically significant extent, cholesterol and triglycerides, as well as the progression of retinopathy. Additional data suggested a trend toward improvements in other measures of kidney function, including estimated creatinine clearance and glomerular filtration rate. The drug was generally well tolerated. Although pimagedine is no longer in active clinical development because of resource allocation priorities, the ACTION trial served as a proof-of-concept study demonstrating the potential of compounds that target the A.G.E. pathway in the treatment of diabetic kidney disease and a broad range of diabetic complications. The study also suggests that other pharmacologic compounds that target the A.G.E. pathway could have an impact on diabetic conditions. A.G.E. Crosslink Breakers have the potential to reverse damage caused by A.G.E.s and potentially are much faster acting than pimagedine and other A.G.E. Formation Inhibitors.

Glucose Lowering Agents, or GLA

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

MANUFACTURING

      We have no manufacturing facilities for either production of bulk chemicals or the manufacturing of pharmaceutical dosage forms. We rely on third-party contract manufacturers to produce the raw materials and chemicals used as the active drug ingredients in our products used in clinical studies, and we expect to rely on third parties to perform the tasks necessary to process, package and distribute these products in finished form.

      We will inspect third-party contract manufacturers and their consultants to confirm compliance with current Good Manufacturing Practice, or cGMP, required for pharmaceutical products. We believe we will obtain sufficient quantities of bulk chemicals at reasonable prices to satisfy anticipated needs. There can be no assurance, however, that we can continue to meet our needs for supply of bulk chemicals or that manufacturing limitations will not delay clinical studies or possible commercialization.

MARKETING AND SALES

      We retain worldwide marketing rights to our A.G.E. Crosslink Breaker compounds. We believe that alagebrium may address the cardiovascular, diabetes, urology and primary care physician markets. We plan to market and sell our products, if successfully developed and approved, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

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

      As of the date of this report, our patent estate of owned and/or licensed patent rights consisted of 98 issued United States patents, one of which expires in 2005, and 23 pending patent applications in the United States, the majority of which are A.G.E.-related. We also own or have exclusive rights to over 45 issued patents in Europe,

Japan, Australia and Canada. These patents and additional patent applications cover compounds, compositions and methods of treatment for several chemical classes of crosslink breaker compounds, including alagebrium.

      Effective as of August 5, 2002, we entered into a letter agreement with Yamanouchi Pharmaceutical Co, Ltd., or Yamanouchi, who terminated its License Agreement dated as of June 16, 1989. Pursuant to the letter agreement, for a period of fifteen years, we will pay Yamanouchi royalties on any sales of pimagedine or pimagedine products in Japan, South Korea, Taiwan and The People's Republic of China covered by the License Agreement. We have entered into an exclusive licensing arrangement with Roche Diagnostics GmbH for our technology for diagnostic applications, and we have also entered into clinical testing and distribution agreements with Gamida for Life, or Gamida, which grant Gamida the exclusive right to distribute pimagedine, if successfully developed and approved for marketing, in Israel, Bulgaria, Cyprus, Jordan and South Africa. We are not currently developing pimagedine.

      In 1987, we acquired an exclusive, royalty-free, worldwide license (including the right to sub-license to others) to Rockefeller University's issued patents, patent applications and trade secrets relating to A.G.E.-formation technology. In addition, we previously exclusively licensed from The Picower Institute for Medical Research, or The Picower, certain patentable inventions and discoveries relating to A.G.E. technology. The Picower license agreement was terminated as of April 15, 2002, when we entered into a Termination Agreement, pursuant to which The Picower assigned to us all of its patents, patent applications and other technology related to A.G.E.s. We agreed to prosecute and maintain the patents and patent applications and will pay to the trustee for The Picower royalties on any sales of products falling within the claims of these patents and patent applications until they expire or are allowed to lapse.

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

GOVERNMENT REGULATION

      We and our products are subject to comprehensive regulations by the FDA and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, marketing, export, storage, record keeping, advertising and promotion of our products.

      The process required by the FDA before our products may be approved for marketing in the United States generally involves (1) pre-clinical new drug laboratory and animal tests, (2) submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin, (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (4) submission to the FDA of a new drug application, or NDA, and (5) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that the FDA review process will result in product approval on a timely basis, if at all.

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

      Clinical trials are conducted under protocols that detail such matters as the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each protocol must be reviewed and approved by an IRB.

      Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase 1, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase 2 involves studies in a limited patient population to (1) evaluate preliminarily the efficacy of the product for specific targeted indications, (2) determine dosage tolerance and optimal dosage, and (3) identify possible adverse effects and safety risks. Phase 3 trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

      We will need FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products, before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time-consuming and subject to unanticipated delays. For example, in February 2005, based on initial findings from a pre-clinical toxicity study that provided direction for further analysis, we voluntarily and temporarily suspended enrollment of patients into our ongoing clinical studies of alagebrium, pending receipt of additional pre-clinical data and discussions with the FDA. We cannot assure at this time when enrollment in our clinical studies will resume, if ever. We are conducting additional studies to explore the mechanism by which the liver tumors developed and the relevance of tumors to human exposure, the results of which are expected by mid-year 2005. We expect that decisions regarding resumption of enrollment will be made at that time. However, there can be no assurance that enrollment of new patients into our clinical studies will resume at that time, or at all. There can no assurance that the FDA will grant approvals of our proposed products, processes or facilities on a timely basis, if at all. Any delay or failure to obtain such approvals would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

      Among the conditions for NDA approval is the requirement that the prospective manufacturer's operating procedures conform to cGMP requirements, which must be followed at all times. In complying with these requirements, manufacturers (including a drug sponsor's third-party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply a product for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities from other countries, as applicable.

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

      For marketing outside of the United States, we will have to satisfy foreign regulatory requirements governing human clinical trials and marketing approval for drugs and diagnostic products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. We do not currently have any facilities or personnel outside of the United States.

COMPETITION

      A.G.E.s have been shown to contribute to many of the disorders of aging and diabetes. Cardiovascular diseases and diabetic complications are among the diseases that may be a consequence of A.G.E. accumulation in the body. We are aware of many companies pursuing research and development of compounds for these indications. In addition, we are aware of companies, such as Novartis AG, that have research and development activities in the A.G.E. field itself and may have identified candidates for clinical development.

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

      We are competing in an industry in which technologies can become obsolete over time, thereby reducing or eliminating the market for any pharmaceutical product. For example, competitive drugs based on other therapeutic mechanisms are currently marketed and are being developed to treat cardiovascular disease and diabetic complications. The development by others of non-A.G.E.-related treatment modalities could render our products non-competitive. Therapeutic approaches being pursued by others include treating cardiovascular disease and diabetic complications via gene therapy and cell transplantation, as well as pharmaceutical intervention with agents such as aldose reductase inhibitors.

      There are many drugs currently marketed for hypertension including ACE inhibitors, angiotensin receptor blockers, calcium channel blockers, adrenergic alpha 1 receptor antagonists, aldosterone inhibitors, beta-blockers and diuretics. In the absence of any marketed products that are designed to specifically target the underlying pathology of vascular stiffness of systolic hypertension, treatments approved for hypertension are currently being prescribed to treat systolic hypertension. In addition, PDE5 inhibitors and other therapies are currently marketed for ED.

MEDICAL AND CLINICAL ADVISORS

      Our Medical and Clinical Advisors are individuals with recognized expertise in medical and pharmaceutical sciences and related fields who advise us about present and long-term scientific planning, research and development. These advisors consult and meet with our management informally on a frequent basis. All advisors are employed by employers other than us, who may also be competitors of ours, and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to us. The advisors have agreed, however, not to provide any services to any other entities that might conflict with the activities that they provide us. Each member also has executed a confidentiality agreement for our benefit.

      The following persons are our Medical and Clinical Advisors:

      George L. Bakris, M.D., F.A.C.P., F.A.S.N., Professor and Vice Chairman, Department of Preventive Medicine and Director, Hypertension/Clinical Research Center, Rush University Medical Center; immediate Past-President, American College of Clinical Pharmacology.

      Leslie Z. Benet, Ph.D., Professor, School of Pharmacy, Department of Biopharmaceutical Sciences, the University of California San Francisco; Chairman of the Board, AvMax, Inc.; Past-Chairman, Department of Biopharmaceutical Sciences, the University of California San Francisco.

      Edward D. Frohlich, M.D., Alton Ochsner Distinguished Scientist of the Ochsner Clinic Foundation; Professor of Medicine and Physiology, Louisiana State University; Clinical Professor of Medicine and Adjunct Professor of Pharmacology, Tulane University; Past-President, Society of Geriatric Cardiology; Past-President, American Society for Clinical Pharmacology and Therapeutics; Past-Chairman, Council for High Blood Pressure Research (American Heart Association); immediate Past-Editor-in-Chief of Hypertension journal.

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

      As of March 3, 2005, we employed 37 persons; 25 were engaged in research and development, and 12 were engaged in administration and management. Three of those employed held a Ph.D., M.D. or other advanced degree. We believe that we have been successful in attracting skilled and experienced personnel. Our employees are not covered by collective bargaining agreements, but all employees are covered by confidentiality agreements. We believe that our relationship with our employees is good.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS

      Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in this section and elsewhere in this Form 10-K. These factors include, but are not limited to, the risks set forth below.

      The forward-looking statements represent our judgment and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements.

IF WE DO NOT OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR NEEDS, WE MAY HAVE TO CURTAIL OR DISCONTINUE THE RESEARCH, PRODUCT DEVELOPMENT, PRE-CLINICAL TESTING AND CLINICAL STUDIES OF SOME OR ALL OF OUR PRODUCT CANDIDATES.

      As of December 31, 2004, we had working capital of $8,740,000, including $11,176,000 of cash and cash equivalents. Our cash used in operating activities for the year ended December 31, 2004 was $13,110,000.

      Alagebrium is our lead product candidate and we believe it to be the only A.G.E. Crosslink Breaker in advanced human clinical testing. We initiated several Phase 2 studies of alagebrium during 2004: the SPECTRA trial in systolic hypertension, the PEDESTAL study in heart failure and a study in endothelial dysfunction. A Phase 2a study in ED, EMERALD, was initiated in January 2005. Several Phase 2 clinical studies have been completed: the DIAMOND study in DHF, the SAPPHIRE/SILVER trial in systolic hypertension and a study in cardiovascular compliance. In February 2005, based on initial findings from a pre-clinical toxicity study that provided direction for further analysis, we voluntarily and temporarily suspended enrollment of new patients into our ongoing clinical studies pending receipt of additional pre-clinical data, which are expected by mid-year 2005. We expect that decisions regarding resumption of enrollment will be made at that time. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA. We cannot predict at this time when enrollment in our clinical studies will resume, if ever. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.

      We expect to utilize cash and cash equivalents to fund our operating activities, including the ongoing Phase 2 studies. In January 2005, we completed a sale of common stock that provided net proceeds of approximately $9.5 million. We will actively continue to pursue fund-raising possibilities through the sale of our equity securities. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities or if our level of cash and cash equivalents falls below anticipated levels, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in our studies and other operations. We have the ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. We expect to have sufficient cash and cash equivalents to satisfy our working capital requirements at least into the first quarter of 2006, either by future fund-raising or, if needed, curtailment actions.

      The amount and timing of our future capital requirements will depend on numerous factors, including the progress of our research and development programs, the number and characteristics of product candidates that we pursue, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities, our ability to complete strategic collaborations and the availability of third-party funding.

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

CLINICAL STUDIES REQUIRED FOR OUR PRODUCT CANDIDATES ARE TIME-CONSUMING, AND THEIR OUTCOME IS UNCERTAIN.

      Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through pre-clinical and clinical studies that the product is safe and effective for use in each target indication. Success in pre-clinical studies of a product candidate may not be predictive of similar results in humans during clinical trials. None of our products has been approved for commercialization in the United States or elsewhere.

      As we announced in December 2004, findings of a two-year toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. The relevance of these findings to humans is unknown. As we further announced in February 2005, we have voluntarily and temporarily suspended enrollment of patients into our active clinical studies of alagebrium, pending receipt of additional pre-clinical data. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including the DMC, IRBs and the FDA. We cannot predict at this time that enrollment in our clinical studies will resume. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.

      Before a clinical trial may commence in the United States, we must submit an IND, containing pre-clinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If commenced, the FDA may delay, limit, suspend or terminate clinical trials, or may delay, condition or reject approval of any of our product candidates, for many reasons. For example:

      - ongoing pre-clinical or clinical study results may indicate that the product candidate is not safe or effective;

      - the FDA may interpret our pre-clinical or clinical study results to indicate that the product candidate is not safe or effective, even if we interpret the results differently; or

      - the FDA may deem the processes and facilities that our collaborative partners, our third-party manufacturers or we propose to use in connection with the manufacture of the product candidate to be unacceptable.

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

      The length of time necessary to complete clinical trials varies significantly and is difficult to predict. Factors that can cause delay or termination of our clinical trials include:

      - slower than expected patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors;

      -     adverse results in pre-clinical safety or toxicity studies;

      -     lower than expected retention rates of patients in a clinical trial;

      - inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

      - delays in approvals from a study site's review board, or other required approvals;

      - longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

      -     lack of sufficient supplies of the product candidate;

      -     adverse medical events or side effects in treated patients;

      -     lack of effectiveness of the product candidate being tested; and

      -     regulatory changes.

      Even if we obtain positive results from pre-clinical or clinical studies for a particular product, we may not achieve the same success in future studies of that product. Data obtained from pre-clinical and clinical studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, we may encounter delays or rejections based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted NDA. We may encounter similar delays in foreign countries. Moreover, regulatory approval may entail limitations on the indicated uses of the drug. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude our licensees or marketing partners from marketing our products or limit the commercial use of such products and will have a material adverse effect on our business, financial condition and results of operations.

      In addition, some or all of the clinical trials we undertake may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals, which could prevent or delay the creation of marketable products. Our product development costs will increase if we have delays in testing or approvals, if we need to perform more, larger or different clinical trials than planned or if our trials are not successful. Delays in our clinical trials may harm our financial results and the commercial prospects for our products.

IF WE DO NOT SUCCESSFULLY DEVELOP ANY PRODUCTS, OR ARE UNABLE TO DERIVE REVENUES FROM PRODUCT SALES, WE WILL NEVER BE PROFITABLE.

      Virtually all of our revenues to date have been generated from collaborative research agreements and interest income. We have not received any revenues from product sales. We may not realize product revenues on a timely basis, if at all, and there can be no assurance that we will ever be profitable.

      At December 31, 2004, we had an accumulated deficit of $205,713,000. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research, pre-clinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product other than alagebrium in active clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any pre-clinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium. As we announced in December 2004, findings of a two-year toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. The relevance of these findings to humans is unknown. As we further announced, we have voluntarily and temporarily suspended enrollment of patients into our ongoing clinical studies of alagebrium, pending receipt of additional pre-clinical data. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including the DMC, IRBs and the FDA. We cannot predict at this time that enrollment in our clinical studies will resume. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected. We have discussed these findings with the FDA and intend to conduct additional studies to explore the mechanism by which the liver tumors developed and will provide that information to the agency. We cannot yet determine what effect, if any, these preliminary results will have on our ability to complete clinical development of alagebrium in a timely manner, or at all.

      To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and pre-clinical and clinical testing prior to potential regulatory approval and commercialization. The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during pre-clinical testing or clinical studies, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We may not be able to undertake additional clinical studies. In addition, our product development efforts may not be successfully completed, we may not obtain regulatory approvals, and our products, if introduced, may not be successfully marketed or achieve customer acceptance. We do not expect any of our products, including alagebrium, to be commercially available for a number of years, if at all.

IF WE ARE UNABLE TO FORM THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES, THEN OUR PROGRAMS WILL SUFFER AND WE MAY NOT BE ABLE TO DEVELOP PRODUCTS.

      Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others. We intend to enter into these arrangements, especially in target indications in which our potential collaborator has particular therapeutic expertise or that involve a market that must be served by large sales and marketing organizations. The potential market, pre-clinical and clinical study results and safety profile of our product candidates may not be attractive to potential corporate partners. As noted above, a recent preliminary report of a two-year toxicity study found that male rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. Also, as noted above, in February 2005, we voluntarily and temporarily suspended enrollment into our ongoing clinical studies of alagebrium pending receipt of additional pre-clinical data. Such results could adversely affect our ability to enter into research and development collaborations with respect to alagebrium. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

      We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

      In meetings with management and with the Audit Committee of the Board of Directors, J.H. Cohn LLP, or J.H. Cohn, our independent registered public accounting firm, informed us that, based on its preliminary review of our internal controls as required by Section 404 of the Sarbanes-Oxley Act, we have certain weaknesses, which in their opinion have the potential to be deemed to be material weaknesses in our internal controls relating to information technology controls and process controls with respect to processing of outgoing checks. We are working with J.H. Cohn to be able to determine definitively the classification of these control deficiencies. During the completion of our testing, we and J.H. Cohn may identify certain additional weaknesses or deficiencies that we are not able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of
Section 404. As permitted by the SEC Release Nos. 33-8238 and 34-47986, and SEC Exemptive Order No. 34-50754, we intend to file our management's report on internal controls and J.H. Cohn's related attestation report as part of an amendment to this Annual Report on Form 10-K no later than May 2, 2005. We will include our conclusions with respect to the issues referred to above in the Form 10-K amendment. The ultimate resolution of this could adversely effect our business and stock price.

IF WE ARE ABLE TO FORM COLLABORATIVE RELATIONSHIPS, BUT ARE UNABLE TO MAINTAIN THEM, OUR PRODUCT DEVELOPMENT MAY BE DELAYED AND DISPUTES OVER RIGHTS TO TECHNOLOGY MAY RESULT.

      We may form collaborative relationships that, in some cases, will make us dependent upon outside partners to conduct pre-clinical testing and clinical studies and to provide adequate funding for our development programs.

      In general, collaborations involving our product candidates pose the following risks to us:

      - collaborators may fail to adequately perform the scientific and pre-clinical studies;

      - collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

      - collaborators may not pursue further development and commercialization of our product candidates or may elect not to continue or renew research and development programs based on pre-clinical or clinical study results, changes in their strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities;

      - collaborators may delay clinical trials, provide insufficient funding for a clinical program, stop a clinical study or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

      - collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;

      - collaborators with marketing and distribution rights to one or more products may not commit enough resources to their marketing and distribution;

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

      Even if we receive regulatory approval to market a particular product candidate, the approval could be granted with the condition that we conduct additional costly post-approval studies or that we limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements. We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

      If we fail to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

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

IF WE CANNOT SUCCESSFULLY DEVELOP A MARKETING AND SALES FORCE OR MAINTAIN SUITABLE ARRANGEMENTS WITH THIRD PARTIES TO MARKET AND SELL OUR PRODUCTS, OUR ABILITY TO DELIVER PRODUCTS TO THE MARKET MAY BE IMPAIRED.

      We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any approved product, we must either develop a marketing and sales force ourselves, or, where appropriate and permissible, enter into arrangements with third parties to market and sell our products. We might not be successful in developing marketing and sales capabilities. Further, we may not be able to enter into marketing and sales agreements with others on acceptable terms, and any such arrangements, if entered into, may be terminated. If we develop our own marketing and sales capability, we will compete with other companies that currently have experienced, well funded and larger marketing and sales operations. To the extent that we enter into co-promotion or other sales and marketing arrangements with other companies, our revenues will depend on the efforts of others, which may not be successful.

IF WE CANNOT SUCCESSFULLY FORM AND MAINTAIN SUITABLE ARRANGEMENTS WITH THIRD PARTIES FOR THE MANUFACTURING OF THE PRODUCTS WE MAY DEVELOP, OUR ABILITY TO DEVELOP OR DELIVER PRODUCTS MAY BE IMPAIRED.

      We have no experience in manufacturing products and do not have manufacturing facilities. Consequently, we are dependent on contract manufacturers for the production of products for development and commercial purposes. The manufacture of our products for clinical trials and commercial purposes is subject to current cGMP regulations promulgated by the FDA. In the event that we are unable to obtain or retain third-party manufacturing capabilities for our products, we will not be able to commercialize our products as planned. Our reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our products by the FDA or the commercialization of our products or result in higher costs or lost product revenues. In particular, contract manufacturers:

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

      - could fail to establish and follow FDA-mandated cGMPs, as required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent filing or approval of marketing applications for our product candidates; and

      - could breach, or fail to perform as agreed, under the manufacturing agreement.

      Changing any manufacturer that we engage for a particular product or product candidate may be difficult, as the number of potential manufacturers is limited, and we will have to compete with third parties for access to those manufacturing facilities. cGMP processes and procedures typically must be reviewed and approved by the

FDA, and changing manufacturers may require re-validation of any new facility for cGMP compliance, which would likely be costly and time-consuming. We may not be able to engage replacement manufacturers on acceptable terms quickly or at all. In addition, contract manufacturers located in foreign countries may be subject to import limitations or bans. As a result, if any of our contract manufacturers is unable, for whatever reason, to supply the contracted amounts of our products that we successfully bring to market, a shortage would result which would have a negative impact on our revenues.

      Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third-party contractors, we do not have control over our third-party manufacturers' compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions. Our current dependence upon others for the manufacture of our products may adversely affect our profit margin, if any, on the sale of future products and our ability to develop and deliver such products on a timely and competitive basis.

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

      The degree of patent protection afforded to pharmaceutical inventions is uncertain and our potential products are subject to this uncertainty. Competitors may develop competitive products outside the protection that may be afforded by the claims of our patents. We are aware that other parties have been issued patents and have filed patent applications in the United States and foreign countries with respect to other agents that have an effect on A.G.E.s., or the formation of A.G.E. crosslinks. In addition, although we have several patent applications pending to protect proprietary technology and potential products, these patents may not be issued, and the claims of any patents that do issue, may not provide significant protection of our technology or products. In addition, we may not enjoy any patent protection beyond the expiration dates of our currently issued patents.

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

THE EFFECT OF ACCOUNTING RULES RELATING TO OUR EQUITY COMPENSATION ARRANGEMENTS MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE AND FINANCIAL CONDITION.

      Based on the performance of our stock and in order to bolster employee retention, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. This repricing may have a material adverse impact on future financial performance based on the Financial Accounting Standards Board, or the FASB, Interpretation No. 44, or FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board, or APB Opinion No. 25." This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the adoption of newly issued accounting rules on July 1, 2005 described below. The options expire at various dates through January 2008.

      In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123(R), which replaces the FASB Statement No. 123 and will be effective for public companies beginning no later than July 1, 2005. This Statement requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. We are currently determining which transition method we will adopt and are evaluating the impact SFAS No. 123(R) will have on our financial position and results of operations. However, we believe it may have a material effect on our results of operations.

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN THE DEVELOPMENT AND MARKETING OF CURES AND THERAPIES FOR CARDIOVASCULAR DISEASES, DIABETES, ERECTILE DYSFUNCTION AND THE OTHER CONDITIONS FOR WHICH WE SEEK TO DEVELOP PRODUCTS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

      We are engaged in pharmaceutical fields characterized by extensive research efforts and rapid technological progress. Many established pharmaceutical and biotechnology companies with financial, technical and human resources greater than ours are attempting to develop, or have developed, products that would be competitive with our products. Many of these companies have extensive experience in pre-clinical and human clinical studies. Other companies may succeed in developing products that are safer, more efficacious or less costly than any we may develop and may also be more successful than us in production and marketing. Rapid technological development by others may result in our products becoming obsolete before we recover a significant portion of the research, development or commercialization expenses incurred with respect to those products.

      Certain technologies under development by other pharmaceutical companies could result in better treatments for cardiovascular disease, diabetes and its related complications or ED. Several large companies have initiated or expanded research, development and licensing efforts to build pharmaceutical franchises focusing on these medical conditions, and some companies already have products approved and available for commercial sale to treat these indications. It is possible that one or more of these initiatives may reduce or eliminate the market for some of our products. In addition, other companies have initiated research in the inhibition or crosslink breaking of A.G.E.s.

IF GOVERNMENTS AND THIRD-PARTY PAYERS CONTINUE THEIR EFFORTS TO CONTAIN OR DECREASE THE COSTS OF HEALTHCARE, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS SUCCESSFULLY.

      In certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state initiatives to control and/or reduce pharmaceutical expenditures. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that we receive for any products for which we may receive regulatory approval to develop and sell in the future and could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on our corporate partners, our ability to commercialize our products may be adversely affected. Our ability to commercialize pharmaceutical products may depend, in part, on the extent to which reimbursement for the products will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and third-party payers, including Medicare, frequently challenge the prices charged for medical products and services. In addition, third-party insurance coverage may not be available to patients for any products developed by us. Government and other third-party payers are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. If government and other third-party payers for our products do not provide adequate coverage and reimbursement levels, the market acceptance of these products would be adversely affected.

IF THE USERS OF THE PRODUCTS THAT WE ARE DEVELOPING CLAIM THAT OUR PRODUCTS HAVE HARMED THEM, WE MAY BE SUBJECT TO COSTLY AND DAMAGING PRODUCT LIABILITY LITIGATION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The use of any of our potential products in clinical studies and the sale of any approved products, including the testing and commercialization of alagebrium or other compounds, may expose us to liability claims resulting from the use of products or product candidates. Claims could be made directly by participants in our clinical studies, consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products in clinical studies. However, coverage is becoming increasingly expensive, and we may not be able to maintain or acquire insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability that could have a material adverse effect on our business, financial condition and results of operations. We may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future, and insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO ATTRACT AND RETAIN THE KEY PERSONNEL ON WHOM OUR SUCCESS DEPENDS, OUR PRODUCT DEVELOPMENT, MARKETING AND COMMERCIALIZATION PLANS COULD SUFFER.

      We depend on the principal members of our management and scientific staff. The loss of services of any of these personnel could impede the achievement of our development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced managers and scientists. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed by other entities and may have commitments to or consulting or advisory contracts with those other entities that may limit their availability to us.

ITEM 2. PROPERTIES.

      We lease 10,800 square feet of space in a building in Parsippany, New Jersey, which contains our executive and administrative offices. The lease, which commenced on December 1, 2003, has a three-year term.

ITEM 3. LEGAL PROCEEDINGS.

      On December 8, 2004, we filed a complaint in federal court in the District of New Jersey against Advanced Biologics L.L.C., or Advanced, alleging breach of Advanced's obligations under a contract research organization agreement. In the complaint, we seek damages exceeding $500,000. Advanced has asserted that we owe approximately $35,000 under the contract. We strenuously dispute Advanced's assertion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is traded on the American Stock Exchange under the symbol "ALT." The following table sets forth, for the periods indicated, the high and low sales price for our common stock, as reported by the American Stock
Exchange:

2004                 High     Low
------------------  ------  ---------
First Quarter.....  $ 2.39  $ 1.57
Second Quarter....    1.89    1.01
Third Quarter.....    1.20    0.65
Fourth Quarter....    1.59    0.77

2003                 High     Low
------------------  ------  ---------
First Quarter.....  $ 4.37  $ 1.95
Second Quarter....    5.65    3.17
Third Quarter.....    7.50    1.25
Fourth Quarter....    2.18    1.41

      As of March 3, 2005, there were 338 holders of the common stock. On March 3, 2005, the last sale price reported on the American Stock Exchange for the common stock was $0.75 per share.

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

      In connection with our July 2, 2004 registered offering of 8,000,000 shares of common stock at $1.00 per share, we issued a five-year warrant to purchase up to an aggregate of 272,500 shares of common stock at $1.30 per share to the placement agent, Rodman & Renshaw, LLC, in consideration of the introduction of investors to us. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth financial data with respect to us as of and for the five years ended December 31, 2004. The selected financial data has been derived from our audited financial statements. The selected financial data below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7:

                                                                      Year Ended December 31,
                                                    ----------------------------------------------------------
                                                        2004       2003        2002        2001          2000
                                                    ----------  ----------  ----------  ----------  ----------
                                                               (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Income:
   Investment income ............................   $     182   $     179   $     410   $     452   $     570
   Other income .................................         152         ---         ---         ---         ---
                                                    ---------   ---------   ---------   ---------   ---------
     Total income ...............................         334         179         410         452         570
                                                    ---------   ---------   ---------   ---------   ---------
Expenses:
   Research and development
     (which includes non-cash variable stock
     compensation expense/(benefit) in 2004,
     2003, 2002 and 2001 of $0, $20, $(94)
     and $165, respectively) ....................      10,147       9,930      14,992       8,461       6,375
   General and administrative
     (which includes non-cash variable stock
     compensation expense/(benefit) in 2004,
     2003, 2002 and 2001 of $0, $0, $(1,316)
     and $657, respectively) ....................       4,532       5,046       2,946       4,761       5,313
                                                    ---------   ---------   ---------   ---------   ---------
        Total expenses ..........................      14,679      14,976      17,938      13,222      11,688
                                                    ---------   ---------   ---------   ---------   ---------
Loss before income tax benefit ..................     (14,345)    (14,797)    (17,528)    (12,770)    (11,118)
Income tax benefit ..............................         386         345         647       1,187       1,548
                                                    ---------   ---------   ---------   ---------   ---------
Net loss ........................................     (13,959)    (14,452)    (16,881)    (11,583)     (9,570)
Preferred stock dividends .......................       4,135       3,791       3,485       3,204       2,945
Common stock warrant deemed dividends ...........         ---         ---         ---         210         ---
                                                    ---------   ---------   ---------   ---------   ---------
Net loss applicable to common
    stockholders ................................   $ (18,094)  $ (18,243)  $ (20,366)  $ (14,997)  $ (12,515)
                                                    =========   =========   =========   =========   =========
Basic/diluted net loss per share applicable to
    common stockholders .........................   $   (0.41)  $   (0.50)  $   (0.64)  $   (0.61)  $   (0.63)
                                                    =========   =========   =========   =========   =========

Weighted average common shares used in
   computing basic/diluted net loss per share....      44,349      36,190      31,793      24,556      19,861
                                                    =========   =========   =========   =========   =========

BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments .......................   $  11,176   $  16,679   $  17,439   $  10,726   $   9,955
Working capital .................................       8,740      15,033      13,786       9,758       9,754
Total assets ....................................      11,642      17,255      18,099      13,233      13,389
Accumulated deficit .............................    (205,713)   (187,619)   (169,376)   (149,009)   (134,011)
Total stockholders' equity ......................       9,047      15,384      14,303      10,871      11,453

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      We are a product-based biopharmaceutical company engaged in the discovery and development of small molecule drugs to reverse or slow down diseases of aging and complications of diabetes. Our product candidates represent novel approaches to some of the largest pharmaceutical markets. Our lead compound, alagebrium, is in Phase 2 clinical development for systolic hypertension, DHF and ED. We have identified several other promising drug candidates for future development; none of these other candidates is currently in active clinical development. Our pharmaceutical candidates were developed as a result of our research on the A.G.E. pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders.

      Alagebrium is our lead product candidate and we believe it to be the only A.G.E. Crosslink Breaker in advanced human clinical testing. We initiated several Phase 2 studies of alagebrium during 2004: the SPECTRA trial in systolic hypertension and the PEDESTAL study in heart failure, as well as a study in endothelial dysfunction. We initiated a Phase 2a study in ED, EMERALD, in January 2005. Several Phase 2 clinical studies have been completed: the DIAMOND study in DHF, the SAPPHIRE/SILVER trial in systolic hypertension and a study in cardiovascular compliance. Of the approximately 1,300 patients who have participated in the Phase 1 and Phase 2 clinical studies of alagebrium to date, approximately 1,000 patients have received alagebrium and approximately 300 patients have received placebo. The compound has demonstrated an excellent safety profile in all human clinical testing to date.

      In December 2004, we announced that findings of a two-year toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. The relevance of these findings to humans is unknown. Our DMC has reviewed the cumulative human safety data and previous pre-clinical experience of alagebrium and found that the data did not demonstrate an association with the lifetime carcinogenicity study in rats. We have previously completed four genotoxicity studies of alagebrium to help determine potential toxicities in humans, and these studies have not indicated any potential human risk. Earlier pre-clinical toxicity studies found no mutagenic or carcinogenic activity in either rats or mice. We also announced in December 2004 our intent to conduct a series of pre-clinical experiments to explore the mechanism by which the liver tumors developed and the relevance of such tumors to human exposure. In February 2005, we voluntarily and temporarily suspended enrollment of new patients into our ongoing clinical studies of alagebrium pending receipt of additional pre-clinical data, which are expected by mid-year 2005. We expect that decisions regarding resumption of enrollment will be made at that time. Prior to resuming enrollment into any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA. We cannot predict at this time when enrollment in our clinical studies will resume, if ever. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.

      Our primary priorities are to continue the clinical development of alagebrium in systolic hypertension, diastolic dysfunction in heart failure and ED and to ensure that we have the funding and personnel necessary to accomplish this objective.

      As we continue clinical development of alagebrium, we will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound in other territories throughout the world. We believe that alagebrium may address the cardiovascular, diabetes, urology and primary care physician markets.

      We continue to evaluate potential pre-clinical and clinical trials in other therapeutic indications in which A.G.E. Crosslink Breaker compounds may address significant unmet needs. In addition to our clinical studies in systolic hypertension, heart failure, endothelial dysfunction and ED, we have early research studies focused on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including AMD and glaucoma; and diabetic complications, including renal diseases.

      Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $205,713,000 as of December 31, 2004, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

      We have financed our operations through proceeds from public offerings of common stock, private placements of common and preferred equity securities, revenue from former collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash balances and short-term investments and the sale of a portion of our New Jersey State net operating loss carryforwards.

      Our business is subject to significant risks including, but not limited to, (1) our ability to resume enrollment in our clinical studies of alagebrium,
(2) our ability to obtain funding, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) our reliance on alagebrium, which is our only significant drug candidate, (5) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (6) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (7) technological change and competition, (8) manufacturing uncertainties, and (9) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during pre-clinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading "Forward-Looking Statements and Cautionary Statements."

RESULTS OF OPERATIONS

Years Ended December 2004, 2003, 2002

   Revenues

      Total revenues for 2004, 2003 and 2002 were $334,000, $179,000 and
$410,000, respectively. Revenues were derived from interest earned on cash and cash equivalents, other income, and short-term investments. Investment income in 2004 was slightly higher than 2003 due to an increase in short-term interest rates, partially offset by lower investment balances. In 2004, other income included approximately $52,000 derived from the sale of fully depreciated laboratory equipment and supplies and a reimbursement of $100,000 for improvements made to our former Ramsey facility. The decrease in revenues in 2003 versus 2002 was attributed to decreased investment balances and decreased interest rates.

   Operating Expenses

      Total expenses decreased to $14,679,000 in 2004 from $14,976,000 in 2003 and from $17,938,000 in 2002 and consisted primarily of research and development expenses. Total expenses also included non-cash stock compensation expense/(benefit) resulting from our repricing of certain stock options of $0, $20,000 and ($1,409,000) in 2004, 2003 and 2002, respectively.

      Research and development expenses were $10,147,000 in 2004, $9,930,000 in 2003 and $14,992,000 in 2002, and included non-cash variable stock compensation expense/(benefit) of $0, $20,000 and $(94,000), respectively. These expenses consisted primarily of third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and an allocation of facility expense.

      In 2004, we continued the clinical development of alagebrium. In March 2004, we initiated SPECTRA, a Phase 2b clinical trial in patients with systolic hypertension. The trial is being conducted at over 70 clinical sites throughout the United States and approximately 400 patients are expected to be enrolled. In February 2005, we voluntarily and temporarily suspended enrollment of new patients into SPECTRA pending receipt of additional pre-clinical data. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA.

      In April 2004, we initiated PEDESTAL, a Phase 2a study being conducted at Baylor Heart Clinic in Houston. PEDESTAL is designed to evaluate the effect of alagebrium on diastolic dysfunction and left ventricular mass in patients with significant heart failure. In December 2004, we announced preliminary data from the initial 14 (of planned 20) patients in the study. As with SPECTRA, in February 2005, we voluntarily and temporarily suspended enrollment of new patients into PEDESTAL. We expect that decisions regarding resumption of enrollment will be made upon receipt of additional pre-clinical data. Prior to resuming enrollment in any of our clinical studies of alagebrium, we intend to review all relevant findings with appropriate oversight entities, including our DMC, IRBs and the FDA.

      Research and development expenses increased to $10,147,000 in 2004 from $9,930,000 in 2003, an increase of $218,000, or 2.2%. This was primarily related to increased clinical trial costs and manufacturing expenses and offset by lower facility cost. In 2004, $3,222,000 of the total research and development expenditures related to SPECTRA. The 2004 results also included $3,901,000 in personnel and personnel-related costs, $1,088,000 of manufacturing costs primarily related to tableting, packaging and drug stability studies, $472,000 in facility allocation, $459,000 in consulting expense, $392,000 in pre-clinical expenses and $387,000 in trial-related insurance.

      Research and development expenses decreased to $9,930,000 in 2003 from $14,992,000 in 2002, a decrease of $5,062,000, or 33.8%. In 2003, $1,788,000 of the total research and development expenditures was related to the Phase 2b SAPPHIRE/SILVER trial. The equivalent amount in 2002 was $6,631,000. This reduction is a result of the completion of the Phase 2b SAPPHIRE/SILVER trial in July 2003. The 2003 results also included $4,147,000 in personnel and personnel-related costs, $1,279,000 in facility allocation, $751,000 in pre-clinical expenses, $672,000 of manufacturing costs (tableting, drug stability studies and active pharmaceutical ingredient development) and $432,000 in consulting expense.

      General and administrative expenses were $4,532,000 in 2004, a decrease from $5,046,000 in 2003 and an increase from $2,946,000 in 2002. The decrease included $266,000 in patent expense as a result of higher expenses in 2003 associated with changing patent counsel; $320,000 in reduced facility expenses associated with the relocation to Parsippany and $137,000 in reduced marketing expenses related to the use of consultants. The increase in 2003 over 2002 is primarily related to $550,000 of marketing costs incurred during 2003 associated with the unblinding of data from the SAPPHIRE/SILVER trial and non-cash variable stock compensation benefit in 2002 of $(1,316,000).

      At December 31, 2004, we had available federal net operating loss carryforwards of $155,533,000, which expire in various amounts from the years 2006 through 2024, and state net operating loss carryforwards of $80,211,000, which expire in the years 2005 through 2011. In addition, at December 31, 2004, we had federal research and development tax credit carryforwards of $6,859,000 and state research and development tax credit carryforwards of $1,519,000.

   Net Loss

      We had net losses of $13,959,000 in 2004, $14,452,000 in 2003 and
$16,882,000 in 2002. Included in our net loss in 2004, 2003 and 2002 was the sale of $3,456,000, $2,083,000 and $1,839,000, respectively, of our state net operating loss carryforwards and $123,000, $209,000 and $578,000, respectively, of our state research and development tax credit carryforwards. The proceeds from the sale of these carryforwards in 2004, 2003 and 2002 were $386,000, $345,000 and $647,000, respectively.

      Included in the net loss applicable to common stockholders for 2004, 2003 and 2002 were preferred stock dividends of $4,135,000, $3,791,000 and $3,485,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We had cash and cash equivalents at December 31, 2004 of $11,176,000 compared to $16,679,000 at December 31, 2003, a decrease of $5,503,000. Cash used in operating activities for the year ended December 31, 2004, totaled $13,110,000 (net of $386,000 of cash received for the sales of our New Jersey state net operating loss carryforwards and state research and development tax credit carryforwards) and consisted primarily of research and development expenses, personnel and related costs, and facility expenses. Cash provided by investing activities totaled $20,646 for the year ended December 31, 2004 and included $81,000 of capital expenditures offset by a decrease in restricted cash of $50,000 required by our facility lease, and proceeds from the sale of equipment of $52,000. Cash provided by financing activities for the year ended December 31, 2004 was $7,586,000 and arose from a July 2004 public offering of 8,000,000 shares of common stock at $1.00 per share, which provided net proceeds of $7,581,000, and $5,000 in proceeds from stock option exercises.

      In January 2005, we completed a public offering of 9,523,813 shares of common stock at $1.05 per share, which provided net proceeds of $9,545,000 (see Notes 2 and 10).

      In 2004, 2003 and 2002, we sold $3,456,000, $2,083,000 and $1,839,000, respectively, of our gross state net operating loss carryforwards and $123,000, $209,000 and $578,000, respectively, of our state research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program or the Program. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. Due to the uncertainty at any time as to our ability to effectuate the sale of our available New Jersey state net operating losses, and since we have no control or influence over the Program, the benefits are recorded once the agreement with the counterparty is signed and the sale is approved by the State. The proceeds from the sale in 2004, 2003 and 2002 were $386,000, $345,000 and $647,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. As of December 31, 2004, we had state net loss carryforwards and state research and development tax credit carryforwards available for sale of $81,730,000. We cannot be certain if we will be able to sell any or all of these carryforwards under the Program.

      We do not have any approved products and currently derive cash from sales of our securities, sales of our New Jersey state net operating loss carryforwards and interest on cash and cash equivalents. We are highly susceptible to conditions in the global financial markets and in the pharmaceutical industry. Positive and negative movement in those markets will continue to pose opportunities and challenges to us. Previous downturns in the market valuations of biotechnology companies and of the equity markets more generally have restricted our ability to raise additional capital on favorable terms.

      We expect to utilize cash and cash equivalents to fund our operating activities, including the ongoing Phase 2 studies of our lead compound, alagebrium. The first two of these Phase 2 studies, the SPECTRA trial and the PEDESTAL study were initiated in 2004, and the EMERALD study was initiated in 2005. In February 2005, we voluntarily and temporarily suspended enrollment of new patients into our ongoing clinical studies of alagebrium pending receipt of additional pre-clinical data, which are expected by mid-year 2005. We expect that decisions regarding resumption of enrollment will be made at that time. Clinical studies of alagebrium are ongoing and patients currently enrolled in these clinical studies are continuing treatment. Assuming enrollment is resumed by mid-year 2005, the remaining cost of these studies, exclusive of our internal cost, is estimated to be $7.1 million. The cost includes executed, but cancelable, agreements with outside organizations. The estimated cost includes additional expenses for SPECTRA as a result of our decision to increase the number of clinical sites and to engage a clinical research organization. In January 2005, we completed a sale of common stock, which provided net proceeds of approximately $9.5 million. We will actively continue to pursue fund-raising possibilities through the sale of our equity securities. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in our studies, and other operations if our level of cash and cash equivalents falls below anticipated levels. We have the intent and ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. We expect to have sufficient cash and cash equivalents to satisfy our working capital requirements at least into the first quarter of 2006, either by future fund-raising or, if needed, curtailment actions.

      The amount and timing of our future capital requirements will depend on numerous factors, including the progress of our research and development programs, the number and characteristics of product candidates that we pursue, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities, our ability to complete strategic collaborations and the availability of third-party funding.

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

      We will require, over the long term, substantial additional funding to pursue development and commercialization of alagebrium and our other product candidates and to continue our operations. We believe that satisfying these capital requirements over the long term will require successful commercialization of our product candidates, particularly alagebrium. However, it is uncertain whether alagebrium or any product candidate will be approved or will be commercially successful.

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

COMMITMENTS

      The table below presents our contractual obligations as of December 31, 2004:

                                                          Payments Due by Period
                                          ----------------------------------------------------
                                                       Within 1     1-3         4-5    After 5
                                             Total       Year      Years       Years    Years
                                          ----------  -----------  --------  --------  -------
Contractual Obligations:
  Operating lease commitments...........  $  661,445  $   320,939  $340,506  $    ---  $   ---
  Employment agreements (1).............     873,681      873,681       ---       ---      ---
                                          ----------  -----------  --------  --------  -------
     Total contractual obligations......  $1,535,126  $ 1,194,620  $340,506  $    ---  $   ---
                                          ==========  ===========  ========  ========  =======

(1) We have employment agreements with key executives, which provide that either party may terminate the agreement upon 30 days' prior written notice. If we terminate all of the agreements without cause, we are subject to a salary continuation obligation totaling $873,681.

CRITICAL ACCOUNTING POLICIES

      In December 2001, the SEC issued a statement concerning certain views of the SEC regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the SEC expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies and the likelihood of materially different reported results if different assumptions or conditions were to prevail. We have since carefully reviewed the disclosures included in our filings with the SEC, including, without limitation, this Annual Report on Form 10-K and accompanying audited financial statements and related notes thereto. We believe the effect of the following accounting policy is significant to our results of operations and financial condition.

      We account for options granted to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until the adoption of newly issued accounting rules on July 1, 2005 described below. As a result, net loss applicable to common stockholders and net loss per share applicable to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123(R), which replaces the FASB Statement No. 123 and will be effective for us beginning no later than July 1, 2005. This Statement requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period.

SFAS No. 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the option date will be accounted for under the provisions of SFAS No. 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. We are currently determining which transition method we will adopt and are evaluating the impact SFAS No. 123(R) will have on our financial position and results of operations. However, we believe it may have a material effect on our results of operations.

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

      Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      (a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial" on page 37.

      (b) The unaudited quarterly financial data for the two-year period ended December 31, 2004 is as follows:

                                                                Net Loss
                                                Loss Before  Applicable to
                                                 Income Tax      Common     Basic/Diluted
                             Income   Expenses    Benefit     Stockholders  Loss Per Share
                            --------  --------  -----------  -------------  --------------
                                         (in thousands, except per share amounts)
2004

First Quarter.............  $     89  $  3,824   $  (3,735)    $  (4,731)     $  (0.12)
Second Quarter............       129     3,631      (3,502)       (4,519)        (0.11)
Third Quarter.............        55     3,065      (3,010)       (4,060)        (0.08)
Fourth Quarter............        61     4,159      (4,098)       (4,784)        (0.10)
                            --------  --------   ---------     ---------      --------
   Total Year.............  $    334  $ 14,679   $ (14,345)    $ (18,094)     $  (0.41)

2003

First Quarter.............  $     49  $  5,272   $  (5,223)    $  (6,128)     $  (0.18)
Second Quarter............        55     5,117      (5,062)       (5,997)        (0.17)
Third Quarter.............        36     1,743      (1,707)       (2,672)        (0.07)
Fourth Quarter............        39     2,844      (2,805)       (3,446)        (0.08)
                            --------  --------   ---------     ---------      --------
   Total Year.............  $    179  $ 14,976   $ (14,797)    $ (18,243)     $  (0.50)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Vice President, Finance, have concluded that as of the end of such fiscal year subject to the weaknesses being considered as discussed in the final paragraph of this Item 9A, our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

      (b) Changes in Internal Controls. There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

      We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.

      In meetings with management and with the Audit Committee of the Board of Directors, J.H. Cohn LLP, or J.H. Cohn, our independent registered public accounting firm, informed us that, based on its preliminary review, of our internal Controls as required by Section 404 of the Sarbanes-Oxley Act, we have certain weaknesses, which in their opinion have the potential to be deemed to be material weaknesses in our internal controls relating to information technology controls and process controls with respect to processing of outgoing checks. We are working with J.H. Cohn to be able to determine definitively the classification of these control deficiencies. During the completion of our testing, we and J.H. Cohn may identify certain additional weaknesses or deficiencies that we are not able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of
Section 404. As permitted by the SEC Release Nos. 33-8238 and 34-47986, and SEC Exemptive Order No. 34-50754, we intend to file our management's report on internal controls and J.H. Cohn's related attestation report as part of an amendment to this Annual Report on Form 10-K no later than May 2, 2005. We will include our conclusions with respect to the issues referred to above in the Form 10-K amendment.

ITEM 9B. OTHER INFORMATION.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The response to this Item is incorporated by reference from the discussion responsive thereto under the captions "Election of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Business Conduct and Ethics" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 29, 2005.

      Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the Rules of the American Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION.

      The response to this Item is incorporated by reference from the discussion responsive thereto under the captions "Executive Compensation," "Election of Directors - Compensation of Directors" and "Compensation Committee Report" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 29, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The response to this Item is incorporated by reference from the discussion responsive thereto under the captions "Executive Compensation - Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 29, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The response to this Item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The response to this Item is incorporated by reference from the discussion responsive thereto under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 29, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

      (a)   Financial Statements.

            Our audited financial statements and the Reports of the Independent Registered Public Accounting Firms are appended to this Annual Report on Form 10-K. Reference is made to the "Index to Financial Statements" on page 37.

      (b)   Exhibits.

            The exhibits required to be filed are listed on the "Exhibit Index" attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2005.

                                    ALTEON INC.

                                    By: /s/ Kenneth I. Moch
                                    --------------------------------------------
                                    Kenneth I. Moch
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                   Title                               Date
---------------------------------  ------------------------------------------------  --------------
/s/ Kenneth I. Moch                Chairman of the Board,                            March 15, 2005
------------------------------
Kenneth I. Moch                    President and Chief Executive Officer
                                   (principal executive officer)

/s/ Elizabeth A. O'Dell            Vice President, Finance, Secretary and Treasurer  March 15, 2005
------------------------------
Elizabeth A. O'Dell                (principal accounting officer)

/s/ Edwin D.  Bransome, Jr., M.D.  Director                                          March 15, 2005
---------------------------------
Edwin D. Bransome, Jr., M.D.

/s/ Marilyn G. Breslow             Director                                          March 15, 2005
------------------------------
Marilyn G. Breslow

/s/ Alan J. Dalby                  Director                                          March 15, 2005
------------------------------
Alan J. Dalby

/s/ David K. McCurdy               Director                                          March 15, 2005
------------------------------
David K. McCurdy

/s/ Thomas A. Moore                Director                                          March 15, 2005
------------------------------
Thomas A. Moore

/s/ George M. Naimark, Ph.D.       Director                                          March 15, 2005
------------------------------
George M. Naimark, Ph.D.

/s/ Mark Novitch, M.D.             Director                                          March 15, 2005
------------------------------
Mark Novitch, M.D.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Report of Independent Registered Public Accounting Firm - J.H. Cohn LLP.............   38

Report of Independent Registered Public Accounting Firm - KPMG LLP..................   39

Financial Statements:

         Balance Sheets at December 31, 2004 and 2003...............................   40

         Statements of Operations for the years ended
            December 31, 2004, 2003 and 2002........................................   41

         Statements of Stockholders' Equity for the years ended
            December 31, 2004, 2003 and 2002........................................   42

         Statements of Cash Flows for the years ended
            December 31, 2004, 2003 and 2002........................................   43

         Notes to Financial Statements..............................................   44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alteon Inc.:

We have audited the accompanying balance sheet of Alteon Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 2004, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 25, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alteon Inc.:

We have audited the accompanying balance sheet of Alteon Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 3, 2004

                                   ALTEON INC.
                                 BALANCE SHEETS

                                                               December 31,    December 31,
                                                                  2004            2003
                                                              --------------  --------------
                                           ASSETS
Current Assets:

   Cash and cash equivalents ...............................  $  11,175,762   $  16,678,582
   Other current assets ....................................        159,364         225,439
                                                              -------------   -------------

     Total current assets ..................................     11,335,126      16,904,021

Property and equipment, net ................................        107,269         100,964
Restricted cash ............................................        200,000         250,000
                                                              -------------   -------------

     Total assets ..........................................  $  11,642,395   $  17,254,985
                                                              =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable ........................................  $     593,094   $     470,841
   Accrued expenses ........................................      2,002,381       1,399,712
                                                              -------------   -------------

     Total liabilities .....................................      2,595,475       1,870,553
                                                              -------------   -------------

Stockholders' Equity:

   Preferred stock, $0.01 par value,
     1,993,329 shares authorized, and 1,277 and 1,174 shares
     of Series G and 3,836 and 3,525 shares of Series H
     issued and outstanding, as of December 31, 2004 and
     December 31, 2003, respectively. The liquidation value
     at December 31, 2004 was $51,127,569 ..................             51              47

   Common stock, $0.01 par value,
     175,000,000 and 80,000,000 shares authorized, and
     48,472,898 and 40,467,148 shares issued and
     outstanding, as of December 31, 2004 and December
     31, 2003, respectively ................................        484,729         404,671

   Additional paid-in capital ..............................    214,274,790     202,598,573

   Accumulated deficit .....................................   (205,712,650)   (187,618,859)
                                                              -------------   -------------

     Total stockholders' equity ............................      9,046,920      15,384,432
                                                              -------------   -------------

Total liabilities and stockholders' equity .................  $  11,642,395   $  17,254,985
                                                              =============   =============

                 The accompanying notes are an integral part of
                           these financial statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS

                                                                                            Year ended December 31,
                                                                                ---------------------------------------------
                                                                                    2004            2003           2002
                                                                                -------------   -------------   -------------
Income:

   Investment income.....................................................       $    182,574    $    179,006    $    409,853
   Other income   .......................................................            151,821             ---             ---
                                                                                ------------    ------------    ------------
        Total income.....................................................            334,395         179,006         409,853
                                                                                ------------    ------------    ------------

Expenses:

   Research and development
     (which includes non-cash variable stock compensation
     expense/(benefit) in 2004, 2003 and 2002
     of $0, $20,019 and $(93,516), respectively).........................         10,147,298       9,929,704      14,992,418
   General and administrative
     (which includes non-cash variable stock
     compensation expense/(benefit) in 2004, 2003 and 2002 of $0,
     $0, and $(1,315,635), respectively).................................          4,531,953       5,046,357       2,945,846
                                                                                ------------    ------------    ------------

        Total expenses...................................................         14,679,251      14,976,061      17,938,264
                                                                                ------------    ------------    ------------

Loss before income tax benefit...........................................        (14,344,856)    (14,797,055)    (17,528,411)

   Income tax benefit....................................................            386,210         344,637         646,500
                                                                                ------------    ------------    ------------

Net loss.................................................................        (13,958,646)    (14,452,418)    (16,881,911)

   Preferred stock dividends.............................................          4,135,145       3,790,847       3,485,042
                                                                                ------------    ------------    ------------

Net loss applicable to common stockholders...............................       $(18,093,791)   $(18,243,265)   $(20,366,953)
                                                                                ============    ============    ============

Basic/diluted net loss per share applicable
   to common stockholders ...............................................       $      (0.41)   $      (0.50)   $      (0.64)
                                                                                ============    ============    ============

Weighted average common shares used in computing basic/diluted net
   loss per share applicable to common stockholders......................         44,349,015      36,189,655      31,793,466
                                                                                ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Preferred Stock          Common Stock         Additional
                                              -----------------    ----------------------     Paid-in       Accumulated
                                              Shares    Amount        Shares     Amount       Capital         Deficit
                                              -------   -------    -----------  ---------  --------------  ---------------
Balances at
DECEMBER 31, 2001...........................    3,972   $    40     27,314,846  $ 273,148  $ 159,596,934   $ (149,008,641)
  Net loss..................................      ---       ---            ---        ---            ---      (16,881,911)
  Change in unrealized gains/(losses).......      ---       ---            ---        ---            ---              ---
  Comprehensive loss........................
  Issuance of Series G and H
    preferred stock dividends...............      348         3            ---        ---      3,485,039       (3,485,042)
  Exercise of employee stock
    options.................................      ---       ---        121,710      1,217        120,797              ---
  Public offerings of common stock..........      ---       ---      6,164,285     61,643     21,513,373              ---
  Compensation benefit related to
    variable plan employee stock
    options.................................      ---       ---            ---        ---     (1,409,151)             ---
  Compensation expense
    in connection with the issuance
    of non-qualified stock options
    granted to non-employees................      ---       ---            ---        ---         34,424              ---
                                                -----   -------     ----------  ---------  -------------   --------------
DECEMBER 31, 2002...........................    4,320        43     33,600,841    336,008    183,341,416     (169,375,594)
  Net loss..................................      ---       ---            ---        ---            ---      (14,452,418)
  Change in unrealized gains/(losses).......      ---       ---            ---        ---            ---              ---
  Comprehensive loss........................
  Issuance of Series G and H
    preferred stock dividends...............      379         4            ---        ---      3,790,843       (3,790,847)
  Exercise of employee stock
    options.................................      ---       ---         51,688        517         54,937              ---
  Public offerings of common stock..........      ---       ---      6,757,146     67,571     15,360,705              ---
  Exercise of warrants......................      ---       ---         57,473        575           (575)             ---
  Compensation expense related to
    variable plan employee stock
    options.................................      ---       ---            ---        ---         20,019              ---
  Compensation expense
    in connection with the issuance
    of non-qualified stock options
    granted to non-employees................      ---       ---            ---        ---         31,228              ---
                                                -----   -------     ----------  ---------  -------------   --------------
DECEMBER 31, 2003...........................    4,699        47     40,467,148    404,671    202,598,573     (187,618,859)
  Net loss..................................      ---       ---            ---        ---            ---      (13,958,646)
  Issuance of Series G and H
    preferred stock dividends...............      414         4            ---        ---      4,135,141       (4,135,145)
  Exercise of employee stock
    options.................................      ---       ---          5,750         58          5,027              ---
  Public offerings of common stock..........      ---       ---      8,000,000     80,000      7,501,318              ---
  Compensation expense
    in connection with the issuance
    of non-qualified stock options
    granted to non-employees................      ---       ---            ---        ---         34,731              ---
                                                -----   -------     ----------  ---------  -------------   --------------
DECEMBER 31, 2004...........................    5,113   $    51     48,472,898  $ 484,729  $ 214,274,790   $ (205,712,650)
                                                =====   =======     ==========  =========  =============   ==============

                                                Accumulated
                                                   Other         Total
                                               Comprehensive  Stockholders'
                                               Income/(Loss)    Equity
                                              --------------  ------------
Balances at
DECEMBER 31, 2001...........................  $       9,465   $ 10,870,946
                                                              ------------
  Net loss..................................            ---    (16,881,911)
  Change in unrealized gains/(losses).......         (8,101)        (8,101)
                                                              ------------
  Comprehensive loss........................                   (16,890,012)
  Issuance of Series G and H
    preferred stock dividends...............            ---            ---
  Exercise of employee stock
    options.................................            ---        122,014
  Public offerings of common stock..........            ---     21,575,016
  Compensation benefit related to
    variable plan employee stock
    options.................................            ---     (1,409,151)
  Compensation expense
    in connection with the issuance
    of non-qualified stock options
    granted to non-employees................            ---         34,424
                                              -------------   ------------
DECEMBER 31, 2002...........................          1,364     14,303,237
                                                              ------------
  Net loss..................................            ---    (14,452,418)
  Change in unrealized gains/(losses).......         (1,364)        (1,364)
                                                              ------------
  Comprehensive loss........................                   (14,453,782)
  Issuance of Series G and H
    preferred stock dividends...............            ---            ---
  Exercise of employee stock
    options.................................            ---         55,454
  Public offerings of common stock..........            ---     15,428,276
  Exercise of warrants......................            ---            ---
  Compensation expense related to
    variable plan employee stock
    options.................................            ---         20,019
  Compensation expense
    in connection with the issuance
    of non-qualified stock options
    granted to non-employees................            ---         31,228
                                              -------------   ------------
DECEMBER 31, 2003...........................            ---     15,384,432
  Net loss..................................            ---    (13,958,646)
  Issuance of Series G and H
    preferred stock dividends...............            ---            ---
  Exercise of employee stock
    options.................................            ---          5,085
  Public offerings of common stock..........            ---      7,581,318
  Compensation expense
    in connection with the issuance
    of non-qualified stock options
    granted to non-employees................            ---         34,731
                                              -------------   ------------
DECEMBER 31, 2004...........................  $         ---   $  9,046,920
                                              =============   ============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                  Year ended December 31,
                                                                                  --------------------------------------------------
                                                                                       2004            2003               2002
                                                                                  --------------   --------------    ---------------
Cash flows from operating activities:
       Net loss.................................................................  $  (13,958,646)  $  (14,452,418)   $  (16,881,911)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization............................................          74,870          502,826           637,162
       Stock compensation expense...............................................          34,731           31,228            34,424
       Gain on sale of laboratory equipment.....................................         (51,821)             ---               ---
       Non-cash compensation expense/(benefit) related
           to variable plan employee stock options..............................             ---           20,019        (1,409,151)

Changes in operating assets and liabilities:
       Other current assets.....................................................          66,075          (82,315)        1,254,456
       Accounts payable and accrued expenses....................................         724,922       (1,925,570)        1,433,990
                                                                                  --------------   --------------    --------------

           Net cash used in operating activities................................     (13,109,869)     (15,906,230)      (14,931,030)
                                                                                  --------------   --------------    --------------

Cash flows from investing activities:
       Capital expenditures.....................................................         (81,175)         (86,167)          (45,109)
       Proceeds from sale of laboratory equipment...............................          51,821              ---               ---
       Purchases of marketable securities.......................................             ---       (3,015,164)      (18,020,917)
       Maturities of marketable securities......................................             ---        6,000,000        21,503,000
       Restricted cash..........................................................          50,000         (250,000)              ---
                                                                                  --------------   --------------    --------------

           Net cash provided by investing activities............................          20,646        2,648,669         3,436,974
                                                                                  --------------   --------------    --------------

Cash flows from financing activities:
       Net proceeds from issuance of common stock...............................       7,581,318       15,428,276        21,575,016
       Net proceeds from exercise of employee stock
           options..............................................................           5,085           55,454           122,014
                                                                                  --------------   --------------    --------------

            Net cash provided by financing activities...........................       7,586,403       15,483,730        21,697,030
                                                                                  --------------   --------------    --------------

Net (decrease)/increase in cash and cash equivalents............................      (5,502,820)       2,226,169        10,202,974
Cash and cash equivalents, beginning of year....................................      16,678,582       14,452,413         4,249,439
                                                                                  --------------   --------------    --------------

Cash and cash equivalents, end of year..........................................  $   11,175,762   $   16,678,582    $   14,452,413
                                                                                  ==============   ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                                  ALTEON INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      Alteon Inc., or Alteon, or the Company, is a product-based biopharmaceutical company engaged in the discovery and development of small molecule drugs to reverse or slow down diseases of aging and complications of diabetes. The Company's product candidates represent novel approaches to some of the largest pharmaceutical markets. The Company conducts its business in one operating segment. Alteon's lead compound, alagebrium chloride (formerly ALT-711), is in Phase 2 clinical development for systolic hypertension, diastolic dysfunction in heart failure, or DHF, and erectile dysfunction, or ED. The Company has identified several other promising drug candidates for future development; none of these other candidates is currently in active clinical development. The Company's pharmaceutical candidates were developed as a result of its research on the Advanced Glycation End-Product, or A.G.E., pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders. All of the Company's products are in research or development, and no revenues have been generated from product sales.

      Alagebrium is Alteon's lead product candidate and is believed to be the only A.G.E. Crosslink Breaker in advanced human clinical testing. Based on evidence of alagebrium's demonstrated safety, efficacy and biological activity to date, several Phase 2a studies were initiated during 2004: the Phase 2b SPECTRA trial (Systolic Pressure EffiCacy and Safety TRial of Alagebrium) in systolic hypertension; the Phase 2a PEDESTAL study (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of ALagebrium) in heart failure; and a study in endothelial dysfunction. A Phase 2a study in ED, EMERALD (Efficacy and Safety of AlagebriuM in ERectile Dysfunction in MALe Diabetics), was initiated in January 2005.

      In December 2004, Alteon announced that findings of a two-year toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. The relevance of these findings to humans is unknown. The Company's Data Monitoring Committee, or DMC, has reviewed the cumulative human safety data and previous pre-clinical experience of alagebrium and found that the data did not demonstrate an association with the lifetime carcinogenicity study in rats. The Company has previously completed four genotoxicity studies of alagebrium to help determine potential toxicities in humans, and these studies have not indicated any potential human risk. Earlier pre-clinical toxicity studies found no mutagenic or carcinogenic activity in either rats or mice. The Company also announced in December 2004 its intent to conduct a series of pre-clinical experiments to explore the mechanism by which the liver tumors developed and the relevance of such tumors to human exposure. In February 2005, based on initial findings from one of these subsequent studies that provided further direction for further analysis, Alteon voluntarily and temporarily suspended enrollment of new patients into its ongoing clinical studies pending receipt of additional pre-clinical data, which are expected by mid-year 2005. The Company expects that decisions regarding resumption of enrollment will be made at that time. Prior to resuming enrollment in any of its clinical studies of alagebrium, the Company intends to review all relevant findings with appropriate oversight entities, including its DMC, Investigational Review Boards, or IRBs, and the U.S. Food and Drug administration, or the FDA. Alteon cannot predict at this time when enrollment in its clinical studies will resume, if ever. If the Company is unable to resume enrollment in its clinical studies in a timely manner, or at all, its business will be materially adversely affected.

      As Alteon continues clinical development of alagebrium, it will determine if it is appropriate to retain development and marketing rights for one or several indications in North America, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound in other territories throughout the world. The Company believes that alagebrium may address the cardiovascular, diabetes urology and primary care physician markets.

      Alteon plans to continue to evaluate potential pre-clinical and clinical studies in other therapeutic indications in which A.G.E. Crosslink Breaker compounds may address significant unmet needs. In addition to its ongoing clinical studies in systolic hypertension, heart failure and ED, the Company has early research studies focused on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including Age-related Macular Degeneration, or AMD, and glaucoma; and diabetic complications, including renal diseases.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The Company's business is subject to significant risks including, but not limited to, (1) Alteon's ability to resume enrollment in its clinical studies,
(2) the ability to obtain funding, (3) the risks inherent in its research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for its product candidates, (4) its reliance on alagebrium, which is its only significant drug candidate, (5) uncertainties associated with obtaining and enforcing its patents and with the patent rights of others, (6) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (7) technological change and competition, (8) manufacturing uncertainties, and (9) dependence on collaborative partners and other third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during pre-clinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

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

      Estimates are used for, but not limited to: accrued expenses, income tax valuation allowances and assumptions utilized within the Black-Scholes options pricing model and the model itself. Accounting estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

Cash and Cash Equivalents and Short-Term Investments

      Cash and cash equivalents include cash and highly liquid investments that have a maturity of less than three months at the time of purchase. Short-term investments are considered available-for-sale and are recorded at fair value, as determined by quoted market prices, with changes in fair value recorded as a component of accumulated other comprehensive income/(loss).

Financial Instruments

      Financial instruments reflected in the balance sheets are recorded at cost, which approximates fair value for cash equivalents, restricted cash, accounts payable and other current liabilities.

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

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Research and Development

      Expenditures for research and development are charged to operations as incurred.

Stock-Based Compensation

      The Company accounts for employee stock-based compensation and awards issued to non-employee directors using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Stock option awards issued to consultants and contractors are accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services." In March 2000, the Financial Accounting Standards Board, or the FASB, released Interpretation No. 44, or FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire. This requirement applies to any options repriced after December 15, 1998 (see Note 7).

      If the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee and director option grants and had amortized the value over the vesting period, the Company's pro forma net loss and net loss per share applicable to common stockholders for 2004, 2003 and 2002 would be as follows:

                                                                        Year Ended December 31,
                                                           -----------------------------------------------
                                                                2004             2003            2002
                                                           -------------    -------------    -------------
Net loss, as reported .................................    $(13,958,646)    $(14,452,418)    $(16,881,911)
Add:  Variable non-cash employee
      and director stock compensation expense/(benefit)
      recognized in the statements of operations.......             ---           20,019       (1,409,151)
Less: Total stock-based employee and director
      compensation expense determined under
      fair value method ...............................        (868,390)      (1,316,721)      (1,892,584)
                                                           ------------     ------------     ------------

Pro forma net loss ....................................     (14,827,036)     (15,749,120)     (20,183,646)
Preferred stock dividends .............................       4,135,145        3,790,847        3,485,042
                                                           ------------     ------------     ------------
Pro forma net loss applicable to common stockholders ..    $(18,962,181)    $(19,539,967)    $(23,668,688)
                                                           ============     ============     ============

Net loss per share applicable to common stockholders:
      Basic/diluted, as reported ......................    $      (0.41)    $      (0.50)    $      (0.64)
      Basic/diluted,  pro forma .......................    $      (0.43)    $      (0.54)    $      (0.74)

      The fair value of each stock option grant, for recognition or disclosure purposes, is calculated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003 and 2002, respectively: weighted average risk-free interest rate of 3.34 %, 3.24% and 2.90%, respectively; weighted average expected life of 4.07, 5.31 and 4.49 years, respectively, and the contractual life for grants to consultants and contractors; expected dividend yield of 0%; and weighted average expected volatility of 134.16%, 132.35% and 108.98%, respectively.

      As a result of issuance of SFAS No. 123(R), the Company will be required to expense the fair value of employee stock options over the vesting period, beginning with its fiscal quarter ending September 30, 2005.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net Loss Per Share Applicable to Common Stockholders

      Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of December 31, 2004, 2003 and 2002 was 50,297,525, 36,969,371 and 28,870,120
shares, respectively.

NOTE 2 -- LIQUIDITY

      The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $205,713,000 at December 31, 2004, and expects to incur net losses, potentially greater than losses in prior years, for a number of years.

      The Company has financed its operations through proceeds from the sale of common and preferred equity securities, revenue from former collaborative relationships, reimbursement of certain of our research and development expenses by collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and the sale of a portion of the Company's New Jersey state net operating loss carryforwards and research and development tax credit carryforwards.

      In February 2005, Alteon voluntarily and temporarily suspended enrollment of new patients into its ongoing clinical studies of alagebrium pending receipt of additional pre-clinical data, which are expected by mid-year 2005. The Company expects that decisions regarding resumption of enrollment will be made at that time. Four clinical studies of alagebrium are ongoing and patients currently enrolled in these clinical studies are permitted to continue treatment.

      As of December 31, 2004, the Company had working capital of $8,739,651, including $11,175,762 of cash and cash equivalents. During 2004, the Company sold 8,000,000 shares of common stock, raising net proceeds of $7,581,318 (see
Note 7). The Company's cash used in operating activities for the years ended December 31, 2004, 2003 and 2002 was $13,109,869, $15,906,230 and $14,931,030,
respectively. The Company expects to utilize cash and cash equivalents to fund its operating activities, including the ongoing Phase 2 studies of our lead compound, alagebrium. In January 2005, the Company completed the sale of 9,523,813 shares of common stock, which provided net proceeds of approximately $9.5 million. The Company will actively continue to pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, Alteon will be required to significantly reduce or curtail its research and product development activities, including the number of patients enrolled in the studies and other operations. The Company has the ability to quickly and significantly reduce the cash burn rate, if necessary, as it has limited fixed commitments. The Company expects to have sufficient cash and cash equivalents to satisfy its working capital requirements at least into the first quarter of 2006, either by future fund-raising or, if needed, curtailment actions.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The amount and timing of the Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the number and characteristics of product candidates that it pursues, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities, the ability to complete strategic collaborations and the availability of third-party funding.

      The Company will require, over the long term, substantial new funding to pursue development and commercialization of alagebrium and its other product candidates and to continue its operations. Alteon believes that satisfying these capital requirements over the long term will require successful commercialization of its product candidates, particularly alagebrium. However, it is uncertain whether any products will be approved or will be commercially successful.

      Selling securities to satisfy the Company's short-term and long-term capital requirements may have the effect of materially diluting the current holders of its outstanding stock. Alteon may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates. If Alteon is unable to obtain the necessary funding, it may need to cease operations.

NOTE 3 -- PROPERTY AND EQUIPMENT

                                                            December 31,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
Laboratory equipment .............................    $  24,650     $  24,650
Furniture and equipment ..........................      218,627       140,561
Computer equipment ...............................      141,959       138,850
                                                      ---------     ---------
                                                        385,236       304,061
Less: Accumulated depreciation & amortization ....     (277,967)     (203,097)
                                                      ---------     ---------
                                                      $ 107,269     $ 100,964
                                                      =========     =========

      Depreciation and amortization expense was $74,870, $502,826 and $637,162 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4 -- COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

      On November 6, 2002, Alteon entered into an agreement, effective as of April 15, 2002, with The Picower Institute for Medical Research, or The Picower, which terminated its License Agreement dated as of September 5, 1991. Pursuant to this termination agreement, The Picower assigned to Alteon all of its patents, patent applications and other technology related to A.G.E.s and Alteon agreed to prosecute and maintain the patents and patent applications. Alteon will pay The Picower royalties on any sales of products falling within the claims of these patents and patent applications until they expire or are allowed to lapse.

      The Company has also entered into various arrangements with independent research laboratories to conduct studies in conjunction with the development of the Company's technology. The Company pays for this research and receives certain rights to inventions or discoveries that may arise from this research.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                             December 31,
                                       ------------------------
                                          2004          2003
                                       ----------    ----------
Clinical trial expense ............    $1,326,175    $  793,485
Professional fees .................       255,756       216,537
Payroll and related expenses ......       293,813       239,997
Rent expense ......................        25,465        21,953
Patent fees .......................        56,197        64,608
Other .............................        44,975        63,132
                                       ----------    ----------
                                       $2,002,381    $1,399,712
                                       ==========    ==========

NOTE 6 -- COMMITMENTS  AND CONTINGENCIES

Commitments

      The Company's lease for its office and laboratory space in Ramsey, New Jersey, expired on November 1, 2003, was extended through January 31, 2004 and has expired. Alteon signed a three-year lease, which commenced December 1, 2003, for office space in Parsippany, New Jersey. Annual rent over the term of the lease ranges from $260,000 in the first year to $280,000 in the third year. As a provision of the lease, Alteon provided a letter of credit, which is collateralized with a $200,000 restricted certificate of deposit at December 31, 2004 ($250,000 at December 31, 2003). As of December 31, 2004, future minimum rentals under operating leases, including office equipment, that have initial or remaining non-cancelable terms in excess of one year are as follows:

                       Operating Leases
                       ----------------
2005 ...............      $320,939
2006 ...............       331,769
2007 ...............         8,737
Thereafter .........           ---
                          --------
                          $661,445
                          ========

      Rent expense for the years ended December 31, 2004, 2003 and 2002 was $351,499, $674,493 and $604,690, respectively.

      The Company has employment agreements with its executive officers, which provide for salary continuation if Alteon terminates an agreement without cause.

Contingencies

      In the ordinary course of its business, the Company may from time to time be subject to claims and lawsuits.

NOTE 7 -- STOCKHOLDERS' EQUITY

Common/Preferred Stock Issuances

      In July 2004, Alteon completed a public offering of 8,000,000 shares of common stock at $1.00 per share, which provided net proceeds of $7,581,318. In connection with this offering, the Company issued a five-year warrant to purchase 272,500 shares of common stock at $1.30 per share. In connection with this offering, certain warrants previously issued in 2000, the 2000 Warrants, were repriced from $1.75 to $1.00 per share pursuant to antidilution provisions connected to the warrants.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      In October 2003, Alteon completed a public offering of 4,457,146 shares of common stock at $1.75 per share, which provided net proceeds of $7,772,331.

      In July 2003, warrants for 87,462 shares of common stock were exercised in a "net" exercise transaction in which the exercise price was paid by cancellation of 29,989 shares of common stock issuable upon the exercise for a net issuance of 57,473 shares. The shares canceled in payment of the exercise were valued at the average of the closing prices on the American Stock Exchange for the 20 business days prior to the exercise of the warrants.

      In March 2003, Alteon completed a public offering of 2,300,000 shares of common stock at $3.50 per share, which provided net proceeds of $7,655,945.

      In December 2002, Alteon completed a public offering of 1,714,285 shares of common stock at $1.75 per share, which provided net proceeds of $2,964,495. In connection with this offering, certain of the 2000 Warrants were repriced from $2.25 to $1.75 per share pursuant to antidilution provisions connected to the warrants.

      In January 2002, Alteon completed a public offering of 4,450,000 shares of common stock at $4.25 per share, which provided net proceeds of $18,610,521.


      In connection with a 2000 offering of common stock, Alteon issued a seven-year warrant to purchase 1,133,636 shares of common stock and 1,046,174 are outstanding as of December 31, 2004. In connection with subsequent offerings, the exercise price of 953,890 of the 2000 Warrants was adjusted to $1.00 per share, which could be adjusted further if Alteon sells common stock below $1.00 per share. The exercise price of 46,142 of the 2000 Warrants, which was adjusted to $2.92 per share, and 46,142 of the 2000 Warrants, which was adjusted to $2.93 per share, are not subject to further adjustment upon the sale of more common stock.

      The following table summarizes the outstanding warrants:

  Warrants Outstanding at              Warrants Outstanding at
     December 31, 2004                    December 31, 2003
----------------------------       -------------------------------
              Exercise Price                        Exercise Price
 Warrants      Per Warrant          Warrants         Per Warrant
 --------     --------------        --------        --------------
  272,500          $1.30             953,890            $ 1.75
  953,890           1.00              46,142              2.93
   46,142           2.93              46,142              2.92
   46,142           2.92              60,000              4.03
---------                          ---------
1,318,674                          1,106,174
=========                          =========

      In December 1997, the Company and Genentech, Inc., or Genentech, entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of common stock, Series G Preferred Stock and Series H Preferred Stock. In December 1997, Genentech purchased common stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 and $14,544,000, respectively, of Series H Preferred Stock. As of December 31, 2004, 2003 and 2002, respectively, $4,135,145, $3,790,847 and $3,485,042 of Preferred Stockholder dividends were recorded. Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days' prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. At December 31, 2004, the Series G and Series H Preferred Stock would have been convertible into 10,599,253 common stock shares and 31,830,291 common stock shares, respectively, and had a total liquidation value of $51,127,569. The Series G and Series H Preferred Stock have no voting rights.

Stock Option Plan

      The Company has established two stock option plans for its employees, officers, directors, consultants and independent contractors. Options to purchase up to 4,192,000 shares of the Company's common stock may be

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

      In March 2005, the Company's Board of Directors approved the adoption of a new stock plan, the "2005 Stock Plan." Upon shareholder approval of the new stock plan at the Company's annual meeting, the two existing stock option plans will be terminated.

      The following table summarizes the activity in the Company's stock options:

                                                                                 Weighted
                                                              Weighted            Average
                                                               Average          Grant Date
                                             Options        Exercise Price      Fair Value
                                            ----------      --------------      ----------
Balance, December 31, 2001..........         4,705,306          $3.15

Granted at market price.............           676,400           2.94              $1.62
Granted above market price..........           250,000           1.95               1.06
Granted below market price..........            10,000           0.01               4.37
Exercised...........................          (121,710)          1.02
Canceled............................           (83,717)          4.25
                                            ----------
Balance, December 31, 2002..........         5,436,279           3.08

Granted at market price.............           812,465           2.41              $1.99
Exercised...........................           (51,688)          1.07
Canceled............................          (217,738)          5.13
                                            ----------
Balance, December 31, 2003..........         5,979,318           2.93

Granted at market price.............         1,663,409           1.09              $0.89
Exercised...........................            (5,750)          0.88
Canceled............................        (1,087,670)          4.39
                                            ----------
Balance, December 31, 2004                   6,549,307          $2.22
                                            ==========          =====

      Stock options exercisable at December 31, 2004, 2003 and 2002 were 4,132,909, 4,337,316 and 3,836,930, respectively, at weighted average grant date exercise prices of $2.64, $3.06 and $3.08, respectively.

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         The following table summarizes information regarding stock options outstanding at December 31, 2004:

                                Options Outstanding at                      Options Exercisable at
                                   December 31, 2004                          December 31, 2004
                    -------------------------------------------------    ----------------------------
                                         Weighted            Weighted                        Weighted
   Range of                               Average             Average                        Average
   Exercise           Number            Remaining            Exercise        Number          Exercise
    Prices          Outstanding   Contractual Life (Years)     Price      Exercisable         Price
-----------------   -----------   ------------------------   --------    -------------      ---------
$0.781 - $  1.000      903,405            4.28                $  0.87       857,905          $ 0.87
 1.030 -    1.030    1,373,409            9.93                   1.03           ---             ---
 1.063 -    1.300    1,041,577            3.96                   1.12       899,077            1.09
 1.310 -    1.990    1,028,543            8.13                   1.72       543,099            1.76
 2.100 -    3.875    1,087,105            5.78                   3.06       865,102            3.18
 3.900 -    7.000    1,072,268            5.70                   5.15       924,726            5.27
 8.625 -   15.000       43,000            1.53                  13.60        43,000           13.60
                     ---------                                            ---------
$0.781 - $ 15.000    6,549,307            6.48                $  2.22     4,132,909          $ 2.64
                     =========                                            =========

      Included in options at December 31, 2004 are 1,606,667 options granted to certain executives with option exercise prices ranging from $0.875 per share to $4.38 per share, the fair value of the Company's common stock on the date of grant. Such options vest upon the earlier of five years after grant or upon achievement of certain Company milestones. Expenses recorded for options granted to consultants totaled $34,731, $31,228 and $34,424 in 2004, 2003 and 2002, respectively.

      On February 2, 1999, the Company repriced certain stock options. In accordance with FIN No. 44, the Company recognized a total non-cash stock compensation expense/(benefit) resulting from the repricing for the years ended December 31, 2004, 2003 and 2002 of $0, $20,019 and $(1,409,151), respectively, which included research and development charges of $0, $20,019 and $(93,516) and general and administrative charges of $0, $0 and $(1,315,635), respectively. As of December 31, 2004, there were 540,684 repriced options outstanding, which expire on various dates through January 2008.

NOTE 8 -- SAVINGS AND RETIREMENT PLAN

      The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. In 1998, the Company began making discretionary contributions at a rate of 25% of an employee's contribution up to a maximum of 5% of the employee's base salary, as defined. The Company made contributions of $62,641, $59,183 and $54,024 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 9 -- INCOME TAXES

      The components of the deferred tax assets and the valuation allowance are as follows:

                                                               December 31,
                                                      ------------------------------
                                                          2004             2003
                                                      -------------    -------------
Net operating loss carryforwards ................     $ 57,700,000     $ 54,800,000
Research and development credits ................        8,400,000        8,000,000
Capitalized research and development expenses ...       11,800,000        8,900,000
Other temporary differences .....................          700,000        2,200,000
                                                      ------------     ------------
Gross deferred tax assets .......................       78,600,000       73,900,000
Valuation allowance .............................      (78,600,000)     (73,900,000)
                                                      ------------     ------------
Net deferred tax assets .........................     $        ---     $        ---
                                                      ============     ============

                                   ALTEON INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The effective tax rate varied from the statutory rate, as follows:

                                                              December 31,
                                                       -------------------------
                                                        2004      2003      2002
                                                        ----      ----      ----
Statutory federal income tax rate ................      (34.0)%   (34.0)%  (34.0)%
State income tax rate (net of federal benefit) ...       (6.0)%    (6.0)%   (6.0)%
Certain nondeductible expenses ...................        0.1%      0.0%     0.0%
Effect of net operating loss carryforwards and
     valuation allowance .........................       37.2%     37.7%    36.3%
                                                       ------    ------    -----

     Effective tax rate ..........................       (2.7)%    (2.3)%   (3.7)%
                                                       ======    ======    =====

      At December 31, 2004, the Company had available federal net operating loss carryforwards of $155,533,000, which expire in the years 2006 through 2024 for income tax purposes and state net operating loss carryforwards of $80,211,000, which expire in the years 2005 through 2011. In addition, the Company has federal research and development tax credit carryforwards of $6,859,000 and state research and development tax credit carryforwards of $1,519,000. The amount of federal net operating loss and research and development tax credit carryforwards that can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

         Given the Company's history of incurring operating losses, management believes that it is unlikely that any of the deferred tax assets will be recoverable. As a result, a valuation allowance equal to the gross deferred tax assets was established. The valuation allowance increased by $4,700,000, $5,100,000 and $6,700,000 in 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, the Company sold $3,456,000, $2,083,000 and $1,839,000, respectively, of its state net operating loss carryforwards and $123,000, $209,000 and $578,000, respectively, of its state research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program, or the Program. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale of the Company's carryforwards and credits in 2004, 2003 and 2002 were $386,000, $345,000 and $647,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. Due to the uncertainty at any time as to the Company's ability to effectuate the sale of Alteon's available New Jersey state net operating losses, and since the Company has no control or influence over the Program, the benefits are recorded once the agreement with the counterparty is signed and the sale is approved by the State.

NOTE 10 -- SUBSEQUENT EVENT

      In January 2005, Alteon completed a public offering of 9,523,813 shares of common stock at $1.05 per share, which provided net proceeds of approximately $9,545,000. In connection with this offering, the Company issued a five-year warrant to purchase 312,381 shares of common stock at $1.37 per share.

                                  EXHIBIT INDEX

Exhibit
  No.                            Description of Exhibit
-------       ------------------------------------------------------------------
   3.1        Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q
              filed on November 10, 1999, SEC File Number 000-19529.)

   3.2        Certificate of the Voting Powers, Designations, Preference and
              Relative Participating, Optional and Other Special Rights and
              Qualifications, Limitations or Restrictions of Series F Preferred
              Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 2000, SEC File Number 001-16043.)

   3.3        Certificate of Retirement of Alteon Inc., dated September 10,
              2000. (Incorporated by reference to Exhibit 3.1 to the Company's
              Report on Form 10-Q filed on November 10, 1999, SEC File Number
              000-19529.)

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

   3.8        Certificate of Retirement of Alteon Inc., dated November 20,
              2000. (Incorporated by reference to Exhibit 3.8 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2000,
              SEC File Number 001-16043.)

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

   3.11 Certificate of Amendment to Restated Certificate of Incorporation of Alteon Inc., dated September 17, 2004. (Incorporated by reference to Exhibit 3.1 to the Company's Report on Form 10-Q filed on November 9, 2004, SEC File Number 001-16043.)

  3.12        Amended Certificate of Designations of Series G Preferred Stock of
              Alteon Inc., dated October 6, 2004. (Incorporated by reference to
              Exhibit 3.2 to the Company's Report on Form 10-Q filed on November
              9, 2004, SEC File Number 001-16043.)

  4.1 Stockholders' Rights Agreement between Alteon Inc. and Registrar and Transfer Company, as Rights Agent, dated as of July 27, 1995.
              (Incorporated by reference to Exhibit 4.1 to the Company's Annual
              Report on Form 10-K for the year ended December 31, 2000, SEC File
              Number 001-16043.)

  4.2         Amendment to Stockholders' Rights Agreement between Alteon Inc.
              and Registrar and Transfer Company, as Rights Agent, dated as of April 24, 1997. (Incorporated by reference to Exhibit 4.4 to the
              Company's Current Report on Form 8-K filed on May 9, 1997, SEC
              File Number 000-19529.)

                                  EXHIBIT INDEX

Exhibit
  No.                             Description of Exhibit
-------       ------------------------------------------------------------------
  4.3         Registration Rights Agreement between Alteon Inc. and the
              investors named on the signature page thereof, dated as of April
              24, 1997. (Incorporated by reference to Exhibit 4.1 to the
              Company's Current Report on Form 8-K filed on May 9, 1997, SEC
              File Number 000-19529.)

  4.4 Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

  4.5         Amendment to Stockholders' Rights Agreement between Alteon Inc.
              and Registrar and Transfer Company, as Rights Agent, dated as of December 1, 1997. (Incorporated by reference to Exhibit 4.1 to the
              Company's Current Report on Form 8-K filed on December 10, 1997,
              SEC File Number 000-19529.)

  4.6         Registration Rights Agreement, dated September 29, 2000.
              (Incorporated by reference to Exhibit 4.1 to the Company's Current
              Report on Form 8-K filed on October 5, 2000, SEC File Number
              001-16043.)

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

  4.9         Notice of Appointment of The American Stock Transfer & Trust
              Company as successor Rights Agent, dated August 29, 2002, pursuant to Stockholders' Rights Agreement dated as of July 27, 1995.
              (Incorporated by reference to Exhibit 4.4 of the Company's Report on Form 10-Q filed on November 13, 2002, SEC File Number
              001-16043.)

  4.10        Form of Common Stock Purchase Warrant, dated July 2, 2004.

  4.11        Form of Common Stock Purchase Warrant, dated January 5, 2005.

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

  10.4        Lease Agreement between Ramsey Associates and Alteon Inc., dated
              January 11, 1993. (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 2000, SEC File No. 001-16043.)

  10.5+ Employment Agreement between Alteon Inc. and Elizabeth O'Dell, dated as of October 21, 2000. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, SEC File Number 001-16043.)

 10.6+        Alteon Inc. Change in Control Severance Benefits Plan.
              (Incorporated by reference to Exhibit 10.13 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 2000,
              SEC File Number 001-16043.)

                                  EXHIBIT INDEX

Exhibit
  No.                             Description of Exhibit
-------       ------------------------------------------------------------------
  10.7        Preferred Stock Investment Agreement between Alteon Inc. and the investors named on the signature page thereof, dated as of April
              24, 1997. (Incorporated by reference to Exhibit 10.1 to the
              Company's Current Report on Form 8-K filed on May 9, 1997, SEC
              File Number 000-19529.)

  10.8+       Amended and Restated Employment Agreement between Alteon Inc. and
              Kenneth I. Moch, dated as of December 15, 1998. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1999, SEC File Number
              000-19529.)

  10.9        Common Stock and Warrants Purchase Agreement among Alteon Inc. and
              EGM Medical Technology Fund, L.P., EGM Technology Offshore Fund,
              Narragansett I, L.P., Narragansett Offshore, Ltd., S.A.C. Capital
              Associates, LLC, SDS Merchant Fund, LP and Herriot Tabuteau, dated as of September 29, 2000. (Incorporated by reference to Exhibit
              10.1 to the Company's Current Report on Form 8-K filed on October
              5, 2000, SEC File Number 001-16043.)

 10.10+       Letter Agreement between Alteon Inc. and Kenneth I. Moch, dated
              December 3, 2001, amending Amended and Restated Employment
              Agreement dated as of December 15, 1998. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form
              10-K for the year ended December 31, 2001, SEC File Number
              001-16043.)

 10.11 Stock Purchase Agreement between Alteon Inc. and the Purchasers named therein, dated January 4, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K filed on January 7,
              2002, SEC File Number 001-16043.)

 10.12+ Employment agreement between Alteon Inc. and Judith S. Hedstrom, dated as of February 11, 2002. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q filed on May 14,
              2002, SEC File Number 001-16043.)

 10.13 Stock Purchase Agreement between Alteon Inc. and the Purchasers named therein, dated December 20, 2002. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 24, 2002, SEC File Number 001-16043.)

 10.14+       Letter Agreement between Alteon Inc. and Judith S. Hedstrom, dated
              June 5, 2003, amending Employment Agreement, dated as of February
              11, 2002. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2003,
              SEC File Number 001-16043.)

 10.15+       Letter Agreement between Alteon Inc. and Elizabeth O'Dell, dated
              June 5, 2003, amending Employment Agreement, dated as of October
              21, 2000. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2003,
              SEC File Number 001-16043.)

 10.16 Stock Purchase Agreement, dated October 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
              8-K filed on October 20, 2003, SEC File Number 001-16043.)

 10.17        Amendment to Stock Purchase Agreement, dated October 24, 2003.
              (Incorporated by reference to Exhibit 10.2 to the Company's
              Quarterly Report on Form 10-Q filed on November 13, 2003, SEC File
              Number 001-16043.)

 10.18+       Letter Agreement between Alteon Inc. and Elizabeth O'Dell, dated
              December 22, 2003, amending Amended and Restated Employment
              Agreement, dated as of June 5, 2003. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on
              March 12, 2003, SEC File Number 001-16043.)

 10.19+       Amended and Restated Employment Agreement between Alteon Inc. and
              Kenneth I. Moch, dated as of December 15, 2004, amending Amended and Restated Employment Agreement, dated as of December 15, 1998.

                                  EXHIBIT INDEX

Exhibit
  No.                             Description of Exhibit
-------       ------------------------------------------------------------------
 10.20+       Amended and Restated Employment Agreement between Alteon Inc. and
              Judith S, Hedstrom, dated February 11, 2005, amending Employment
              Agreement, dated as of February 11, 2002.

 10.21        Alteon Inc. Description of Director Compensation Arrangements.

 10.22        Alteon Inc. Description of Executive Officer Compensation
              Arrangements.

 23.1         Consent of J.H. Cohn LLP.

 23.2         Consent of KPMG LLP.

 31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

 31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

 32           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.

----------
+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) to this Form 10-K.