Form 10-K/A
period 2004-12-31
ALTEON INC /DE
filed 2005-04-22
CIK 878903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _____________________ TO _______________________

                        Commission file number 001-16043

                                   ALTEON INC.
                                   -----------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     13-3304550
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               6 CAMPUS DRIVE, PARSIPPANY, NEW JERSEY     07054
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [X] No [ ]

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

                                EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 15, 2005. This amendment reports the following changes resulting from the Company's and the Company's Independent Registered Public Accounting Firm's completed analysis of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002:

      -     Replaces Item 9A, "Controls and Procedures";

      - Adds the report on internal control over financial reporting from J.H. Cohn LLP, Independent Registered Public Accounting Firm;

      - Provides an additional Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm; and

      - Replaces the Section 302 certifications from the President and Chief Executive Officer and the Vice President, Finance.

This amendment does not reflect the restatement of any previously reported financial statements, results of operations or any other related financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and the Vice President of Finance, the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation the Company's Chief Executive Officer and the Vice President of Finance concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that:


  - pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

  - provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

  - provide reasonable assurances that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2004, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management has determined that as of December 31, 2004, there were three material weaknesses in our internal control over financial reporting. In light of these material weaknesses, management has concluded that, as of December 31, 2004, Alteon did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. J.H. Cohn LLP, our independent registered public accounting firm, has issued its attestation report on our management's assessment of our internal control over financial reporting, which appears below.

None of these material weaknesses resulted in the restatement of any previously reported financial statements or any other related financial disclosure.

The material weaknesses as of December 31, 2004 were as follows:

      1. INTERNAL CONTROL REVIEW -- AUDIT COMMITTEE EFFECTIVENESS. The Audit Committee of the Company's Board of Directors and management initially underestimated the complexity and depth of work that would be required to comply with the internal control review required under Section 404 of the Sarbanes-Oxley Act of 2002, as well as the comprehensive nature of the internal control assessment. As a result, this process was begun later than appropriate and certain remediation efforts were not completed or tested until after December 31, 2004.

      Management and the Audit Committee have now implemented remedial measures to address these matters, including establishment of a Disclosure Committee, more rigorous and documented internal sub-certification procedures, and commitment of additional resources to document and monitor ongoing changes to the Company's internal control over financial reporting, and document Audit Committee involvement with all of the foregoing.

      2. INFORMATION TECHNOLOGY CONTROLS AND PROCESS CONTROLS. Management has determined that the Company has not adequately documented and implemented certain controls over information technology. These areas include certain change management and vendor management procedures. In addition, certain financial computer program application controls and related access controls relating to information security were not adequately implemented. Back-up and recovery processes were not adequately documented, and testing of recovery procedures was not implemented. The Company has drafted, and is in the process of implementing, remedial procedures to address these matters.

      3. CONTROLS OVER CASH DISBURSEMENTS. Management has determined that inadequate internal controls existed over the Company's processing of cash disbursements. Specifically, during the fiscal year ended December 31, 2004, a number of checks, which the Company believes to be not greater than nine, were issued from the Company's account without signature, and a number of checks, in amounts greater than $7,500, which the Company believes to be not greater than eight, were issued from the Company's account with only one signature, when the Company's internal policy requires that checks greater than that amount be issued with two signatures. In all instances reviewed by the Company, the disbursements had been appropriately authorized and were valid disbursements. The Company has implemented remedial controls to address this matter, involving a review of checks prior to issuance to ensure their signature. Such remediation procedures have been tested subsequent to December 31, 2004.

The Company believes that the corrective actions described above, taken as a whole, will remediate the internal control deficiencies identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the changes in controls described above, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended December 31, 2004, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alteon Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Alteon Inc. (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Internal Control Assessment - Effectiveness of Audit Committee

The Company's overall control environment, of which "tone at the top" is an integral part, involves a number of pervasive aspects. The Company's Audit Committee Charter establishes the responsibility of the Audit Committee to provide oversight to ensure that the Company meets it regulatory requirements. The Audit Committee was ineffective in its oversight role, which resulted in delays in management's implementation of the "404 process", resulting in a lack of time and resources to effectively remediate and retest control deficiencies.

Controls over Information Technology

As of December 31, 2004, certain control procedures relating to information technology were not documented and implemented, as follows:

      -     Change management;

      -     Application controls;

      -     Information security;

      -     Back-up and recovery; and

      -     Vendor management.

Controls over Cash Disbursements

As of December 31, 2004, the Company did not maintain effective controls over cash disbursements. There were several disbursements throughout 2004 without signatures on the checks. In addition, the Company's policy of requiring dual signatures for checks in excess of a specified amount was not always complied with.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated February 25, 2005, on these financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management's statements relating to new controls being implemented and tested.

/s/ J.H. Cohn LLP

Roseland, New Jersey
April 22, 2005

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

      (a) Exhibits.

         The exhibits required to be filed are listed on the "Exhibit Index" attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of April 2005.

                                      ALTEON INC.

                                      By: /s/ Kenneth I. Moch
                                          ---------------------------------
                                      Kenneth I. Moch
                                      President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
  No.    Description of Exhibit

23.1     Consent of J.H. Cohn LLP.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.