Form 10-Q
period 2005-06-30
ALTEON INC /DE
filed 2005-08-09
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
On August 4, 2005, 57,996,711 shares of the registrant’s Common Stock were outstanding.
Page 1 of 27 pages
The Exhibit Index is on page 27

ALTEON INC.

PART I — FINANCIAL INFORMATION
ITEM l. Condensed Financial Statements (Unaudited)
ALTEON INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current Assets:

Cash and cash equivalents	$11,595,808	$11,175,762
Other current assets	717,437	159,364

Total current assets	12,313,245	11,335,126

Property and equipment, net	74,595	107,269
Restricted cash	200,000	200,000

Total assets	$12,587,840	$11,642,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$761,304	$593,094
Accrued expenses	1,246,116	2,002,381

Total liabilities	2,007,420	2,595,475

Stockholders’ Equity:

Preferred Stock, $0.01 par value, 1,993,329 shares authorized, and 1,332 and 1,277 shares of Series G and 3,999 and 3,836 shares of Series H issued and outstanding, as of June 30, 2005 and December 31, 2004, respectively. The liquidation value at June 30, 2005, was $53,305,339	53	51

Common Stock, $0.01 par value, 300,000,000 shares and 175,000,000 shares authorized, as of June 30, 2005 and December 31, 2004, respectively, and 57,996,711 and 48,472,898 shares issued and outstanding, as of June 30, 2005 and December 31, 2004, respectively	579,967	484,729

Additional paid-in capital	225,909,189	214,274,790

Accumulated deficit	(215,908,789)	(205,712,650)

Total stockholders’ equity	10,580,420	9,046,920

Total liabilities and stockholders’ equity	$12,587,840	$11,642,395

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Income:

Investment income	$100,405	$29,051	$199,554	$66,417
Other income	100,000	100,000	100,000	151,821

Total income	200,405	129,051	299,554	218,238

Expenses:

Research and development	2,493,379	2,445,563	6,134,479	5,129,698
General and administrative	1,083,095	1,185,290	2,183,443	2,325,335

Total expenses	3,576,474	3,630,853	8,317,922	7,455,033

Net loss	(3,376,069)	(3,501,802)	(8,018,368)	(7,236,795)

Preferred stock dividends	1,106,193	1,016,957	2,177,771	2,012,810

Net loss applicable to common stockholders	$(4,482,262)	$(4,518,759)	$(10,196,139)	$(9,249,605)

Basic/diluted net loss per share applicable to common stockholders	$(0.08)	$(0.11)	$(0.18)	$(0.23)

Weighted average common shares used in computing basic/diluted net loss per share	57,996,711	40,472,898	57,275,874	40,472,123

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,018,368)	$(7,236,795)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,434	37,949
Stock compensation expense	19,573	9,099

Changes in operating assets and liabilities:
Other current assets	(558,073)	(418,943)
Accounts payable and accrued expenses	(588,055)	572,986

Net cash used in operating activities	(9,111,489)	(7,035,704)

Cash flows from investing activities:
Capital expenditures	(760)	(78,491)

Net cash used in investing activities	(760)	(78,491)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,532,295	—
Net proceeds from exercise of employee stock options	—	5,085

Net cash provided by financing activities	9,532,295	5,085

Net increase/(decrease) in cash and cash equivalents	420,046	(7,109,110)
Cash and cash equivalents, beginning of period	11,175,762	16,678,582

Cash and cash equivalents, end of period	$11,595,808	$9,569,472

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
Note 2 — Liquidity
          The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $215,908,789 as of June 30, 2005, and expects to incur net losses, potentially greater than losses in prior years, for a number of years.
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
          As of June 30, 2005, the Company had working capital of $10,305,825, including $11,595,808 of cash and cash equivalents. In January 2005, the Company completed the sale of 9,523,813 shares of common stock, which provided net proceeds of $9,532,295 (see Note 5). The Company’s net cash used in operating activities for the six months ended June 30, 2005 was $9,111,489 and for the year ended December 31, 2004 was $13,109,869.
          The Company expects to utilize cash and cash equivalents to fund its operating activities, including the continued development of our lead compound, alagebrium. As a result of the discontinuation of the SPECTRA trial, Alteon expects to have reduced expenses in the second half of 2005. The Company will actively continue to pursue fund-raising possibilities through the sale of its equity securities and through potential partnerships. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or through potential partnerships or if the level of cash and cash equivalents falls below anticipated levels, Alteon will be required to significantly reduce or curtail its research and product development activities and other operations. The Company has the ability to quickly and significantly reduce its cash burn rate, if necessary, as it has limited fixed commitments. The Company expects to have sufficient cash and cash equivalents to satisfy its working capital requirements at least into the second half of 2006, either by future fund-raising or, if needed, curtailment actions.
          The amount and timing of the Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs, the number and characteristics of product candidates that it pursues, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the development of marketing and sales capabilities, the ability to complete strategic collaborations and the availability of third-party funding, if any.
          The Company will require substantial new funding to pursue development and commercialization of alagebrium and its other product candidates and to continue its operations. Alteon believes that satisfying these capital requirements over the long term will require successful commercialization of its product candidates, particularly alagebrium. However, it is uncertain whether any products will be approved or will be commercially successful.
          Selling securities to satisfy the Company’s short-term and long-term capital requirements may have the effect of materially diluting the current holders of its outstanding stock. Alteon may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. Potential financing sources for Alteon may be dissuaded from investing in Alteon in light of the fact that Genentech, Inc., as holder of outstanding shares of our Series G and Series H Preferred Stock, currently has a significant liquidation preference and voting position, on an as-converted to common stock basis, in Alteon. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates. If Alteon is unable to obtain the necessary funding, it may need to cease operations.
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
          On February 2, 1999, the Company repriced certain stock options. There was no non-cash stock compensation expense resulting from the 1999 repricing for the three and six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, there were 388,759 repriced options outstanding, which expire on various dates through January 2008.
          If the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee and director option grants, the Company’s pro forma net loss and net loss per share applicable to common stockholders for the three and six months ended June 30, 2005 and 2004, would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,376,069)	$(3,501,802)	$(8,018,368)	$(7,236,795)

Less: Total stock-based employee and director compensation expense determined under fair value method	(269,437)	(355,588)	(711,579)	(728,645)

Pro forma net loss	(3,645,506)	(3,857,390)	(8,729,947)	(7,965,440)
Preferred stock dividends	1,106,193	1,016,957	2,177,771	2,012,810

Pro forma net loss applicable to common stockholders	$(4,751,699)	$(4,874,347)	$(10,907,718)	$(9,978,250)

Earnings per share applicable to common stockholders:
Basic/diluted, as reported	$(0.08)	$(0.11)	$(0.18)	$(0.23)
Basic/diluted, pro forma	$(0.08)	$(0.12)	$(0.19)	$(0.25)
          In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. As a result of the issuance of SFAS No. 123(R), the Company will be required to expense the fair value of employee stock options over the service period, beginning no later than with its fiscal quarter ending March 31, 2006.
Note 4 — Net Loss Per Share Applicable to Common Stockholders
          Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive securities excluded from the calculation as of June 30, 2005 and 2004, was 158,194,608 and 47,456,373 shares, respectively.
Note 5 — Stockholders’ Equity
          In January 2005, Alteon completed a public offering of 9,523,813 shares of common stock at $1.05 per share, which provided net proceeds of $9,532,295. In connection with this offering, the Company issued to its placement agent in the offering a five-year warrant to purchase 312,381 shares of common stock at $1.37 per share.
          Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended June 30, 2005 and 2004, preferred stock dividends of $1,106,193 and $1,016,957, respectively, were recorded. On June 30, 2005, the Series G and Series H Preferred Stock would have been convertible into 37,457,665 common stock shares and 112,487,201 common stock shares, respectively, and had a total liquidation value of $53,305,339. The Series G and Series H Preferred Stock have no voting rights.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We are a product-based biopharmaceutical company engaged in the discovery and development of small molecule drugs to reverse or slow down diseases of aging and complications of diabetes. Our product portfolio represents novel approaches to large pharmaceutical markets. Our lead compound, alagebrium (formerly ALT-711), is in Phase 2 clinical development for erectile dysfunction and heart failure and is being evaluated for other indications in a number of preclinical studies. We have identified several other promising drug candidates for future development; none of these other candidates is currently in active clinical development. Our pharmaceutical portfolio was developed as a result of our research on the Advanced Glycation End-Product, or A.G.E., pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders.
          We are developing our lead product candidate, alagebrium, for the treatment of cardiovascular diseases and disorders relating to complications of diabetes. We initiated several Phase 2 studies of alagebrium during 2004 and 2005, three of which remain open, although we are not currently enrolling patients in these studies as described below: PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of Alagebrium), a Phase 2a study in heart failure; EMERALD (Efficacy and Safety of Alagebrium in Erectile Dysfunction in Male Diabetics), a Phase 2a study in erectile dysfunction, or ED; and a Phase 2a study in endothelial dysfunction. Enrollment in the PEDESTAL study has been completed and analysis of the data is underway. In June 2005, SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), a Phase 2b trial in systolic hypertension, was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication.
          Of the approximately 1,300 patients who have participated in the Phase 1 and Phase 2 clinical studies of alagebrium to date, approximately 1,000 patients have received alagebrium and approximately 300 patients have received placebo. The compound has demonstrated an excellent safety profile in all human clinical testing to date.
          In December 2004, we announced that findings of a routine two-year rodent toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. In February 2005, based on the initial results from one of the follow-on preclinical toxicity experiments, we voluntarily and temporarily suspended enrollment of new patients into each of the ongoing clinical studies pending receipt of additional pre-clinical data. In May 2005, we reported encouraging interim results from these ongoing preclinical toxicity tests of alagebrium. The set of core experiments completed to date suggests that the liver alterations previously seen in rats were not caused by genotoxicity or epigenetic pathways, but rather were likely to be a result of the male rat’s own natural propensity to develop liver abnormalities. Since our investigational new drug applications, or INDs, for alagebrium are under the oversight of two divisions of the U.S. Food and Drug Administration, or FDA, the Cardio-Renal Division and the Reproductive and Urologic Division, we simultaneously submitted the preliminary conclusions from the preclinical toxicity data on alagebrium to both divisions. The Company’s clinical protocols under the oversight of the Cardio-Renal Division were allowed to proceed. However, the EMERALD study in ED was placed on clinical hold by the Reproductive and Urologic Division pending the satisfactory completion of our preclinical testing. We are in the process of finalizing this data and submitting it to the FDA. We intend to review all relevant findings with the appropriate oversight entities, including our Investigational Review Boards, or IRBs, and the FDA, and hope to resolve this issue within the next several months.
          Our current priorities are to continue the clinical development of alagebrium in ED and heart failure, and to ensure that we have the funding and personnel necessary to accomplish this objective. We are actively exploring a spectrum of strategic options to secure funding and other support for the continuation of our programs. Such strategic options include debt and equity financing, research and development collaborations, out-licensing of our technology and development programs or a possible sale of our business to, or merger into, another entity. We have engaged third parties to assist in developing and identifying strategic options for the Company. We cannot predict at this time when enrollment in our EMERALD study will resume, if ever. If we do not resume enrollment in EMERALD we will evaluate moving into different indications and/or returning to our pre-clinical library of compounds to identify new compounds to bring forward for further evaluation. As we continue clinical development of alagebrium, we will continue to evaluate potential transactions to enable the further development and ultimate marketing of the compound in territories throughout the world.
          We continue to evaluate potential pre-clinical and clinical trials in other therapeutic indications in which A.G.E. Crosslink Breaker compounds may address significant unmet needs. In addition to our clinical studies in ED and heart failure, we have early research studies focused on: atherosclerosis; Alzheimer’s disease; eye diseases, including age-related macular degeneration, or AMD, and glaucoma; and diabetic complications, including renal diseases, among others.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
          Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $215,908,789 as of June 30, 2005, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.
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
          Our business is subject to significant risks including, but not limited to, (1) our ability to continue our clinical studies of alagebrium, including our ability to resume enrollment in our ED study and other studies, (2) our ability to obtain funding, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) our reliance on alagebrium, which is our only significant drug candidate, (5) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (6) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (7) technological change and competition, (8) manufacturing uncertainties, and (9) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during pre-clinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading “Forward-Looking Statements and Cautionary Statements.”
Results of Operations
Three Months ended June 30, 2005 and 2004
          Total income for the three months ended June 30, 2005 and 2004, was $200,405 and $129,051, respectively. The income consisted of interest earned on cash and cash equivalents and other income. Investment income for the three months ended June 30, 2005 and 2004 was $100,405 and $29,051, respectively, and was attributed to increased interest rates and slightly higher investment balances. For the three months ended June 30, 2005, other income included $100,000 received from a licensing agreement with Avon Products, Inc. For the three months ended June 30, 2004, other income included a reimbursement of $100,000 for improvements made to our former Ramsey facility.
          Our total expenses were $3,576,474 for the three months ended June 30, 2005, compared to $3,630,853 for the three months ended June 30, 2004, and in each period consisted primarily of research and development expenses. Research and development expenses included third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $2,493,379 for the three months ended June 30, 2005 as compared to $2,445,563 for the same period in 2004, an increase of $47,816 or 2.0%. The increase was primarily attributed to increased pre-clinical costs due to additional toxicity studies offset by lower manufacturing costs. In 2005, of the total amount spent on research and development expenses, we incurred $941,891 in personnel and personnel-related expenses, $729,861 in clinical trial expenses of which $705,564 related to SPECTRA, $393,930 in pre-clinical expenses, and $169,811 related to manufacturing (packaging and distribution). In 2004, we primarily incurred $967,851 in personnel and personnel-related expenses, $717,005 in clinical trial expenses of which $597,528 related to SPECTRA and $495,127 related to manufacturing (tableting, packaging, process development and drug stability studies).
          General and administrative expenses decreased slightly to $1,083,095 for the three months ended June 30, 2005, as compared to $1,185,290 for the same period in 2004. The decrease is primarily related to lower business development and marketing costs offset by higher accounting and legal fees associated with Sarbanes-Oxley compliance.
          Our net loss applicable to common stockholders remained relatively flat at $4,482,262 for the three months ended June 30, 2005 as compared to $4,518,759 for the three months ended June 30, 2004. Included in the net loss applicable to common stockholders are preferred stock dividends of $1,106,193 and $1,016,957, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Six Months Ended June 30, 2005 and 2004
          Total income for the six months ended June 30, 2005 and 2004 was $299,554 and $218,238, respectively. The income consisted of interest earned on cash and cash equivalents and other income. Interest income increased to $199,554 in the six months ended June 30, 2005 as compared to $66,417 in the same period of the prior year due to an increase in short-term interest rates and slightly higher investment balances. In 2005, other income included $100,000 received from a licensing agreement with Avon Products, Inc. In 2004, other income included $51,821 derived from the sale of fully depreciated laboratory equipment and supplies, and a reimbursement of $100,000 for improvements made to our former Ramsey facility.
          Our total expenses were $8,317,922 for the six months ended June 30, 2005 compared to $7,455,033 for the six months ended June 30, 2004, and in each year consisted primarily of research and development expenses. Research and development expenses for the six months ended June 30, 2005 were $6,134,479, an increase of $1,004,781 or 19.6% as compared to the six months ended June 30, 2004. The increase was primarily attributed to increased pre-clinical costs due to additional toxicity studies, increased clinical trial costs and increased personnel and personnel related costs, offset by lower manufacturing costs. In 2005, research and development expenses included $2,079,819 in personnel and personnel related expenses, $2,011,366 in clinical trial expenses of which $1,906,942 related to SPECTRA, $835,097 in pre-clinical expenses primarily related to additional toxicity studies, $453,596 in manufacturing (packaging and on-going stability studies), $249,596 in third-party consulting fees, and $186,705 of facility and other overhead related costs. Research and development for the six months ended June 30, 2004 were $5,129,698, and included $1,789,060 in personnel and personnel related expenses, $1,480,604 in clinical trial expenses of which $1,149,722 related to SPECTRA, $1,028,803 related to manufacturing (tableting and packaging), $274,304 of facility and other overhead related costs and $201,985 in third-party consulting fees.
          General and administrative expenses decreased to $2,183,443 for the six months ended June 30, 2005 as compared to $2,325,335 for the same period in 2004, a decrease of $141,892 or 6.1%. This decrease is primarily attributed to lower business development and marketing costs offset by higher accounting and legal fees associated with Sarbanes-Oxley compliance.
          Our net loss applicable to common stockholders increased to $10,196,139 for the six months ended June 30, 2005 as compared to $9,249,605 for the same period in 2004, an increase of 10.2%, due to increased research and development expenses. Included in the net loss applicable to common stockholders are preferred stock dividends of $2,177,771 and $2,012,810, respectively.
Liquidity and Capital Resources
          We had cash and cash equivalents at June 30, 2005, of $11,595,808, compared to $11,175,762 at December 31, 2004. The increase is attributable to $9,532,295 of net cash provided by financing activities offset by $9,111,489 of net cash used in operating activities, consisting primarily of research and development expenses, personnel-related costs and facility expenses and $760 in capital expenditures. At June 30, 2005, we had working capital of $10,305,825.
          The Company expects to utilize cash and cash equivalents to fund its operating activities, including the continued development of our lead compound, alagebrium. As a result of the discontinuation of the SPECTRA trial, Alteon expects to have reduced expenses in the second half of 2005. The Company will actively continue to pursue fund-raising possibilities through the sale of its equity securities and through potential partnerships. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or through potential partnerships or if the level of cash and cash equivalents falls below anticipated levels, Alteon will be required to significantly reduce or curtail its research and product development activities and other operations. The Company has the ability to quickly and significantly reduce its cash burn rate, if necessary, as it has limited fixed commitments. The Company expects to have sufficient cash and cash equivalents to satisfy its working capital requirements at least into the second half of 2006, either by future fund-raising or, if needed, curtailment actions.
          In January 2005, we completed a public offering of 9,523,813 shares of common stock at $1.05 per share, which provided net proceeds of $9,532,295 (see Note 5).
          In 2004, we sold $3,456,000 of our gross state net operating loss carryforwards and $123,000 of our state research and development tax credit carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program, referred to as the Program. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. Due to the uncertainty at any time as to our ability to effectuate the sale of our available New Jersey state net operating losses, and since we have no control or influence over the Program, the benefits are recorded once the agreement with the counterparty is signed and the sale is approved by the State. The

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
proceeds from the sales of these state net loss carryforwards and state research and development tax credit carryforwards in 2004 were $386,000 and were recorded as a tax benefit in the December 31, 2004 statements of operations. As of December 31, 2004, we had state net operating loss carryforwards and state research and development tax credit carryforwards available for sale of $81,730,000. We cannot be certain if we will be able to sell any or all of these carryforwards under the Program.
          We do not have any approved products and currently derive cash from sales of our securities, sales of our New Jersey state net operating loss carryforwards and interest on cash and cash equivalents. We are highly susceptible to conditions in the global financial markets and in the pharmaceutical industry. Positive and negative movement in those markets will continue to pose opportunities and challenges to us. Previous downturns in the market valuations of biotechnology companies and of the equity markets more generally have restricted, and may continue to restrict, our ability to raise additional capital on favorable terms.
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
          Our current priorities are to continue the clinical development of alagebrium in ED and heart failure, and to ensure that we have the funding and personnel necessary to accomplish this objective. We are actively exploring a spectrum of strategic options to secure funding and other support for the continuation of our programs. Such strategic options include debt and equity financing, research and development collaborations, out-licensing of our technology and development programs or a possible sale of our business to, or merger into, another entity. We have engaged third parties to assist in developing and identifying strategic options for us. We cannot predict at this time when enrollment in our EMERALD study will resume, if ever. If we do not resume enrollment in EMERALD we will evaluate moving into different indications and/or returning to our pre-clinical library of compounds to identify new compounds to bring forward for further evaluation. As we continue clinical development of alagebrium, we will continue to evaluate potential transactions to enable the further development and ultimate marketing of the compound in territories throughout the world.
          We will require substantial additional funding to pursue development and commercialization of alagebrium and our other product candidates and to continue our operations. We believe that satisfying these capital requirements over the long term will require successful commercialization of our product candidates, particularly alagebrium. However, it is uncertain whether alagebrium or any product candidate will be approved or will be commercially successful.
          Selling securities to satisfy our short-term and long-term capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to us. Potential financing sources for us may be dissuaded from investing in us in light of the fact that Genentech, Inc., as holder of outstanding shares of our Series G and Series H Preferred Stock, currently has a significant liquidation preference and voting position, on an as-converted to common stock basis, in us. If adequate funds are not available, we may be required to curtail significantly one or more of our research and development programs. If we obtain funds through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates. If we are unable to obtain the necessary funding, we may need to cease operations.
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
          We account for options granted to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000, until adoption of newly issued accounting rules no later than with our fiscal quarter ending March 31, 2006, as described below. As a result, net loss applicable to common stockholders and net loss per share applicable to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period.
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
          As of June 30, 2005, we had working capital of $10,305,825, including $11,595,808 of cash and cash equivalents. Our net cash used in operating activities for the six months ended June 30, 2005 was $9,111,489.
          We initiated several Phase 2 studies of alagebrium, our lead product candidate, during 2004 and 2005, three of which remain open, although we are not currently enrolling patients in these studies: SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), a Phase 2b trial in systolic hypertension; PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of Alagebrium) a Phase 2a study in heart failure; EMERALD (Efficacy and Safety of Alagebrium in Erectile Dysfunction in Male Diabetics) a Phase 2a study in ED; and a Phase 2a study in endothelial dysfunction. In June 2005, SPECTRA was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication. Also in June 2005, the EMERALD trial was placed on clinical hold by the Reproductive and Urologic Division of the FDA pending the satisfactory completion of certain preclinical toxicity testing. We are in the process of finalizing this data and submitting it to the FDA. Our current priorities are to continue the clinical development of alagebrium in ED and heart failure, and ensure that we have the funding and personnel necessary to accomplish this objective. We are actively exploring a spectrum of strategic options to enable

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
us to secure funding for our programs. We cannot predict at this time if these efforts will be successful or when enrollment in our EMERALD clinical study, or any other clinical study, will resume, if ever.
          We expect to utilize cash and cash equivalents to fund our operating activities, including the ongoing Phase 2 studies. In January 2005, we completed a sale of common stock that provided net proceeds of approximately $9.5 million. We will actively continue to pursue fund-raising possibilities through the sale of our equity securities. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities or corporate collaborations, or if our level of cash and cash equivalents falls below anticipated levels, we will be required to significantly reduce or curtail our research and product development activities, including the number of patients enrolled in our studies and other operations. We have the ability to quickly and significantly reduce the cash burn rate, if necessary, as we have limited fixed commitments. We expect to have sufficient cash and cash equivalents to satisfy our working capital requirements at least into the second half of 2006, either by future fund-raising or, if needed, curtailment actions.
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
If we are unable to renegotiate our preferred stock agreement with Genentech, we may not be able to secure future equity financing or be acquired by a third party.
          In December 1997, we entered into an agreement with Genentech relating to the development of pimagedine, an A.G.E. formation inhibitor, for the treatment of diabetic nephropathy. As part of this agreement, Genentech purchased shares of Alteon Series G Preferred Stock and Series H Preferred Stock, the proceeds of which were used to fund the pimagedine development program. Both the Series G Preferred Stock and Series H Preferred Stock have dividends which are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. The Series G and Series H Preferred Stock each carry a liquidation preference, which means that the value of that preferred stock would be required to be paid to the holders of the Series G and Series H Preferred Stock upon a sale or liquidation of Alteon before any proceeds from such sale or liquidation are paid to any other holders of equity securities, including the common stock. As of June 30, 2005, holders of the outstanding shares of Series G and Series H Preferred Stock, including shares issued pursuant to the dividend obligation, were entitled to a liquidation preference of $53,305,339. The total market capitalization of Alteon as of that date was $12,759,276. As a result, unless we are successful in renegotiating our preferred stock terms with Genentech, holders of our common stock will not realize any value on the sale or liquidation of Alteon at a valuation of less than $53,305,339. The Series G and Series H Preferred Stock have no voting rights. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing prices of the Alteon common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. On June 30, 2005, the Series G and Series H Preferred Stock would have been convertible into 37,457,665 and 112,487,201 shares of common stock, respectively, representing, in aggregate, approximately 72% of our common stock outstanding on an as-converted basis as of that date.
          While the terms of the Series G and Series H Preferred Stock generally restrict Genentech’s ownership position in Alteon upon conversion to 40% of the outstanding Alteon common stock, any conversion of shares of Series G and/or Series H Preferred Stock into Alteon common stock would represent a substantial dilution to existing common shareholders. Potential financing sources for Alteon may be dissuaded from investing in Alteon in light of the presence of a significant holder of securities having a sizable liquidation preference and/or voting position in Alteon. This could also discourage any potential acquirer of Alteon from pursuing a transaction with us at a valuation that does not result in sufficient proceeds to pay the full liquidation preference due to Genentech.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
If we are unable to attract and retain the key personnel on whom our success depends, our product development, marketing and commercialization plans could suffer.
          We depend heavily on the principal members of our management and scientific staff to realize our strategic goals and operating objectives. The loss of services in the near term of any of these personnel could impede the achievement of our development priorities. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success, and there is significant competition among companies in our industry for such personnel. We have established retention programs for our current key employees. However, we cannot assure you that we will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced managers and scientists, and given the recent clinical and regulatory setbacks that we have experienced. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed by other entities and may have commitments to or consulting or advisory contracts with those other entities that may limit their availability to us.
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
          In December 2004, we announced that findings of a routine two-year rodent toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. In February 2005, based on the initial results from one of the follow-on preclinical toxicity experiments, we voluntarily and temporarily suspended enrollment of new patients into each of the ongoing clinical studies pending receipt of additional pre-clinical data. In May 2005, we reported encouraging interim results from these ongoing preclinical toxicity tests of alagebrium. The set of core experiments completed to date suggests that the liver alterations previously seen in rats were not caused by genotoxicity or epigenetic pathways, but rather were likely to be a result of the male rat’s own natural propensity to develop liver abnormalities. Since our INDs for alagebrium are under the oversight of two divisions of the FDA, the Cardio-Renal Division and the Reproductive and Urologic Division, we simultaneously submitted the preliminary conclusions from the preclinical toxicity data on alagebrium to both divisions. The Company’s clinical protocols under the oversight of the Cardio-Renal Division were allowed to proceed. However, the EMERALD study in ED was placed on clinical hold by the Reproductive and Urologic Division pending the satisfactory completion of our preclinical testing. We are in the process of finalizing this data and submitting it to the FDA. We intend to review all relevant findings with the appropriate oversight entities, including our IRBs and the FDA, and hope to resolve this issue within the next several months.
          In June 2005, the Phase 2b SPECTRA trial in systolic hypertension was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication.
          We cannot predict at this time when enrollment in our EMERALD clinical study or any other clinical study, will resume, if ever. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.
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
          At June 30, 2005, we had an accumulated deficit of $215,908,789. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research, pre-clinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product other than alagebrium in active clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any pre-clinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
          In June 2005, SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), a Phase 2b trial in systolic hypertension, was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication.
          In December 2004, we announced that findings of a routine two-year rodent toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. In February 2005, based on the initial results from one of the follow-on preclinical toxicity experiments, we voluntarily and temporarily suspended enrollment of new patients into each of the ongoing clinical studies pending receipt of additional pre-clinical data. In May 2005, we reported encouraging interim results from these ongoing preclinical toxicity tests of alagebrium. The set of core experiments completed to date suggests that the liver alterations previously seen in rats were not caused by genotoxicity or epigenetic pathways, but rather were likely to be a result of the male rat’s own natural propensity to develop liver abnormalities. Since our INDs for alagebrium are under the oversight of two divisions of the FDA, the Cardio-Renal Division and the Reproductive and Urologic Division, we simultaneously submitted the preliminary conclusions from the preclinical toxicity data on alagebrium to both divisions. The Company’s clinical protocols under the oversight of the Cardio-Renal Division were allowed to proceed. However, the EMERALD study in ED was placed on clinical hold by the Reproductive and Urologic Division pending the satisfactory completion of our preclinical testing. We are in the process of finalizing this data and submitting it to the FDA. We intend to review all relevant findings with the appropriate oversight entities, including our IRBs and the FDA, and hope to resolve this issue within the next several months.
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
          Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others. We intend to enter into these arrangements, especially in target indications in which our potential collaborator has particular therapeutic expertise or that involve a market that must be served by large sales and marketing organizations. The potential market, pre-clinical and clinical study results and safety profile of our product candidates may not be attractive to potential corporate partners. As noted above, a recent preliminary report of a two-year toxicity study found that male rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations including hepatocarcinomas, and that the alteration rate was slightly over the expected background rate in this gender and species of rat. Also, as noted above, the EMERALD trial in erectile dysfunction was placed on clinical hold by the Reproductive and Urologic Division of the FDA pending the satisfactory completion of our preclinical testing. We are in the process of finalizing this data and submitting it to the FDA. Such results could adversely affect our ability to enter into research and development collaborations with respect to alagebrium. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Failure to remediate the material weaknesses in our internal controls and to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
          During the preparation of this Form 10-Q for the quarter ended June 30, 2005, our independent registered public accounting firm identified a material weakness, as of June 30, 2005, in the review process for the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. Stock options that we had granted to non-employee consultants should have been accounted for under variable accounting and we have corrected the accounting for these stock options as of the second quarter of 2005. The changes that would have resulted in the financial statements for the first quarter of 2005 were deemed immaterial. We have instituted additional procedures in the review process for the financial statement recording and disclosures of options in order to remediate this issue.
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
ITEM 4. Controls and Procedures
          a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our Director of Finance and Financial Reporting, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Director of Finance and Financial Reporting have concluded that as of the end of such fiscal quarter, our current disclosure controls and procedures were not effective, because of the material weaknesses in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address these weaknesses as described below. With the exception of such weaknesses, however, the Chief Executive Officer and the Director of Finance and Financial Reporting believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
          b) Material Weaknesses and Changes in Internal Controls. During the preparation of this Form 10-Q for the quarter ended June 30, 2005, our independent registered public accounting firm identified a material weakness, as of June 30, 2005, in the review process for the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. Stock options that we had granted to non-employee consultants should have been accounted for under variable accounting and we have corrected the accounting for these stock options as of the second quarter of 2005. The changes that would have resulted in the financial statements for the first quarter of 2005 were deemed immaterial. We have instituted additional procedures in the review process for the financial statement recording and disclosures of options in order to remediate this issue.
As described in the 10-K Amendment, management concluded that, as of December 31, 2004, we had three material weaknesses in our internal control over financial reporting. Since December 31, 2004, we have made the following changes in our internal control over financial reporting in order to address these material weaknesses:
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

PART II — OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security-Holders
          The Annual Meeting of Stockholders of Alteon Inc. (the “Meeting”) was held on June 29, 2005. The following matters were voted upon at the Meeting: (i) the election of three directors, (ii) the ratification of the appointment of J.H. Cohn LLP as independent public accountants for the fiscal year ending December 31, 2005, (iii) a proposal to amend our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 175,000,000 to 300,000,000 and (iv) a proposal for the approval of the Alteon Inc. 2005 Stock Plan and the reservation of 5,000,000 shares for grant under that plan.
          (i) The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of such nominee:

Name	Votes For	Votes Withheld
Dr. Edwin D. Bransome	48,466,240	1,392,900
Kenneth I. Moch	48,805,462	1,053,678
Dr. George M. Naimark	48,456,658	1,402,482
The others directors of the Company whose terms continued after the Meeting are Marilyn G. Breslow, Alan J. Dalby, David K. McCurdy, Thomas A. Moore, and Dr. Mark Novitch.
          (ii) The number of votes cast for, against and abstaining from the ratification of the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005, were as follows:

Votes For	Votes Against	Abstentions
49,671,354	126,287	61,499
          (iii) The number of votes cast for, against and abstaining from the proposal to amend our Restated Certificate of Incorporation, were as follows:

Votes For	Votes Against	Abstentions
47,755,931	2,011,507	91,702
          (iv) The number of votes cast for, against and abstaining from the proposal for the approval of the Alteon Inc. 2005 Stock Plan, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,694,977	2,346,813	129,771	34,687,579
ITEM 6.Exhibits
     Exhibits
     See the “Exhibit Index” on page 27 for exhibits required to be filed with this Quarterly Report on Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2005

ALTEON INC.

By: /s/Kenneth I. Moch

Kenneth I. Moch
President and Chief Executive Officer
(principal executive officer)

By: /s/Mary T. Phelan

Mary T. Phelan
Director of Finance and Financial Reporting
(principal accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1.1	Amended Certificate Of The Voting Powers, Designations, Preferences And Relative Participating, Optional And Other Special Rights And Qualifications, Limitations Or Restrictions Or Series F Preferred Stock Of Alteon Inc.

10.1	Form of Employee’s Stock Option Grant Agreement.

10.2	Form of Director’s Formula Award Non-Qualified Stock Option Grant Agreement.

10.3	Form of Consultant’s Non-Qualified Stock Option Grant Agreement.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.