Form 10-Q
period 2005-09-30
ALTEON INC /DE
filed 2005-11-08
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 001-16043
ALTEON INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3304550 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On November 4, 2005, 57,996,711 shares of the registrant’s Common Stock were outstanding.

Page 1 of 29 pages
The Exhibit Index is on page 29

ALTEON INC.

PART I — FINANCIAL INFORMATION
ITEM l. Condensed Financial Statements (Unaudited)
ALTEON INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current Assets:

Cash and cash equivalents	$8,183,766	$11,175,762
Other current assets	456,864	159,364

Total current assets	8,640,630	11,335,126

Property and equipment, net	70,880	107,269
Restricted cash	200,000	200,000

Total assets	$8,911,510	$11,642,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$333,956	$593,094
Accrued expenses	944,811	2,002,381

Total liabilities	1,278,767	2,595,475

Stockholders’ Equity:

Preferred Stock, $0.01 par value, 1,993,329 shares authorized, and 1,360 and 1,277 shares of Series G and 4,085 and 3,836 shares of Series H issued and outstanding, as of September 30, 2005 and December 31, 2004, respectively. The liquidation value at September 30, 2005, was $54,447,388	54	51

Common Stock, $0.01 par value, 300,000,000 shares and 175,000,000 shares authorized, as of September 30, 2005 and December 31, 2004, respectively, and 57,996,711 and 48,472,898 shares issued and outstanding, as of September 30, 2005 and December 31, 2004, respectively	579,967	484,729

Additional paid-in capital	227,059,931	214,274,790

Accumulated deficit	(220,007,209)	(205,712,650)

Total stockholders’ equity	7,632,743	9,046,920

Total liabilities and stockholders’ equity	$8,911,510	$11,642,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTEON INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Income:

Investment income	$87,235	$55,198	$286,789	$121,614
Other income	—	—	100,000	151,822

Total income	$87,235	$55,198	$386,789	$273,436

Expenses:

Research and development	1,981,136	2,131,879	8,115,615	7,261,576
General and administrative	1,062,503	933,414	3,245,946	3,258,749

Total expenses	3,043,639	3,065,293	11,361,561	10,520,325

Net loss	(2,956,404)	(3,010,095)	(10,974,772)	(10,246,889)

Preferred stock dividends	1,142,016	1,049,920	3,319,787	3,062,731

Net loss applicable to common stockholders	$(4,098,420)	$(4,060,015)	$(14,294,559)	$(13,309,620)

Basic/diluted net loss per share applicable to common stockholders	$(0.07)	$(0.08)	$(0.25)	$(0.31)

Weighted average common shares used in computing basic/diluted net loss per share	57,996,711	48,298,985	57,518,794	43,100,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTEON INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2004	5,113	$51	48,472,898	$484,729	$214,274,790	$(205,712,650)	$9,046,920
Net loss	—	—	—	—	—	(10,974,772)	(10,974,772)
Issuance of Series G and H preferred stock dividends	332	3	—	—	3,319,784	(3,319,787)	—
Public offerings of common stock	—	—	9,523,813	95,238	9,437,057	—	9,532,295
Deferred compensation expense in connection with the issuance of non-qualified stock options granted to non-employees	—	—	—	—	28,300	—	28,300

Balance, September 30, 2005	5,445	$54	57,996,711	$579,967	$227,059,931	$(220,007,209)	$7,632,743

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTEON INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(10,974,772)	$(10,246,889)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,497	56,548
Stock Compensation Expense	28,300	15,138

Changes in operating assets and liabilities:
Other assets	(297,500)	(207,953)
Accounts payable and accrued expenses	(1,316,708)	323,485

Net cash used in operating activities	(12,511,183)	(10,059,671)

Cash Flows from Investing Activities:
Capital expenditures	(13,108)	(80,646)

Net cash used in investing activities	(13,108)	(80,646)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	9,532,295	7,581,318
Net proceeds from exercise of employee stock options	—	5,085

Net cash provided by financing activities	9,532,295	7,586,403

Net decrease in cash and cash equivalents	(2,991,996)	(2,553,914)
Cash and cash equivalents, beginning of period	11,175,762	16,678,582

Cash and cash equivalents, end of period	$8,183,766	$14,124,668

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTEON INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
Note 2 – Liquidity
     The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $220,007,209 as of September 30, 2005, and expects to incur net losses, potentially greater than losses in prior years, for a number of years.
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
     As of September 30, 2005, the Company had working capital of $7,361,863, including $8,183,766 of cash and cash equivalents. In January 2005, the Company completed the sale of 9,523,813 shares of common stock, which provided net proceeds of $9,532,295 (see Note 5). The Company’s net cash used in operating activities for the nine months ended September 30, 2005 was $12,511,183 and for the year ended December 31, 2004 was $13,109,869.
     The Company expects to utilize cash and cash equivalents to fund its operating activities, including any continued development of our lead compound, alagebrium. As a result of the discontinuation of the SPECTRA trial, Alteon has begun curtailment actions and expects to have reduced expenses in the fourth quarter of 2005 and the first half of 2006. These actions include evaluating clinical strategies before resuming clinical trials, increased selectivity in pre-clinical programs and reduced headcount. The Company has the ability to quickly and significantly further reduce its cash burn rate, if necessary, as it has limited fixed commitments. Alteon has engaged third parties to assist in developing and identifying options designed to diversify its portfolio of product candidates and to enhance its ability to raise financing in the future. Such potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger of the Company into another company, and debt and equity financing. If we are unable to secure additional financing on reasonable terms, unable to generate sufficient new sources of revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, Alteon will be forced to take substantial restructuring actions, which may include further reduction or curtailment of its research and product development activities and other operations. The Company expects to have sufficient cash and cash equivalents to satisfy its working capital requirements into the second half of 2006, either by future fund-raising or, if needed, curtailment actions. If the Company is unable to raise additional funds, the Company will have to take additional curtailment actions and will not have the ability to continue as a going concern after mid-2006. As part of the exploration of its strategic options, Alteon is considering various transactions that could result in the payment of certain obligations of approximately $3 million, including severance, lease, insurance, and other contractual and regulatory requirements.
     The amount and timing of the Company’s future capital requirements will depend on numerous factors, including the timing of resuming its research and development programs, if at all, the number and characteristics of product candidates that it pursues, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.
     The Company will require substantial new funding to pursue development and commercialization of alagebrium and its other product candidates and to continue its operations. Alteon believes that satisfying these capital requirements over the long term will require successful commercialization of its product candidates, particularly alagebrium. However, it is highly uncertain whether alagebrium or any other products will be approved or will be commercially successful.
     Selling securities to satisfy the Company’s short-term and long-term capital requirements may have the effect of materially diluting the current holders of its outstanding stock. Alteon may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. Potential financing sources for Alteon may be dissuaded from investing in Alteon in light of the fact that Genentech, Inc., as the sole holder of the outstanding shares of our Series G and Series H Preferred Stock, currently has a significant liquidation preference and voting position, on an as-converted to common stock basis, in Alteon. If adequate funds are not available, the Company may be required to curtail significantly one or all of its research and development programs. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates. If Alteon is unable to obtain necessary funding, it may need to cease operations.
     The Company is actively pursuing opportunities designed to diversify its product portfolio and to enhance its ability to raise future financing. There can be no assurance that any such transaction will be completed in the near term, if at all. Several factors may make it difficult for the Company to complete a merger, including the current uncertain state of the Company’s regulatory pathway for alagebrium and the Genentech preferred stock position. Even if the Company does complete a merger, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company.
Note 3 – Stock-Based Compensation
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
     On February 2, 1999, the Company repriced certain stock options. There was no non-cash stock compensation expense resulting from the 1999 repricing for the three and nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, there were 383,759 repriced options outstanding, which expire on various dates through January 2008.
     If the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee and director option grants, the Company’s pro forma net loss and net loss per share applicable to common stockholders for the three and nine months ended September 30, 2005 and 2004, would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,956,404)	$(3,010,095)	$(10,974,772)	$(10,246,889)

Less: Total stock-based employee and director compensation expense determined under fair value method	(231,914)	125,580	(943,493)	(604,087)

Pro forma net loss	(3,188,318)	(2,884,515)	(11,918,265)	(10,850,976)
Preferred stock dividends	1,142,016	1,049,920	3,319,787	3,062,731

Pro forma net loss applicable to common stockholders	$(4,330,334)	$(3,934,435)	$(15,238,052)	$(13,913,707)

Earnings per share applicable to common stockholders:
Basic/diluted, as reported	$(0.07)	$(0.08)	$(0.25)	$(0.31)
Basic/diluted, pro forma	$(0.07)	$(0.08)	$(0.26)	$(0.32)
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
Note 4 – Net Loss Per Share Applicable to Common Stockholders
     Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive securities excluded from the calculation as of September 30, 2005 and 2004, was 188,203,378 and 59,061,487 shares, respectively.
Note 5 – Stockholders’ Equity
     In January 2005, Alteon completed a public offering of 9,523,813 shares of common stock at $1.05 per share, which provided net proceeds of $9,532,295. In connection with this offering, the Company issued to its placement agent in the offering a five-year warrant to purchase 312,381 shares of common stock at $1.37 per share.
     Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended September 30, 2005 and 2004, preferred stock dividends of $1,142,016 and $1,049,920, respectively, were recorded. On September 30, 2005, the Series G and Series H Preferred Stock would have been convertible into 44,963,636 common stock shares and 135,028,099 common stock shares, respectively, and such shares of preferred stock had a total liquidation value of $54,447,388. The Series G and Series H Preferred Stock have no voting rights.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a product-based biopharmaceutical company engaged in the development of small molecule drugs to reverse or slow down diseases of aging and complications of diabetes. Our product portfolio represents novel approaches to large pharmaceutical markets. Our lead compound, alagebrium (formerly ALT-711), is being developed for the treatment of cardiovascular diseases and disorders relating to complications of diabetes and is being evaluated for other indications in a number of pre-clinical studies. We have identified several other promising drug candidates for future development, although none of these other candidates is currently in active clinical development. Our pharmaceutical portfolio was developed as a result of our research on the Advanced Glycation End-Product, or A.G.E., pathway, a fundamental pathological process and inevitable consequence of aging that causes or contributes to many medical disorders.
     We initiated several Phase 2 studies of alagebrium during 2004 and 2005, although as noted below we are not currently enrolling subjects in these studies: PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of Alagebrium), a Phase 2a study in heart failure; EMERALD (Efficacy and Safety of Alagebrium in Erectile Dysfunction in Male Diabetics), a Phase 2a study in erectile dysfunction, or ED; and a Phase 2a study in endothelial dysfunction. Data from PEDESTAL and the endothelial-dysfunction study are scheduled to be presented at the American Heart Association meeting in November 2005. In June 2005, SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), a Phase 2b trial in systolic hypertension, was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication.
     Of the approximately 1,300 subjects who have participated in the Phase 1 and Phase 2 clinical studies of alagebrium to date, approximately 1,000 subjects have received alagebrium and approximately 300 subjects have received placebo. The compound has demonstrated an excellent safety profile in all human clinical testing to date.
     In December 2004, we announced that findings of a routine two-year rodent toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. In February 2005, based on the initial results from one of the follow-on pre-clinical toxicity experiments, we voluntarily and temporarily suspended enrollment of new subjects into each of the ongoing clinical studies pending receipt of additional pre-clinical data. Since our investigational new drug applications, or INDs, for alagebrium are under the oversight of two divisions of the U.S. Food and Drug Administration, or FDA, the Cardio-Renal Division and the Reproductive and Urologic Division, we simultaneously submitted the conclusions from the pre-clinical toxicity data on alagebrium to both divisions. Our clinical protocols under the oversight of the Cardio-Renal Division were allowed to proceed. However, the EMERALD study in ED was placed and remains on clinical hold by the Reproductive and Urologic Division. We have been corresponding with the FDA on these matters in an effort to resolve this issue.
     Our current priorities are to resume the clinical development of alagebrium in heart failure and other indications, and to ensure that we have the funding and personnel necessary to accomplish this goal. However, we are actively exploring a spectrum of strategic options not only to secure funding and other support for the continuation of our programs, but also to diversify our product candidate portfolio. Such strategic options include debt and equity financing, research and development collaborations, out-licensing of our technology and development programs or a possible sale of our business to, or merger into, another entity. We have engaged third parties to assist us in developing, identifying and executing strategic options. We cannot predict at this time when enrollment in our EMERALD study will resume, if ever.
     We continue to evaluate potential pre-clinical and clinical trials in other therapeutic indications in which A.G.E. Crosslink Breaker compounds may address significant unmet needs. In addition to our clinical studies in ED and heart failure, our pre-clinical research has focused on: atherosclerosis; erectile dysfunction; diastolic heart failure; Alzheimer’s disease; eye diseases, including age-related macular degeneration, or AMD, glaucoma; and diabetic complications, including renal diseases, among others.
     Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $220,007,209 as of September 30, 2005, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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
     Our business is subject to significant risks including, but not limited to, (1) our ability to continue our clinical studies of alagebrium, including our ability to resume enrollment in our ED study and other studies, (2) our ability to obtain funding, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) our reliance on alagebrium, which is our only significant drug candidate, (5) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (6) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (7) technological change and competition, (8) manufacturing uncertainties, (9) dependence on collaborative partners and other third parties, and (10) our ability to execute a strategic transaction, such as a sale or merger of the Company, if we elect to do so, in a timely manner. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during pre-clinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading “Forward-Looking Statements and Cautionary Statements”.
Results of Operations
Three Months ended September 30, 2005 and 2004
     Total income for the three months ended September 30, 2005 and 2004, was $87,235 and $55,198, respectively. The income consisted of interest earned on cash and cash equivalents. The increase was attributed to increased interest rates offset by lower investment balances.
     Our total expenses were $3,043,639 for the three months ended September 30, 2005, compared to $3,065,293 for the three months ended September 30, 2004, and in each period consisted primarily of research and development expenses. Research and development expenses included third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses. Research and development expenses were $1,981,136 for the three months ended September 30, 2005 as compared to $2,131,879 for the same period in 2004, a decrease of $150,743 or 7.1%. The decrease was primarily attributed to decreased clinical trial costs due to the termination of the SPECTRA trial offset by higher pre-clinical costs associated with additional toxicity studies. In 2005, of the total amount spent on research and development expenses, we incurred $893,333 in personnel and personnel-related expenses, $472,276 in pre-clinical expenses, $220,934 in clinical trial expenses, and $88,061 related to manufacturing (packaging and distribution). In 2004, we primarily incurred $978,054 in personnel and personnel-related expenses, $787,433 in clinical trial expenses, primarily related to SPECTRA, and $206,034 in pre-clinical expenses, including the completion of a two-year carcinogenicity study.
     General and administrative expenses increased 13.8% to $1,062,503 for the three months ended September 30, 2005, as compared to $933,414 for the same period in 2004. The increase is primarily related to higher corporate expenses including third-party consulting, increased Board of Director expenses, accounting and legal expenses associated with Sarbanes-Oxley compliance, and the ongoing evaluation of our strategic options, offset by decreased patent expense.
     Our net loss applicable to common stockholders increased 0.9% to $4,098,420 for the three months ended September 30, 2005 as compared to $4,060,015 for the three months ended September 30, 2004. Included in the net loss applicable to common stockholders are preferred stock dividends of $1,142,016 and $1,049,920, respectively.
Nine Months Ended September 30, 2005 and 2004
     Total income for the nine months ended September 30, 2005 and 2004 was $386,789 and $273,436, respectively. The income consisted of interest earned on cash and cash equivalents and other income. Interest income increased to $286,789 in the nine months ended September 30, 2005 as compared to $121,614 in the same period of the prior year due to an increase in short-term interest rates. In 2005, other income included $100,000 received from a licensing agreement with Avon Products, Inc. In 2004, other income included $51,822 derived from

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
the sale of fully depreciated laboratory equipment and supplies, and a reimbursement of $100,000 for improvements made to our former Ramsey facility.
     Our total expenses were $11,361,561 for the nine months ended September 30, 2005 compared to $10,520,325 for the nine months ended September 30, 2004, and in each year consisted primarily of research and development expenses. Research and development expenses for the nine months ended September 30, 2005 were $8,115,615, an increase of $854,039 or 11.8% as compared to the nine months ended September 30, 2004. The increase was primarily attributed to increased pre-clinical costs due to additional toxicity studies, and increased personnel and personnel related costs, offset by lower manufacturing costs. In 2005, research and development expenses included $3,087,654 in personnel and personnel related expenses, $2,217,790 in clinical trial expenses, $1,307,373 in pre-clinical expenses primarily related to additional toxicity studies, $541,657 in manufacturing (packaging and on-going stability studies), $353,076 in third-party consulting fees, and $281,664 of facility and other overhead related costs. Research and development expenses for the nine months ended September 30, 2004 were $7,261,576, and included $2,767,114 in personnel and personnel related expenses, $2,268,038 in clinical trial expenses, of which $2,000,000 related to SPECTRA, $925,966 related to manufacturing (tableting and packaging), $360,110 in pre-clinical expenses, consisting of the completion of a carcinogenicity study, $361,955 of facility and other overhead related costs and $269,810 in third-party consulting fees.
     General and administrative expenses decreased to $3,245,946 for the nine months ended September 30, 2005 as compared to $3,258,749 for the same period in 2004. This decrease is primarily attributed to lower business development and marketing costs offset by higher accounting and legal fees associated with Sarbanes-Oxley compliance and the ongoing evaluation of our strategic options.
     Our net loss applicable to common stockholders increased to $14,294,559 for the nine months ended September 30, 2005 as compared to $13,309,620 for the same period in 2004, an increase of 7.4%, due to increased research and development expenses. Included in the net loss applicable to common stockholders are preferred stock dividends of $3,319,787 and $3,062,731, respectively.
Liquidity and Capital Resources
     We have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. As a result, we have incurred net losses since inception, have an accumulated deficit of $220,007,209 as of September 30, 2005, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.
     We have financed our operations through proceeds from the sale of common and preferred equity securities, revenue from former collaborative relationships, reimbursement of certain of our research and development expenses by collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and the sale of a portion of our New Jersey state net operating loss carryforwards and research and development tax credit carryforwards.
     As of September 30, 2005, we had working capital of $7,361,863, including $8,183,766 of cash and cash equivalents. In January 2005, we completed the sale of 9,523,813 shares of common stock, which provided net proceeds of $9,532,295 (see Note 5). Our net cash used in operating activities for the nine months ended September 30, 2005 was $12,511,183 and for the year ended December 31, 2004 was $13,109,869.
     We expect to utilize cash and cash equivalents to fund our operating activities, including any continued development of our lead compound, alagebrium. As a result of the discontinuation of the SPECTRA trial, we have begun curtailment actions and expect to have reduced expenses in the fourth quarter of 2005 and the first half of 2006. These actions include evaluating clinical strategies before resuming clinical trials, increased selectivity in pre-clinical programs and reduced headcount. We have the ability to quickly and significantly further reduce our cash burn rate, if necessary, as we have limited fixed commitments. We have engaged third parties to assist in developing and identifying options designed to diversify our portfolio of product candidates and to enhance our ability to raise financing in the future. Such potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to, or merger into, another company, and debt and equity financing. If we are unable to secure additional financing on reasonable terms, unable to generate sufficient new sources of revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, we will be forced to take substantial restructuring actions, which may include further reduction or curtailment of our research and product development activities and other operations. We expect to have sufficient cash and cash equivalents to satisfy our working capital requirements into the second half of 2006, either by future fund-raising or, if needed, curtailment actions. If we are unable to raise additional funds, we will have to take additional curtailment actions and

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
will not have the ability to continue as a going concern after mid-2006. As part of the exploration of our strategic options, we are considering various transactions that could result in the payment of certain obligations of approximately $3 million, including severance, lease, insurance, and other contractual and regulatory requirements.
     The amount and timing of our future capital requirements will depend on numerous factors, including the timing of resuming our research and development programs, if at all, the number and characteristics of product candidates that we pursue, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.
     We will require substantial new funding to pursue development and commercialization of alagebrium and our other product candidates and to continue our operations. We believe that satisfying these capital requirements over the long term will require successful commercialization of our product candidates, particularly alagebrium. However, it is highly uncertain whether alagebrium or any other products will be approved or will be commercially successful.
     Selling securities to satisfy our short-term and long-term capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to us. Potential financing sources may be dissuaded from investing in us in light of the fact that Genentech, Inc., as the sole holder of the outstanding shares of our Series G and Series H Preferred Stock, currently has a significant liquidation preference and voting position, on an as-converted to common stock basis. If adequate funds are not available, the Company may be required to curtail significantly one or all of its research and development programs. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of its technologies or product candidates. If we are unable to obtain necessary funding, we may need to cease operations.
     We are actively pursuing opportunities designed to diversify our product portfolio and to enhance our ability to raise future financing. There can be no assurance that any such transaction will be completed in the near term, if at all. Several factors may make it difficult for us to complete a merger, including the current uncertain state of our regulatory pathway for alagebrium and the Genentech preferred stock position. Even if we complete a merger, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company.
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
     We account for options granted to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on fixed stock grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Based on the performance of our stock, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000. As a result, net loss applicable to common stockholders and net loss per share applicable to common stockholders may be subject to volatility. Had we accounted for repricing of stock option grants in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the expense related to the vested options would have been recorded at the repricing date, and the expense related to non-vested options would have been recorded over the vesting period.

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
     SFAS No. 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the option date will be accounted for under the provisions of SFAS No. 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. We have determined to use the modified prospective application as our transition method, and believe it may have a material effect on our results of operations.

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
If we do not obtain sufficient additional funding to meet our needs, we may have to curtail or discontinue the research, product development, pre-clinical testing and clinical trials of some or all of our product candidates, and cease operations.
     As of September 30, 2005, we had working capital of $7,361,863, including $8,183,766 of cash and cash equivalents. Our net cash used in operating activities for the nine months ended September 30, 2005 was $12,511,183.
     We initiated several Phase 2 studies of alagebrium during 2004 and 2005, although as noted below we are not currently enrolling subjects in these studies: PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of Alagebrium), a Phase 2a study in heart failure; EMERALD (Efficacy and Safety of Alagebrium in Erectile Dysfunction in Male Diabetics), a Phase 2a study in erectile dysfunction, or ED; and a Phase 2a study in endothelial dysfunction. Data from PEDESTAL and the endothelial-dysfunction study are scheduled to be presented at the American Heart Association meeting in November 2005. In June 2005, SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), a Phase 2b trial in systolic hypertension, was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication. Also in June 2005, the EMERALD study was placed on clinical hold by the Reproductive and Urologic Division of the FDA pending the satisfactory completion of certain pre-clinical toxicity testing. We cannot predict at this time if these efforts will be successful or when enrollment in our EMERALD clinical study, or any other clinical study, will resume, if ever. Our current priorities are to continue the clinical development of alagebrium in heart failure and other indications, and ensure that we have the funding and personnel necessary to accomplish this objective. We are actively exploring a spectrum of strategic options to enable us to secure funding for our programs and have engaged third parties to assist in developing, identifying and executing strategic options for the Company. Such strategic options include debt and equity financing, research and development collaborations, out-licensing of our technology and development programs or a possible sale of our business to, or merger into, another entity.
     We expect to utilize cash and cash equivalents to fund our operating activities, including any continued development of our lead compound, alagebrium. As a result of the discontinuation of the SPECTRA trial, we have begun curtailment actions and expect to have reduced expenses in the fourth quarter of 2005 and the first half of 2006. These actions include evaluating clinical strategies before resuming clinical trials, increased selectivity in pre-clinical programs and reduced headcount. We have the ability to quickly and significantly further reduce our cash burn rate, if necessary, as we have limited fixed commitments. We have engaged third parties to assist in developing and identifying options designed to diversify our portfolio of product candidates and to enhance our ability to raise financing in the future. Such potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger into another company, and debt and equity financing. If we are unable to secure additional financing on reasonable terms, unable to generate sufficient new sources of revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, we will be forced to take substantial restructuring actions, which may include further reduction or curtailment of our research and product development activities and other operations. We expect to have sufficient cash and cash equivalents to satisfy our working capital requirements into the second half of 2006, either by future fund-raising or, if needed, curtailment actions. If we are unable to raise additional funds, we will have to take additional curtailment actions and will not have the ability to continue as a going concern after mid-2006. As part of the exploration of our strategic options, we are considering various transactions that could result in the payment of certain obligations of approximately $3 million, including severance, lease, insurance, and other contractual and regulatory requirements.
     The amount and timing of our future capital requirements will depend on numerous factors, including the timing of resuming our research and development programs, if at all, the number and characteristics of product candidates that we pursue, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.
     We will require substantial new funding to pursue development and commercialization of alagebrium and our other product candidates and to continue our operations. We believe that satisfying these capital requirements over the long term will require successful commercialization of our product candidates, particularly alagebrium. However, it is highly uncertain whether alagebrium or any other products will be approved or will be commercially successful.
     Selling securities to satisfy our short-term and long-term capital requirements may have the effect of materially diluting the current holders of its outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to us. Potential financing sources may be dissuaded from investing in us in light of the fact that Genentech, Inc., as the sole holder of the outstanding shares of our Series G and Series H Preferred Stock, currently has a significant liquidation preference and voting position, on an as-converted to common stock basis. If adequate funds are not available, the Company may be required to curtail significantly one or all of its research and development programs. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of its technologies or product candidates. If we are unable to obtain necessary funding, we may need to cease operations.
     We are actively pursuing opportunities designed to diversify our product portfolio and to enhance our ability to raise future financing. There can be no assurance that any such transaction will be completed in the near term, if at all. Several factors may make it difficult for us to complete a merger, including the current uncertain state of our regulatory pathway for alagebrium and the Genentech preferred stock position. Even if we complete a merger, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company.
If we are unable to renegotiate our preferred stock agreement with Genentech, we may not be able to secure future equity financing or merge with a third party.
     In December 1997, we entered into an agreement with Genentech relating to the development of pimagedine, an A.G.E. formation inhibitor, for the treatment of diabetic nephropathy. As part of this agreement, Genentech purchased shares of Alteon Series G Preferred Stock and Series H Preferred Stock, the proceeds of which were used to fund the pimagedine development program. Both the Series G Preferred Stock and Series H Preferred Stock have dividends which are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. The Series G and Series H Preferred Stock each carry a liquidation preference, which means that the value of that preferred stock would be required to be paid to the holders of the Series G and Series H Preferred Stock upon a sale or liquidation before any proceeds from such sale or liquidation are paid to any other holders of equity securities, including the common stock. As of September 30, 2005, holders of the outstanding shares of Series G and Series H Preferred Stock, including shares issued pursuant to the dividend obligation, were entitled to a liquidation preference of $54,447,388. Our total market capitalization as of that date was $17,399,013. As a result, unless we are successful in renegotiating our preferred stock terms with Genentech, holders of our common stock will not realize any value upon our sale or liquidation at a valuation of less than $54,447,388. The Series G and Series H Preferred Stock have no voting rights. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing prices of our common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. On September 30, 2005, the Series G and Series H Preferred Stock would have been convertible into 44,963,636 and 135,028,099 shares of common stock, respectively, representing, in aggregate, approximately 76% of our common stock outstanding on an as-converted basis as of that date.
     While the terms of the Series G and Series H Preferred Stock generally restrict Genentech’s ownership position in us upon conversion to 40% of our outstanding common stock, any conversion of shares of Series G and/or Series H Preferred Stock into common stock would represent a substantial dilution to existing common shareholders. Potential financing sources for us may be dissuaded from investing in us in light of the presence of a significant holder of securities having a sizable liquidation preference and/or voting position. This could also discourage any potential acquirer from pursuing a transaction with us at a valuation that does not result in sufficient proceeds to pay the full liquidation preference due to Genentech. Although we have been in negotiations with Genentech to restructure Genentech’s preferred stock position, we have not been successful to date in making an agreement. Our ability to effect a merger transaction with a third party in order to diversify our product portfolio and enhance our ability to raise additional capital will be severely compromised unless we can restructure the Genentech preferred stock terms.

If we are unable to form the collaborative relationships that our business strategy requires, then our programs will suffer and we may not be able to develop products.
     Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others. The potential market, pre-clinical and clinical study results and safety profile of our product candidates may not be attractive to potential corporate partners. As noted above, a two-year toxicity study found that male rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations including hepatocarcinomas, and that the alteration rate was slightly over the expected background rate in this gender and species of rat. Also, as noted above, the EMERALD study in erectile dysfunction was placed on clinical hold by the Reproductive and Urologic Division which may adversely affect our ability to enter into research and development collaborations with respect to alagebrium. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
If we are unable to attract and retain the key personnel on whom our success depends, our product development, marketing and commercialization plans could suffer.
     We depend heavily on the principal members of our management and scientific staff to realize our strategic goals and operating objectives. Over the past few months, due to the reduction in our clinical trial activities, the number of our employees has decreased from 30 as of June 30, 2005 to 22 as of September 30, 2005. The loss of services in the near term of any of our principal members of management and scientific staff could impede the achievement of our development priorities. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success, and there is significant competition among companies in our industry for such personnel. We have established retention programs for our current key employees, and we may be required to provide additional retention and severance benefits to our employees as we curtail operations or prepare to effect a strategic transaction such as a sale or merger with another company. However, we cannot assure you that we will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced managers and scientists, and given the recent clinical and regulatory setbacks that we have experienced. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed by other entities and may have commitments to or consulting or advisory contracts with those other entities that may limit their availability to us.
Clinical studies required for our product candidates are time-consuming, and their outcome is uncertain.
     Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through pre-clinical and clinical studies that the product is safe and effective for use in each target indication. Success in pre-clinical studies of a product candidate may not be predictive of similar results in humans during clinical trials. None of our products has been approved for commercialization in the United States or elsewhere. In December 2004, we announced that findings of a routine two-year rodent toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. In February 2005, based on the initial results from one of the follow-on pre-clinical toxicity experiments, we voluntarily and temporarily suspended enrollment of new subjects into each of the ongoing clinical studies pending receipt of additional pre-clinical data. Since our INDs for alagebrium are under the oversight of two divisions of the FDA, the Cardio-Renal Division and the Reproductive and Urologic Division, we simultaneously submitted the conclusions from the pre-clinical toxicity data on alagebrium to both divisions. Our clinical protocols under the oversight of the Cardio-Renal Division were allowed to proceed. However, the EMERALD study in ED was placed and remains on clinical hold by the Reproductive and Urologic Division. We have been corresponding with the FDA on these matters in an effort to resolve this issue.
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
     The length of time necessary to complete clinical trials varies significantly and is difficult to predict. Factors that can cause delay or termination of our clinical trials include:
•	slower than expected patient enrollment due to the nature of the protocol, the proximity of subjects to clinical sites, the eligibility criteria for the study, competition with clinical trials for other drug candidates or other factors;

•	adverse results in pre-clinical safety or toxicity studies;

•	lower than expected retention rates of subjects in a clinical trial;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

•	delays in approvals from a study site’s review board, or other required approvals;

•	longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated subjects;

•	lack of effectiveness of the product candidate being tested; and

•	regulatory changes.
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
     At September 30, 2005, we had an accumulated deficit of $220,007,209. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research, pre-clinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product other than alagebrium in active clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any pre-clinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.
     In June 2005, SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium), a Phase 2b trial in systolic hypertension, was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication.
     In December 2004, we announced that findings of a routine two-year rodent toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. In February 2005, based on the initial results from one of the follow-on pre-clinical toxicity experiments, we voluntarily and temporarily suspended enrollment of new subjects into each of the ongoing clinical studies pending receipt of additional pre-clinical data. Since our INDs for alagebrium are under the oversight of two divisions of the FDA, the Cardio-Renal Division and the Reproductive and Urologic Division, we simultaneously submitted the conclusions from the pre-clinical toxicity data on alagebrium to both divisions. The Company’s clinical protocols under the oversight of the Cardio-Renal Division were allowed to proceed. However, the EMERALD study in ED was placed and remains on clinical hold by the Reproductive and Urologic Division. We have been corresponding with the FDA on these matters in an effort to resolve this issue.
     To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and pre-clinical and clinical testing prior to potential regulatory approval and commercialization. The development of new pharmaceutical products is highly uncertain and expensive and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during pre-clinical testing or clinical studies, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We may not be able to undertake additional clinical studies. In addition, our product development efforts may not be successfully completed, we may not have the funds to complete any ongoing clinical trials, we may not obtain regulatory approvals, and our products, if introduced, may not be successfully marketed or achieve customer acceptance. We do not expect any of our products, including alagebrium, to be commercially available for a number of years, if at all.
Failure to remediate the material weaknesses in our internal controls and to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
     During the preparation of our Form 10-Q for the quarter ended June 30, 2005, our independent registered public accounting firm identified a material weakness, as of June 30, 2005, in the review process for the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. Stock options that we had granted to non-employee consultants should have been accounted for under variable accounting and we have corrected the accounting for these stock options as of the second quarter of 2005. The changes that would have resulted in the financial statements for the first quarter of 2005 were deemed immaterial. We have instituted additional procedures in the review process for the financial statement recording and disclosures of options in order to remediate this issue.
     On April 22, 2005, we filed an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “10-K Amendment”), in which we reported that, as of December 31, 2004, and as required by Section 404 of the Sarbanes-Oxley Act of 2002, management, with the participation of our principal executive officer and principal financial officer, had assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management determined that as of December 31, 2004, there were three material weaknesses in our internal control over financial reporting. In light of these material weaknesses, management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting.
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
     Based on the performance of our stock and in order to bolster employee retention, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. This repricing may have a material adverse impact on future financial performance based on the Financial Accounting Standards Board, or the FASB, Interpretation No. 44, or FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board, or APB Opinion No. 25.” This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000. The options expire at various dates through January 2008.
     In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), which replaces FASB Statement No. 123 and will be effective for us beginning no later than with our fiscal quarter ending March 31, 2006. This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. We have determined to use the modified prospective application as our transition method and we believe it may have a material effect on our results of operations.
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
     In certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state initiatives to control and/or reduce pharmaceutical expenditures. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical pricing. Cost control initiatives could decrease the price that we receive for any products for which we may receive regulatory approval to develop and sell in the future and could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent that cost control initiatives have a material adverse effect on our corporate partners, our ability to commercialize our products may be adversely affected. Our ability to commercialize pharmaceutical products may depend, in part, on the extent to which reimbursement for the products will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and third-party payers, including Medicare, frequently challenge the prices charged for medical products and services. In addition, third-party insurance coverage may not be available to subjects for any products developed by us. Government and other third-party payers are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. If government and other third-party payers for our products do not provide adequate coverage and reimbursement levels, the market acceptance of these products would be adversely affected.
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
     b) Material Weaknesses and Changes in Internal Controls. During the preparation of our Form 10-Q for the quarter ended June 30, 2005, our independent registered public accounting firm identified a material weakness, as of June 30, 2005, in the review process for the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. Stock options that we had granted to non-employee consultants should have been accounted for under variable accounting and we have corrected the accounting for these stock options as of the second quarter of 2005. The changes that would have resulted in the financial statements for the first quarter of 2005 were deemed immaterial. We have instituted additional procedures in the review process for the financial statement recording and disclosures of options in order to remediate this issue. We have engaged a consultant to review our stock option activity specifically concentrating on this issue and any new grants issued for the period. Therefore, we anticipate that this material weakness will be remedied by December 31, 2005.
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
2. INFORMATION TECHNOLOGY CONTROLS AND PROCESS CONTROLS. As noted in the 10-K Amendment, management has determined that, as of December 31, 2004, we did not adequately document and implement certain controls over information technology. These areas include certain change management and vendor management procedures. In addition, certain financial computer program application controls and related access controls relating to information security were not adequately implemented. Back-up and recovery processes were not adequately documented, and testing of recovery procedures was not implemented. As of September 30, 2005, the implementation of these controls has been completed and will be tested in the fourth quarter of 2005.
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

PART II — OTHER INFORMATION
ITEM 6. Exhibits
     Exhibits
     See “Exhibit Index” on page 29 for Exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2005

ALTEON INC.
By: /s/ Kenneth I. Moch
Kenneth I. Moch
President and Chief Executive Officer (principal executive officer)

By: /s/ Mary T. Phelan
Mary T. Phelan
Director of Finance and Financial Reporting (principal accounting officer)

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.