Form 10-K
period 2005-12-31
ALTEON INC /DE
filed 2006-03-30
CIK 878903

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________

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
           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
          Title of Each Class                              On Which Registered
          -------------------                             ---------------------
Common Stock, Par Value $.01 per share                   American Stock Exchange
    Preferred Stock Purchase Rights                      American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the American Stock Exchange closing price of the common stock ($0.22 per share), as of June 30, 2005, was $12,736,517.

At March 1, 2006, 57,996,711 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

                       Documents Incorporated By Reference

None.

PART I

ITEM 1. BUSINESS.

OVERVIEW

     We are a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease and diabetes. We identified several promising product candidates that we believe represent novel approaches to some of the largest pharmaceutical markets. We have advanced one of these products into Phase 2 clinical trials.

     Our lead drug candidate, alagebrium chloride or alagebrium (formerly ALT-711), is a product of our drug discovery and development program. Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction (ED). It has been tested in approximately 1,000 patients in a number of Phase 1 and Phase 2 clinical trials. Our goal is to develop alagebrium in diastolic heart failure (DHF). This disease represents a rapidly growing market of unmet need, particularly common among diabetic patients, and alagebrium has demonstrated relevant clinical activity in two Phase 2 clinical trials.

     We are in the process of preparing to submit an investigational new drug application (IND) to the Division of Cardio-Renal Drug Products (the Cardio-Renal division) specifically for alagebrium in heart failure, in order to expand our clinical program in this therapeutic area. However, any continued development of alagebrium by us is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development.

     In June 2005, our SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium) Phase 2b trial in systolic hypertension was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication.

     Also, in June 2005, we announced that we had submitted preclinical toxicity data on alagebrium to two divisions of the United States Food and Drug Administration's, or FDA's, Center for Drug Evaluation and Research (CDER), specifically the Division of Cardio-Renal Drug Products and the Division of Reproductive and Urologic Drug Products (the Reproductive/Urologic division). The preclinical toxicity data were submitted in support of our view that liver alterations previously observed in rats, and reported in December 2004, were related to the male rat metabolism and not to genotoxic pathways. Subsequent preliminary data on liver alterations in rats had caused us to voluntarily suspend enrolling new patients into all of our alagebrium clinical trials in February 2005.

     Following review of the rat liver data, the Cardio-Renal division allowed us to proceed with the development of alagebrium in cardiovascular indications. The Reproductive/Urologic division placed on clinical hold further enrollment in the EMERALD (Efficacy and Safety of AlagebriuM in ERectile Dysfunction in MALe Diabetics) study, our Phase 2a study of alagebrium in diabetic patients with erectile dysfunction, and requested further preclinical toxicity data, which we submitted in August 2005. After review of these data, the Reproductive/Urologic division decided to maintain the clinical hold pending further preclinical testing. In January 2006, we announced that we had withdrawn the IND for the EMERALD study. We decided instead to commit our resources to the development of alagebrium in cardiovascular diseases. There can be no assurance that we will ever pursue the development of alagebrium for the ED indication.

     In November 2005, we announced that data presented at the American Heart Association (AHA), Scientific Sessions from the Phase 2a PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of ALagebrium) study in diastolic dysfunction demonstrated the ability of alagebrium to improve measures of diastolic function, including a significant reduction in left ventricular mass.

     Also in November 2005, in conjunction with a presentation at the AHA, we announced positive findings from a Phase 2a study to evaluate the potential effects of alagebrium on endothelial dysfunction. Initiated in February 2004, the study was conducted at Johns Hopkins University (JHU) School of Medicine under grants from the National Heart, Lung and Blood Institute and the Society of Geriatric Cardiology.

     As a result of having withdrawn the IND for the EMERALD study, there is no clinical hold remaining on alagebrium from any division of the FDA. The FDA has never placed a clinical hold on our protocols in cardiovascular diseases, which are under the oversight of CDER's Division of Cardio-Renal Drug Products.

     We are primarily focused on fundraising activities and exploring strategic relationships to support our development programs. During 2005, as part of these efforts, we engaged an investment banking firm to help us identify potential strategic options for the company. Those efforts are underway. At the present time, we have significantly curtailed all product development activities of alagebrium due to the absence of sufficient financial resources to continue its development.

     We were incorporated in Delaware in October 1986. Our headquarters are located at 6 Campus Drive, Parsippany, New Jersey 07054. We maintain a web site at www.alteon.com and our telephone number is (201) 934-5000. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the "Investor Relations" section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

PATHWAYS

The A.G.E. Pathway

     Advanced Glycation End-Products (A.G.E.) are glucose/protein complexes and are formed by a reaction between circulating blood glucose molecules and proteins. They appear to induce protein crosslinking. These pathological complexes affect the structural chemistry of tissues and organs, resulting in increased stiffness and fibrosis, as well as impaired flexibility and compromised function. The A.G.E. pathway may provide the scientific explanation for how and why many of the medical complications of the aging process occur with higher frequency and earlier in life in diabetic patients. Diabetic individuals form excessive amounts of A.G.E.s earlier in life than do non-diabetic individuals, due primarily to higher levels of blood sugar. For this reason, diabetes may be viewed as an accelerated form of aging.

     A.G.E.s and A.G.E. crosslinks are considered to be likely causative factors in the development of many age-related and diabetic disorders. For example, proteins in the body such as collagen and elastin, which play an important role in maintaining the elasticity of the cardiovascular system, are prime targets for A.G.E. crosslinking. This stiffening process can impair the normal function of contractile organs, such as blood vessels, which depend on flexibility for normal function. A loss of flexibility of the vasculature is associated with a number of cardiovascular disorders, including diastolic dysfunction, left ventricular hypertrophy (LVH) and heart failure itself, as well as other diabetic complications.

     In addition to their role in promoting the fibrosis and stiffening of tissues and organs throughout the body, A.G.E.s have been shown to contribute to disease by adversely altering multiple inflammatory and metabolic pathways. A.G.E.s can lead to pathologic alterations commonly associated with diabetic nephropathy, retinopathy and processes that accelerate atherosclerosis.

     In recent years, our research and drug development activities targeting the A.G.E. pathway have focused on the development of A.G.E. Crosslink Breakers and A.G.E. Formation Inhibitors. We believe that we were the first company to focus on the development of compounds to treat diseases caused by A.G.E. formation and crosslinking. Since our inception, we have created an extensive library of novel compounds targeting the A.G.E. pathway and have actively pursued patent protection for these discoveries.

     The primary focus of our research and development activities is alagebrium, which is our lead product candidate, and we believe it to be the only A.G.E. Crosslink Breaker to have entered advanced human clinical testing. Alagebrium is the first rapidly-acting oral agent designed to "break" A.G.E. crosslinks, the benefit of which may be to restore structure and function to tissues and organs, thereby potentially reversing the damage caused by aging and diabetes.

OUR BUSINESS STRATEGY

     Our strategy has been to develop drug candidates from our proprietary portfolio of new chemical entities with a goal to develop compounds to address large medical needs that are unmet by existing therapies. We may seek, as appropriate, to selectively in-license clinical stage compounds and as appropriate to out-license or co-develop some drug candidates with corporate partners. Assuming we continue the clinical development of alagebrium, we may elect to retain development and marketing rights for one or several indications, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound. In addition to these pipeline products, we have identified compounds in multiple chemical classes of A.G.E. Crosslink Breakers and A.G.E. Formation Inhibitors that may warrant further evaluation and potential development.

     In August 2005, in order to enable us to move forward with the continued development of alagebrium, we announced that we had engaged the services of Burrill & Company (Burrill) to assist in developing and identifying options designed to diversify our portfolio of product candidates and to enhance the ability to raise financing in the future. Such potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger into another company, and debt and equity financing. Burrill has identified a number of potential transactions and we are currently in discussions with one company regarding the acquisition of a cardiovascular therapeutic technology. We are also in discussions with Genentech regarding the restructuring of their preferred stock position in the Company. There can be no assurances that we will be able to consummate a transaction. However, as a result of our current financial situation, any continued development of alagebrium by us is contingent upon our entering into one or more strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development.

MARKETS OF OPPORTUNITY

     Our research and development efforts have led us to an initial focus on cardiovascular and other vascular diseases, including heart failure, retinopathy and nephropathy, as well as other complications of diabetes. Therapeutic targeting of the A.G.E. pathway may reverse the progressive fibrosis and stiffening of tissues and organs thus potentially broadening our markets of opportunity to include additional medical disorders related to aging and diabetes. Importantly, there are currently no marketed drugs of which we are aware that are known to work directly on A.G.E.s and the structural stiffening of tissues and organs that lead to diseases such as heart failure and renal failure.

Diastolic Dysfunction in Heart Failure/Left Ventricular Hypertrophy

     Diastolic dysfunction is the impaired ability of the heart to relax and fill properly after a contraction, in part due to the stiffening of the heart tissue. It is characterized by higher than normal pressures during the relaxing phase of the heart cycle (diastole). If the heart tissue (interstitium) has stiffened, the filling of the heart will be impaired. When the ventricles (the heart's lower pumping chambers) do not relax and fill normally, increased pressure and fluid in the blood vessels of the lungs may be a result (pulmonary congestion), resulting in shortness of breath. Diastolic dysfunction can also cause increased pressure and fluid in the blood vessels returning to the heart (systemic congestion). Diastolic dysfunction is common to both systolic and diastolic heart failure in a group that collectively numbers about five million in the United States alone. DHF, which is estimated to account for 30% to 50% of all heart failure cases, is an especially poorly treated medical condition. Data presented from the Phase 2a PEDESTAL study in diastolic dysfunction demonstrated the ability of alagebrium to improve measures of diastolic function.

     Left ventricular hypertrophy, refers to the thickening of the left ventricle that can occur progressively with hypertension and DHF. It can lead to decreased cardiac output, the inability to meet the circulatory needs of the body and to heart failure itself. It is a condition associated with many cardiovascular diseases and DHF. Patients who were treated with alagebrium have experienced a rapid remodeling of the heart, resulting in a statistically significant reduction of left ventricular mass, as well as a marked improvement in the initial phase of left ventricular diastolic filling. Additionally, in several preclinical studies, alagebrium has been shown to reduce the thickening of the left ventricle and induce a reverse remodeling of the heart.

     The endothelium, a single-cell lining of the arteries that acts as an interface between the blood and arterial wall, is impaired in many cardiovascular conditions. Endothelial damage, and the resulting inability of smaller vessels to react to changes in blood pressure and flow, can be a predictor of present and future cardiovascular disease. Recent evidence suggests that when arteries become increasingly stiff, endothelial function is worsened even when the endothelial cells themselves are normal. The loss of vascular tone, due to the interaction between arterial stiffening and endothelial function, may be important in explaining why stiff arteries are a major risk factor for cardiovascular disease. Alagebrium has been shown to significantly improve endothelial function.

Complications of Diabetes

     A significant portion of diabetic individuals develop cardiovascular diseases and other complications due to the high levels of blood glucose and A.G.E.s within the body. According to the American Diabetes Association, heart disease is the leading cause of diabetes-related deaths. Heart disease death rates are two to four times higher in adults with diabetes than adults without diabetes. The risk of stroke is also two to four times higher in those with diabetes.

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

Kidney Disease

     Kidney disease is a significant cause of morbidity and mortality in patients with Type 1 and Type 2 diabetes. It is a chronic and progressive disease that affects approximately one-third of patients with Type 1 diabetes and approximately 10-15% of patients with Type 2 diabetes. One of the early signs of kidney damage is microalbuminuria (characterized by leakage of small amounts of protein into the urine), which progresses to overt nephropathy (characterized by leakage of large amounts of protein into the urine) and ultimately to end-stage renal disease. Diabetes is the leading cause of kidney failure in the United States.

OUR TECHNOLOGY: THE A.G.E. PATHWAY IN AGING AND DIABETES

     The harmful consequences of A.G.E. formation in man were proposed in the 1980's by our scientific founders as an outgrowth of a research effort focused on diabetes. The foundation for our technology is the experimental evidence that intervention along the A.G.E. pathway provides significant benefit in slowing or reversing the development of serious diseases in the diabetic and aging populations. We are the pioneers in A.G.E. technology, and we have built an extensive patent estate covering our discoveries and compounds.

     A.G.E.s are permanent structures that form when simple sugars, such as glucose, bind to the surface of proteins. As the body ages, A.G.E. complexes form on proteins continuously and naturally, though slowly throughout life, at a rate dependent upon glucose levels and on the body's natural ability to clear these pathological structures. A.G.E. complexes subsequently crosslink to other proteins. The A.G.E. crosslink has been found to be unique in biology and is prevalent in animal models of aging and diabetes. Scientific literature suggests that the formation and subsequent crosslinking of A.G.E.s is an inevitable part of the aging process and diabetes that leads to the progressive loss of flexibility and function in various tissues and organs.

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

     A.G.E.s and A.G.E. crosslinks are considered likely causative factors in the development of many age-related and diabetic disorders. For example, proteins in the body, such as collagen and elastin, which play an important role in maintaining the elasticity of the cardiovascular system, are prime targets for A.G.E. crosslinking. This stiffening process can impair the normal function of contractile organs, such as blood vessels, which depend on flexibility for normal function. A loss of flexibility of the vasculature is associated with a number of cardiovascular disorders diastolic dysfunction, LVH and heart failure itself, as well as ED and other diabetic complications.

     In addition to their role in promoting fibrosis and stiffening of tissues and organs throughout the body, A.G.E.s have been shown to contribute to disease by adversely altering multiple inflammatory and metabolic pathways. A.G.E.s can lead to pathologic alterations commonly associated with diabetic nephropathy, retinopathy and alterations in molecules that accelerate atherosclerosis.

     We incurred research and development expenditures of $9,074,000, $10,147,000 and $9,930,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

A.G.E. Crosslink Breakers

     A.G.E. Crosslink Breakers have the potential to treat a number of medical disorders where loss of flexibility or elasticity leads to a loss in function. Our lead clinical candidate, alagebrium, has demonstrated the ability to reverse tissue damage and restore function to the cardiovascular system in Phase 2 clinical studies in cardiovascular distensibility and DHF. Additionally, we are evaluating the development of several compounds in the breaker class for other indications where A.G.E. crosslinking leads to abnormal function.

     We have identified several potential chemical classes of A.G.E. Crosslink Breakers, and have an extensive library of compounds.

Alagebrium

     Alagebrium is a small, easily synthesized compound with a rapid mode of action. It is well absorbed from an oral tablet formulation. The compound has completed several Phase 2 studies and is being evaluated in various preclinical models to assess its safety and potential in a number of other disease states.

CURRENT CLINICAL STUDIES

CLINICAL AND PRECLINICAL DEVELOPMENT OF LEAD COMPOUND ALAGEBRIUM

     Our current priorities are to continue the Phase 2 clinical development of alagebrium in heart failure. If we are able to obtain sufficient funding to do so, through a collaboration or otherwise, we hope to restart our clinical studies of alagebrium in heart failure in late 2006 or early 2007.

ALAGEBRIUM: AN A.G.E. CROSSLINK BREAKER

     We plan to pursue development of alagebrium in high potential cardiovascular indications such as heart failure, after recent data presented at the American Heart Association (AHA) Scientific Sessions in November 2005 demonstrated continued positive results of alagebrium in patients with cardiovascular disease. The AHA presentations included data from the Phase 2a PEDESTAL study in diastolic dysfunction in heart failure with impaired ejection fraction, as well as positive results from a Phase 2a study in endothelial function.

     In addition to these and other Phase 2 clinical studies, we have also conducted a series of Phase 1 safety and dose escalation studies of alagebrium. These studies have thus far shown alagebrium to be safe and well tolerated in humans.

     We are in the process of preparing an IND specifically in heart failure in order to expand alagebrium's clinical program in this therapeutic area. Based on the previous positive data in heart failure and endothelial dysfunction [see the discussions of the PEDESTAL, Johns Hopkins and DIAMOND (Distensibility Improvement And ReMOdeliNg in Diastolic Heart Failure) studies set forth below}, we are proposing an advanced multi-institutional Phase 2 study involving 200 patients with diastolic heart failure and diabetes, and hope to initiate this trial in late 2006 or early 2007. However, any continued development of alagebrium by us is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development.

     As a result of having withdrawn the IND for our EMERALD study, discontinued the SPECTRA trial and completed the PEDESTAL and Johns Hopkins endothelial dysfunction studies, all of which are described below, we have no subjects currently under protocol in any clinical study of alagebrium.

     We continue to evaluate potential preclinical and clinical studies in other therapeutic indications in which alagebrium may address significant unmet needs. In addition to our anticipated clinical studies in heart failure, we have conducted early research studies focusing on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including age-related macular degeneration (AMD), and glaucoma; and other diabetic complications, including renal diseases.

CLINICAL STUDIES

PEDESTAL

     In November 2005, we announced that data presented at the American Heart Association Scientific Sessions from the Phase 2a PEDESTAL (Patients with Impaired Ejection Fraction and Diastolic Dysfunction: Efficacy and Safety Trial of ALagebrium) study in diastolic dysfunction demonstrated the ability of alagebrium to improve measures of diastolic function, including a significant reduction in left ventricular mass.

     PEDESTAL was an open-label exploratory study to determine the effects of alagebrium at two oral dosages (35 mg once a day or 210 mg twice daily) for 6, 12, 16 and 24 weeks on diastolic function and left ventricular mass in 20 patients diagnosed with systolic heart failure and diastolic dysfunction. Safety and quality of life were also evaluated. The study included men and women at least 30 years of age with or without diabetes, who were classified as having grade II to IV heart failure under the New York Heart Association guidelines. The primary endpoints, which include quantification of left ventricular mass and complete Doppler evaluation of changes in diastolic function, were designed to look at the therapeutic remodeling capability of alagebrium. Secondary endpoints include a quality of life assessment as measured by the Minnesota Living With Heart Failure Questionnaire.

     The PEDESTAL data indicated trends consistent with positive data from our previous heart failure study, DIAMOND. While subjects in PEDESTAL could not be compared directly with those from DIAMOND, because those in PEDESTAL had impaired ejection fraction, larger hearts and were sicker overall, treatment with alagebrium appeared to have important and consistent effects in both patient groups.

     The AHA poster presentation, entitled "Improvements in Diastolic Function Among Patients with Advanced Systolic Heart Failure Utilizing Alagebrium, an Oral Advanced Glycation End-product Crosslink Breaker," describes the key findings from PEDESTAL. Twenty-two subjects were treated at the Baylor College of Medicine in an open-label, two-dose (35 mg and 210 mg bid) regimen and followed by echocardiography. The data revealed significant improvements from a combined analysis of both dose groups in Doppler measures of diastolic function, including the early/late atrial filling phase ratio, deceleration time, isovolumetric relaxation time and resulting reduction of left atrial pressure. In addition, some patients achieved regression of left ventricular mass and left ventricular end-diastolic volume.

Johns Hopkins University Study in Endothelial Dysfunction

     Also in November 2005, in conjunction with a presentation at the AHA, we announced positive findings from a Phase 2a study to evaluate the potential effects of alagebrium on endothelial dysfunction. Initiated in February 2004, the study was conducted at Johns Hopkins University (JHU) School of Medicine under grants from the National Heart, Lung and Blood Institute and the Society of Geriatric Cardiology.

     The JHU endothelial study was designed to enroll male or female subjects 50 years of age or more, with systolic hypertension (defined as having systolic blood pressure of greater than 140 mm Hg and a diastolic blood pressure of less than 95 mm Hg). Subjects received 210 mg of alagebrium twice daily for eight weeks, preceded by three weeks of twice daily placebo run-in dosing. The primary purpose of the study was to determine whether increasing arterial elasticity by breaking A.G.E. crosslinks improves endothelial function as assessed by evaluating vessel relaxation and biomarkers of endothelial function.

     In the study, "Improved Flow-Mediated Arterial Vasodilation by Advanced Glycation Crosslink Breaker, Alagebrium Chloride (ALT-711), in Older Adults with Isolated Systolic Hypertension," 13 adults with isolated systolic hypertension on stable antihypertensive therapy received a 2-week placebo run-in followed by 8 weeks of oral alagebrium. Data measurements were taken after placebo run-in and after 8 weeks of therapy. Treatment with alagebrium reduced carotid augmentation index (AI), a measure of arterial stiffness, by 37% and carotid augmented pressure, whereas pulse wave velocity (PWV) was unaltered. Thus, overall arterial stiffening, as reflected by AI, was markedly reduced by alagebrium therapy. Heart rate, brachial arterial pressures and brachial artery distensibility measures were unaltered by alagebrium therapy. However, alagebrium significantly improved flow-mediated dilation, a measure of endothelial function, by 102%. Alagebrium therapy improved peripheral artery endothelial function, independent of changing local arterial distensibility, suggesting a new mechanism through which alagebrium may act on A.G.E.s which directly impair dynamic vascular function in addition to its apparent effect on A.G.E.s impacting the structural aspects of arteries.

SPECTRA

     In June 2005, SPECTRA, a Phase 2b trial in systolic hypertension, was discontinued after an interim analysis of data from the first 190 out of an anticipated 400 patients in the trial did not indicate a treatment effect of alagebrium. Accordingly, we have ceased development of alagebrium for this indication.

SAPPHIRE/SILVER

     The Phase 2b SAPPHIRE/SILVER (Systolic And Pulse Pressure Hemodynamic Improvement by Restoring Elasticity/Systolic Hypertension Interaction with Left VEntricular Remodeling) trial evaluated the effectiveness of alagebrium in approximately 770 patients having elevated systolic blood pressure with or without LVH. The trial was dose-ranging, double-blind, placebo-controlled and conducted at over 60 sites in the United States. In May 2004, the detailed findings from an analysis of the SAPPHIRE/SILVER trial were presented at the American Society of Hypertension (ASH), Nineteenth Annual Scientific Meeting. These data, which were subsequently published in a supplement to the December 15, 2004 issue of the American Journal of Hypertension, demonstrated that treatment with alagebrium, as recorded by automatic blood pressure measurement
(ABPM), resulted in a significant reduction in systolic blood pressure in patients that are traditionally difficult to treat.

     The findings supported the hypothesis that alagebrium works best in patients with more serious baseline hypertension via a mechanism of action unlike any currently marketed high blood pressure drug.

     We announced the initial results of the SAPPHIRE/SILVER trial in July 2003. The pre-specified primary endpoint of this trial, reduction of systolic blood pressure by office cuff pressure measurement at the highest of the four active dose levels, 210 mg per day, did not demonstrate statistical significance as compared to placebo. The data analysis was confounded by a 6 to 10 mm Hg drop in systolic blood pressures in all arms of the SAPPHIRE/SILVER trial, including placebo, during the first two weeks after patient randomization. However, subjects in the SAPPHIRE "intent-to-treat" population demonstrated efficacy net of placebo, in the 2 to 3 mm Hg range by cuff pressure, at the lower end of the alagebrium dosing range. As reported at that time, a pre-specified secondary analysis of ABPM measurements in subjects who completed the study demonstrated a blood pressure lowering effect at lower doses of about 4 mm Hg net of placebo. Importantly, there was no significant placebo effect noted in the ABPM measurements, and that data were presented at the ASH meeting in May 2004, as noted above.

DIAMOND

     In January 2003, we announced positive results from an analysis of the first 17 subjects in the Phase 2a DIAMOND clinical study, evaluating the potential effects of alagebrium in patients with diastolic dysfunction in diastolic heart failure. The study was conducted at Wake Forest University Baptist Medical Center and the Medical University of South Carolina in subjects at least 60 years of age with isolated DHF.

     In the DIAMOND study, 23 subjects received 210 mg of alagebrium twice daily on an open-label outpatient basis for 16 weeks in addition to their current medications. Primary endpoints included changes in exercise tolerance and aortic stiffness. Effects on left ventricular hypertrophy, diastolic filling and quality of life were also assessed. Those who received alagebrium for 16 weeks experienced a rapid remodeling of the heart, resulting in a statistically significant reduction in left ventricular mass as well as a marked improvement in the initial phase of left ventricular diastolic filling. Additionally, the drug was well tolerated and had a positive effect on quality of life. Measurements of exercise tolerance and aortic distensibility proved to be more variable than anticipated for a study of this size and were not reportable.

EMERALD

     In January 2005, we initiated a Phase 2a study to evaluate the potential effects of alagebrium in ED. EMERALD was designed to assess the ability of alagebrium to restore erectile function in approximately 40 male diabetic subjects with moderate to severe ED who achieve limited benefit from current treatment with PDE5 inhibitors, the first class of orally-active compounds approved for the treatment of ED. In a preclinical rat model of diabetes, alagebrium had demonstrated an ability to restore erectile function through what appeared to be a unique mechanism of action that might offer significant potential as an adjunctive treatment for diabetic ED.

     In January 2006, we announced that we had withdrawn the IND for the EMERALD study because the Reproductive/Urologic Division had required additional preclinical testing of the drug before allowing Phase 2a testing to proceed, and we decided instead to commit resources to the development of alagebrium in cardiovascular diseases. There can be no assurance that we will ever pursue the development of alagebrium for the ED indication.

     In June 2005, we announced that we had submitted pre-clinical toxicity data on alagebrium to two divisions of the FDA's Center for Drug Evaluation and Research, specifically the Division of Cardio-Renal Drug Products and the Division of Reproductive and Urologic Drug Products. The pre-clinical toxicity data were submitted in support of our view that liver alterations previously observed in rats, and reported in December 2004, were related to the male rat metabolism and not to genotoxic pathways. Preliminary data on liver alterations in rats had caused us to voluntarily suspend enrolling new patients into all of our alagebrium clinical trials, including EMERALD, in February 2005.

     Following review of the rat liver data, CDER's Division of Reproductive and Urologic Drug Products placed on clinical hold further enrollment in the EMERALD study, our Phase 2a study of alagebrium in diabetic patients with erectile dysfunction, and requested further pre-clinical toxicity data, which we submitted in August 2005. After review of these data, the Reproductive/Urologic division decided to maintain the clinical hold pending further pre-clinical data.

Phase 2a Cardiovascular Compliance Study

     In January 2001, we announced successful results from a Phase 2a clinical study of alagebrium evaluating the effects of the compound on cardiovascular elasticity and function. This study, conducted at nine United States clinical sites, was a double-blind, placebo-controlled study evaluating the safety, efficacy and pharmacology of alagebrium.

     Study results showed that subjects who received alagebrium had a statistically significant (p<0.02) and clinically meaningful reduction in the arterial pulse pressure, defined as the difference between systolic and diastolic blood pressure. Results also showed a statistically significant increase in large artery compliance (p<0.03), an indicator of greater vascular flexibility and volume capacity, using a traditional measurement of the ratio of stroke volume to pulse pressure. Additionally, the drug was well tolerated.

PRECLINICAL STUDIES

     Alagebrium efficacy data are consistent across species. Studies in animal models in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions with alagebrium. In these preclinical models, alagebrium reverses the stiffening of arteries, as well as the stiffening of the hearts that are consequences of aging and diabetes.

     Preclinical studies of alagebrium conducted by researchers from the National Institute on Aging and Johns Hopkins Geriatric Center demonstrated the ability of the compound to significantly and rapidly reduce arterial stiffness in elderly Rhesus monkeys. In a preclinical study of alagebrium in aged dogs, administration of alagebrium for one month resulted in an approximate 40% decrease in age-related ventricular stiffness, or hardening of the heart, with an overall improvement in cardiac function. Additionally, in several preclinical studies, alagebrium has been shown to normalize the thickening of the left ventricle and to have a beneficial, therapeutic effect on reversing the pathologic remodeling of the heart. Preclinical studies have also demonstrated the beneficial effects of alagebrium on atherosclerosis, kidney disease, ED and certain eye conditions.

MANUFACTURING

     We have no manufacturing facilities for either production of bulk chemicals or the manufacturing of pharmaceutical dosage forms. We have relied in the past on third-party contract manufacturers to produce the raw materials and chemicals used as the active drug ingredients in our products used in clinical studies, and we expect to rely on third parties to perform the tasks necessary to process, package and distribute these products in finished form.

     We will inspect third-party contract manufacturers and their consultants to confirm compliance with current Good Manufacturing Practice, or cGMP, required for pharmaceutical products. Upon any resumption of activity in our clinical trial program, we believe we will be able to obtain sufficient quantities of bulk chemicals at reasonable prices to satisfy anticipated needs.

MARKETING AND SALES

     We retain worldwide marketing rights to our A.G.E. Crosslink Breaker compounds. We believe that alagebrium may address the cardiovascular, diabetes, ophthalmologic and primary care physician markets. We plan to market and sell our products, if and when they are successfully developed and approved, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

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

     As of the date of this report, our patent estate of owned and/or licensed patent rights consisted of 84 issued United States patents and 15 pending patent applications in the United States, Canada and Mexico, the majority of which are A.G.E.-related. We also own or have exclusive rights to over 40 issued patents in Europe, Japan, Australia and Canada. These patents and additional patent applications cover compounds, compositions and methods of treatment for several chemical classes of crosslink breaker compounds, including alagebrium.

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

GOVERNMENT REGULATION

     We and our products are subject to comprehensive regulations by the FDA and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, marketing, export, storage, record keeping, advertising and promotion of our products.

     The process required by the FDA before our products may be approved for marketing in the United States generally involves (1) preclinical new drug laboratory and animal tests, (2) submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin, (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (4) submission to the FDA of a new drug application, or NDA, and (5) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that the FDA review process will result in product approval on a timely basis, if at all.

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

     We will need FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products, before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time-consuming and subject to unanticipated delays. We have experienced such delays in the past, including in February 2005, when, as discussed elsewhere in this Annual Report on Form 10-K, based on initial findings from a preclinical toxicity study that provided direction for further analysis, we voluntarily and temporarily suspended enrollment of patients into our ongoing clinical studies of alagebrium, pending receipt of additional preclinical data and discussions with the FDA.

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

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's operating procedures conform to cGMP requirements, which must be followed at all times. In complying with these requirements, manufacturers, including a drug sponsor's third-party contract manufacturers, must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply a product for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities from other countries, as applicable.

     Both before and after approval is obtained, a product, its manufacturer and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process, or thereafter, including after approval, may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market and/or the imposition of criminal penalties against the manufacturer and/or NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

COMPETITION

     A.G.E.s have been shown to contribute to many of the disorders of aging and diabetes. Cardiovascular diseases and diabetic complications are among the diseases that may be a consequence of A.G.E. accumulation in the body. We are aware of many companies pursuing research and development of compounds for these indications. In addition, we are aware of companies, such as Novartis AG, that currently have or previously have had research and development activities in the A.G.E. field itself and may have identified candidates for clinical development.

     Our competition will be determined, in part, by the potential indications for which our compounds are developed and ultimately approved by regulatory authorities. An important factor in competition may be the timing of market introduction of our or our competitors' products. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are important competitive factors. We expect that competition among any products that are approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position. Our competitive position also depends upon our ability to obtain sufficient capital resources, attract and retain qualified personnel, and obtain protection for or otherwise develop proprietary products or processes.

     We are competing in an industry in which technologies can become obsolete over time, thereby reducing or eliminating the market for any pharmaceutical product. For example, competitive drugs based on other therapeutic mechanisms are currently marketed and are being developed to treat cardiovascular disease and diabetic complications. The development by others of non-A.G.E.-related treatment modalities could render any products that we develop non-competitive. Therapeutic approaches being pursued by others include treating cardiovascular disease and diabetic complications via gene therapy and cell transplantation, as well as pharmaceutical intervention with agents such as aldose reductase inhibitors.

     There are many drugs currently being used for the treatment of heart failure including ACE inhibitors, angiotensin receptor blockers, adrenergic alpha 1 receptor antagonists, aldosterone inhibitors, beta-blockers and diuretics, among others.

     Most of our competitors and potential competitors have significantly greater financial resources than we have. Our competitive position also depends on our ability to enter into a collaboration agreement with respect to alagebrium, and we cannot assure that we will be able to do so on reasonable terms, or at all.

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

     The following persons are our Medical and Clinical Advisors:

     Daniel Burkhoff, M.D., PhD, Adjunct Associate Professor,
     Medicine/Cardiology, Columbia University and Cardiovascular Research Foundation, Chief Medical Officer, Impulse Dynamics.

     Norman K. Hollenberg, M.D., Ph.D., Professor of Medicine, Harvard Medical School; Director of Physiologic Research, Brigham and Women's Hospital, Boston; served as an Editor of the New England Journal of Medicine.

     Dalane Kitzman, M.D., Professor, Cardiology, Wake Forest University Baptist Medical Center.

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

     William Little, M.D., Section Head, Professor, Cardiology, Wake Forest University Baptist Medical Center.

     Craig M. Pratt, M.D., Professor of Medicine, Baylor College of Medicine; Director of Research, Methodist DeBakey Heart Center; Director, Coronary Intensive Care Unit, The Methodist Hospital; Member, Continuing Medical Education Advisory Board, Discovery International; Fellow, American College of Cardiology.

     Vinay Thohan, M.D., Assistant Professor of Medicine, Methodist DeBakey Heart Center

     Guillermo Torre, MD, PhD, Assistant Professor of Medicine/Medical Director, Heart Transplant Service, Methodist DeBakey Heart Center.

     Susan Zieman, M.D., PhD, Assistant Professor, Dept. of
     Medicine/Cardiovascular, John Hopkins School of Medicine.

     As of March 1, 2006, we employed seven persons; one engaged in research and development, and 6 engaged in administration and management. One of those employed held a Ph.D. We believe that we have been successful in the past in attracting skilled and experienced personnel. Our employees are not covered by collective bargaining agreements, but all employees are covered by confidentiality agreements. We believe that our relationship with our employees is good. We have also engaged consultants for certain administrative and scientific functions.

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

     The forward-looking statements set forth in this document represent our judgment and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements.

ITEM 1A. RISK FACTORS.

AS A RESULT OF A DECREASE IN OUR AVAILABLE FINANCIAL RESOURCES, WE HAVE SIGNIFICANTLY CURTAILED THE RESEARCH, PRODUCT DEVELOPMENT, PRECLINICAL TESTING AND CLINICAL TRIALS OF OUR PRODUCT CANDIDATES, AND IF WE ARE UNABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING IN THE NEAR TERM, WE MAY BE FORCED TO CEASE OPERATIONS.

     As of December 31, 2005, we had working capital of $5,657,311, including $6,582,958 of cash and cash equivalents. Our cash used in operating activities for the year ended December 31, 2005 was $14,032,796.

     We expect to utilize cash and cash equivalents to fund our operating activities, including any continued development of our lead compound, alagebrium. However, as a result of the discontinuation of the Phase 2b SPECTRA trial in systolic hypertension and a decrease in our financial resources, we have significantly curtailed all product development activities of alagebrium and expect to have further reduced expenses in the first half of 2006. As announced on February 1, 2006, while we intend to pursue development of alagebrium in high potential cardiovascular indications such as heart failure, any continued development of alagebrium by us is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development. We may not be able to enter into a strategic collaboration agreement with respect to alagebrium on reasonable terms, or at all. No enrollment or other activity is taking place with respect to any of our Phase 2 trials of alagebrium pending the resolution of our financial resource issues.

     We are currently exploring all strategic alternatives with respect to alagebrium and our company, which could include a sale of the company or its technology to a third-party and a merger of our company with another company. We cannot assure that such a transaction will be completed on reasonable terms, or at all. If we are unable to complete such a transaction, we may be forced to cease operations. If we do complete such a transaction, no assurance can be given that such transaction will be on favorable terms or that it will result in any substantial benefit to our stockholders either in the near or long term.

     In August 2005, in order to enable us to move forward with the continued development of alagebrium, we announced that we had engaged the services of Burrill & Company (Burrill) to assist in developing and identifying strategic options designed to diversify our portfolio of product candidates and to enhance our ability to raise financing in the future. Potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger into another company, and debt and equity financing. Burrill has identified a number of potential transactions and we are currently in discussions with one company regarding the acquisition of a cardiovascular therapeutic technology. We are also in discussions with Genentech regarding the restructuring of their preferred stock position. If we are unable to complete such a transaction on reasonable terms, we will not have the ability to continue as a going concern after mid-2006. As part of the exploration of our strategic options, we are considering various transactions that could result in our being required to make payment of certain obligations in the amount of approximately $2.0 million, including severance, lease and other contractual and regulatory requirements.

     The amount and timing of our future capital requirements will depend on numerous factors, including the timing of resuming our research and development programs, if at all, the number and characteristics of product candidates that we pursue, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

     Selling securities to satisfy our short-term and long-term capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. Potential financing sources may be dissuaded from investing in us in light of the fact that Genentech, Inc., as the sole holder of the outstanding shares of our Series G and Series H Preferred Stock, currently has a significant liquidation preference and voting position, on an as-converted to common stock basis. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to our technologies or product candidates. If we decide to pursue a merger, several factors may make it difficult for us to complete such a transaction, including the current uncertain state of our regulatory pathway for alagebrium and the Genentech preferred stock position. Even if we complete a merger, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company or any meaningful return on investment to our stockholders.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, WHICH COULD NEGATIVELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE CAPITAL.

     J.H. Cohn LLP, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the fiscal year ended December 31, 2005, which highlights that current liquidity is insufficient to support operations until the end of 2006, thereby raising substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in J.H. Cohn LLP's report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.

     Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above.

IF WE ARE UNABLE TO RENEGOTIATE OUR PREFERRED STOCK AGREEMENT WITH GENENTECH, WE MAY NOT BE ABLE TO SECURE FUTURE EQUITY FINANCING OR MERGE WITH A THIRD-PARTY.

     In December 1997, we entered into an agreement with Genentech relating to the development of pimagedine, an A.G.E. formation inhibitor, for the treatment of diabetic nephropathy. As part of this agreement, Genentech purchased shares of Alteon Series G Preferred Stock and Series H Preferred Stock, the proceeds of which were used to fund the pimagedine development program. Both the Series G Preferred Stock and Series H Preferred Stock have dividends which are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. The Series G and Series H Preferred Stock each carry a liquidation preference, which means that the value of that preferred stock would be required to be paid to the holders of the Series G and Series H Preferred Stock upon a sale or liquidation before any proceeds from such sale or liquidation are paid to any other holders of equity securities, including the common stock. As of December 31, 2005, holders of the outstanding shares of Series G and Series H Preferred Stock, including shares issued pursuant to the dividend obligation, were entitled to a liquidation preference of $55,613,905. Our total market capitalization as of that date was $10,439,408. As a result, unless we are successful in renegotiating our preferred stock terms with Genentech, holders of our common stock will not realize any value upon our sale or liquidation at a valuation of less than $55,613,905. The Series G and Series H Preferred Stock have no voting rights. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days' prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing prices of our common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. On December 31, 2005, the Series G and Series H Preferred Stock would have been convertible into 69,464,500 and 208,605,500 shares of common stock, respectively, representing, in aggregate, approximately 83% of our common stock outstanding on an as-converted basis as of that date.

     While the terms of the Series G and Series H Preferred Stock generally restrict Genentech's ownership position in us upon conversion to 40% of our outstanding common stock, any conversion of shares of Series G and/or Series H Preferred Stock into common stock would represent a substantial dilution to existing common shareholders. Potential financing sources for us may be dissuaded from investing in us in light of the presence of a significant holder of securities having a sizable liquidation preference and/or voting position. This could also discourage any potential acquirer from pursuing a transaction with us at a valuation that does not result in sufficient proceeds to pay the full liquidation preference due to Genentech. Although we have been in negotiations with Genentech to restructure Genentech's preferred stock position, we have not been successful to date in reaching a definitive agreement. Our ability to effect a merger transaction with a third-party in order to diversify our product portfolio and enhance our ability to raise additional capital will be severely compromised unless we can restructure the Genentech preferred stock terms.

IF WE ARE UNABLE TO FORM THE SUCCESSFUL COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES, THEN OUR PROGRAMS WILL SUFFER AND WE MAY NOT BE ABLE TO DEVELOP PRODUCTS.

     Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others. The potential market, preclinical and clinical study results and safety profile of our product candidates may not be attractive to potential corporate partners. A two-year toxicity study found that male rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations including hepatocarcinomas, and that the alteration rate was slightly over the expected background rate in this gender and species of rat. Also, our Phase 2a EMERALD study in erectile dysfunction, the IND for which has since been withdrawn, was placed on clinical hold by the Reproductive and Urologic Division which may adversely affect our ability to enter into research and development collaborations with respect to alagebrium. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

IF WE ARE UNABLE TO ATTRACT AND RETAIN THE KEY PERSONNEL ON WHOM OUR SUCCESS DEPENDS, OUR PRODUCT DEVELOPMENT, MARKETING AND COMMERCIALIZATION PLANS COULD SUFFER.

     We depend heavily on the principal members of our management and scientific staff to realize our strategic goals and operating objectives. Over the past few months, due to the reduction in our clinical trial activities, the number of our employees has decreased from 30 as of June 30, 2005 to 7 as of March 1, 2006. On February 1, 2006, we announced the resignation of our Chief Operating Officer, Judith S. Hedstrom. The loss of services in the near term of any of our other principal members of management and scientific staff could impede the achievement of our development priorities. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success, and there is significant competition among companies in our industry for such personnel. We have established retention programs for our current key employees, and we may be required to provide additional retention and severance benefits to our employees as we curtail operations or prepare to effect a strategic transaction such as a sale or merger with another company. However, we cannot assure you that we will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced managers and scientists, and given the recent clinical and regulatory setbacks that we have experienced. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed by other entities and may have commitments to or consulting or advisory contracts with those other entities that may limit their availability to us.

CLINICAL STUDIES REQUIRED FOR OUR PRODUCT CANDIDATES ARE TIME-CONSUMING, AND THEIR OUTCOME IS UNCERTAIN.

     Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical and clinical studies that the product is safe and effective for use in each target indication. Success in preclinical studies of a product candidate may not be predictive of similar results in humans during clinical trials. None of our products has been approved for commercialization in the United States or elsewhere. In December 2004, we announced that findings of a routine two-year rodent toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. In February 2005, based on the initial results from one of the follow-on preclinical toxicity experiments, we voluntarily and temporarily suspended enrollment of new subjects into each of the ongoing clinical studies pending receipt of additional preclinical data. We withdrew our IND for the EMERALD study in February 2006 in order to focus our resources on the development of alagebrium in cardiovascular indications.

     In June 2005, our Phase 2b SPECTRA trial in systolic hypertension was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication.

     We cannot predict at this time when enrollment in any of our clinical studies, will resume, if ever. If we are unable to resume enrollment in our clinical studies in a timely manner, or at all, our business will be materially adversely affected.

     If we do not prove in clinical trials that our product candidates are safe and effective, we will not obtain marketing approvals from the FDA and other applicable regulatory authorities. In particular, one or more of our product candidates may not exhibit the expected medical benefits in humans, may cause harmful side effects, may not be effective in treating the targeted indication or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved.

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

     -    adverse results in preclinical safety or toxicity studies;

     -    lower than expected retention rates of subjects in a clinical trial;

     - inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

     - delays in approvals from a study site's review board, or other required approvals;

     - longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

     -    lack of sufficient supplies of the product candidate;

     -    adverse medical events or side effects in treated subjects;

     -    lack of effectiveness of the product candidate being tested; and

     -    regulatory changes.

     Even if we obtain positive results from preclinical or clinical studies for a particular product, we may not achieve the same success in future studies of that product. Data obtained from preclinical and clinical studies are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, we may encounter delays or rejections based upon changes in FDA policy for drug approval during the period of product development and FDA regulatory review of each submitted new drug application. We may encounter similar delays in foreign countries. Moreover, regulatory approval may entail limitations on the indicated uses of the drug. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude our licensees or marketing partners from marketing our products or limit the commercial use of such products and will have a material adverse effect on our business, financial condition and results of operations.

     In addition, some or all of the clinical trials we undertake may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals, which could prevent or delay the creation of marketable products. Our product development costs will increase if we have delays in testing or approvals, if we need to perform more, larger or different clinical or preclinical trials than planned or if our trials are not successful. Delays in our clinical trials may harm our financial results and the commercial prospects for our products.

     Before a clinical trial may commence in the United States, we must submit an IND, containing preclinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If commenced, the FDA may delay, limit, suspend or terminate clinical trials at any time, or may delay, condition or reject approval of any of our product candidates, for many reasons. For example:

     - ongoing preclinical or clinical study results may indicate that the product candidate is not safe or effective;

     - the FDA may interpret our preclinical or clinical study results to indicate that the product candidate is not safe or effective, even if we interpret the results differently; or

     - the FDA may deem the processes and facilities that our collaborative partners, our third-party manufacturers or we propose to use in connection with the manufacture of the product candidate to be unacceptable.

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

     At December 31, 2005, we had an accumulated deficit of $222,813,445. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research, preclinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product other than alagebrium in clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any preclinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.

     In February 2006, the EMERALD study of alagebrium in ED was discontinued in order to focus our resources on development of alagebrium for cardiovascular indications.

     In June 2005, our SPECTRA Phase 2b trial in systolic hypertension, was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and we have ceased development of alagebrium for this indication.

     To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Such products will require significant additional investment, development and preclinical and clinical testing prior to potential regulatory approval and commercialization. The development of new pharmaceutical products is highly uncertain and expensive and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during preclinical testing or clinical studies, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. We may not be able to undertake additional clinical studies. In addition, our product development efforts may not be successfully completed, we may not have the funds to complete any ongoing clinical trials, we may not obtain regulatory approvals, and our products, if introduced, may not be successfully marketed or achieve customer acceptance. We do not expect any of our products, including alagebrium, to be commercially available for a number of years, if at all.

FAILURE TO REMEDIATE THE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS AND TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

     During the audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm identified a material weakness, as of December 31, 2005, regarding our internal controls over the identification of and the accounting for non-routine transactions including certain costs related to potential strategic transactions, severance benefits and the financial statement recording and disclosures of stock options that we have granted to non employee consultants in accordance with Emerging Issues Task Force ("EITF") 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure Management is in the process of implementing remedial controls to address these matters. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, as a consequence of the material weakness, were deemed to be immaterial but were nevertheless recorded by the Company.

     On April 22, 2005, we filed an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "10-K Amendment"), in which we reported that, as of December 31, 2004, and as required by Section 404 of the Sarbanes-Oxley Act of 2002, management, with the participation of our principal executive officer and principal financial officer, had assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management determined that as of December 31, 2004, there were three material weaknesses in our internal control over financial reporting. In light of these material weaknesses, management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting.

     The three material weaknesses identified were in the areas of audit committee oversight of the internal control review process, information technology controls and process controls, and control over cash disbursements. With respect to each of these matters, as set forth in the Form 10-K Amendment, management has implemented remedial measures or procedures to address these matters. However, we cannot currently assure that the remedial measures that are currently being implemented will be sufficient to result in a conclusion that our internal controls no longer contain any material weaknesses, and that our internal controls are effective. In addition, we cannot assure you that, even if we are able to achieve effective internal control over financial reporting, our internal controls will remain effective for any period of time.

IF WE ARE ABLE TO FORM COLLABORATIVE RELATIONSHIPS, BUT ARE UNABLE TO MAINTAIN THEM, OUR PRODUCT DEVELOPMENT MAY BE DELAYED AND DISPUTES OVER RIGHTS TO TECHNOLOGY MAY RESULT.

     We may form collaborative relationships that, in some cases, will make us dependent upon outside partners to conduct preclinical testing and clinical studies and to provide adequate funding for our development programs.

     In general, collaborations involving our product candidates pose the following risks to us:

     - collaborators may fail to adequately perform the scientific and preclinical studies called for under our agreements with them;

     - collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

     - collaborators may not pursue further development and commercialization of our product candidates or may elect not to continue or renew research and development programs based on preclinical or clinical study results, changes in their strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities;

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

     We have no experience in manufacturing products and do not have manufacturing facilities. Consequently, we will depend on contract manufacturers for the production of any products for development and commercial purposes. The manufacture of our products for clinical trials and commercial purposes is subject to current cGMP, regulations promulgated by the FDA. In the event that we are unable to obtain or retain third-party manufacturing capabilities for our products, we will not be able to commercialize our products as planned. Our reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our products by the FDA or the commercialization of our products or result in higher costs or lost product revenues. In particular, contract manufacturers:

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

     Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third-party contractors, we do not have control over our third-party manufacturers' compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions. Our dependence upon others for the manufacture of any products that we develop may adversely affect our profit margin, if any, on the sale of any future products and our ability to develop and deliver such products on a timely and competitive basis.

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

THE EFFECT OF ACCOUNTING RULES RELATING TO OUR EQUITY COMPENSATION ARRANGEMENTS MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE AND FINANCIAL CONDITION.

     In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123(R)), which is a revision of SFAS 123 and supersedes APB Opinion No. 25 and related guidance and will be effective for us beginning January 1, 2006. This Statement requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. We have determined to use the modified prospective application as our transition method and we believe it may have a material effect on our results of operations.

     On December 15, 2005, the Compensation Committee of the Board of Directors of Alteon Inc. approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. Approximately 1.47 million options were accelerated, of which approximately 1.3 million belong to executive officers and non-employee members of the board of directors.

     Based on the performance of our stock and in order to bolster employee retention, we repriced certain employee stock options on February 2, 1999. As a result of this repricing, options to purchase 1.06 million shares of stock were repriced and certain vesting periods related to these options were modified or extended. This repricing may have a material adverse impact on future financial performance based on the Financial Accounting Standards Board, or the FASB, Interpretation No. 44, (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board (APB Opinion No. 25)." This interpretation requires us to record compensation expense or benefit, which is adjusted every quarter, for increases or decreases in the fair value of the repriced options based on changes in our stock price from the value at July 1, 2000. The options expire at various dates through January 2008.

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN THE DEVELOPMENT AND MARKETING OF CURES AND THERAPIES FOR CARDIOVASCULAR DISEASES, DIABETES, AND THE OTHER CONDITIONS FOR WHICH WE SEEK TO DEVELOP PRODUCTS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     We are engaged in pharmaceutical fields characterized by extensive research efforts and rapid technological progress. Many established pharmaceutical and biotechnology companies with financial, technical and human resources greater than ours are attempting to develop, or have developed, products that would be competitive with our products. Many of these companies have extensive experience in preclinical and human clinical studies. Other companies may succeed in developing products that are safer, more efficacious or less costly than any we may develop and may also be more successful than us in production and marketing. Rapid technological development by others may result in our products becoming obsolete before we recover a significant portion of the research, development or commercialization expenses incurred with respect to those products.

     Certain technologies under development by other pharmaceutical companies could result in better treatments for cardiovascular disease, and diabetes and its related complications. Several large companies have initiated or expanded research, development and licensing efforts to build pharmaceutical franchises focusing on these medical conditions, and some companies already have products approved and available for commercial sale to treat these indications. It is possible that one or more of these initiatives may reduce or eliminate the market for some of our products. In addition, other companies have initiated research in the inhibition or crosslink breaking of A.G.E.s.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not Applicable.

ITEM 2. PROPERTIES.

     We lease 10,800 square feet of space in a building in Parsippany, New Jersey, which contains our executive and administrative offices. The lease, which commenced on December 1, 2003, has a 37-month term. We currently do not intend to renew this lease, which expires on December 31, 2006. We believe that alternate commercial space is available on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

     The lawsuit referred to in our Form 10-K for the fiscal year ended December 31, 2004 against Advanced Biologics L.L.C. has settled and, pursuant to the terms of the settlement, we and Advanced Biologics have dismissed outstanding claims against each other and an undisclosed payment has been received by Alteon.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock is traded on the American Stock Exchange under the symbol "ALT." The following table sets forth, for the periods indicated, the high and low sales price for our common stock, as reported by the American Stock
Exchange:

2005                 High    Low
----                -----   -----
First Quarter....   $1.43   $0.55
Second Quarter...    0.85    0.19
Third Quarter....    0.37    0.21
Fourth Quarter...    0.30    0.17

2004                 High    Low
----                -----   -----
First Quarter....   $2.39   $1.57
Second Quarter...    1.89    1.01
Third Quarter....    1.20    0.65
Fourth Quarter...    1.59    0.77

          As of March 1, 2006, there were 334 holders of the common stock. On March 1, 2006, the last sale price reported on the American Stock Exchange for the common stock was $0.26 per share.

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

          The information called for by Item 201(d) of Regulation S-K is provided in response to Item 12 of this Annual Report on Form 10-K.

          In connection with our January 2005 public offering of 9,523,813 shares of common stock at $1.05 per share and in connection with our July 2, 2004 public offering of 8,000,000 shares of common stock at $1.00 per share, we issued five-year warrants to purchase 312,381 shares of common stock at $1.37 per share and 272,500 shares of common stock at $1.30 per share, respectively, to the placement agent, Rodman & Renshaw, LLC, in consideration of the introduction of investors to us. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. We relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by us.

ITEM 6. SELECTED FINANCIAL DATA.

          The following table sets forth financial data with respect to us as of and for the five years ended December 31, 2005. The selected financial data has been derived from our audited financial statements. The selected financial data below should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7:

                                                                  Year Ended December 31,
                                                 ---------------------------------------------------------
                                                    2005        2004        2003        2002        2001
                                                 ---------   ---------   ---------   ---------   ---------
                                                           (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:

Income:
   Investment income .........................   $     358   $     182   $     179   $     410   $     452
   Other income ..............................         100         152          --          --          --
                                                 ---------   ---------   ---------   ---------   ---------
      Total income ...........................         458         334         179         410         452
                                                 ---------   ---------   ---------   ---------   ---------

Expenses:
   Research and development ..................       9,074      10,147       9,930      14,992       8,461
      General and administrative .............       4,325       4,532       5,046       2,946       4,761
                                                 ---------   ---------   ---------   ---------   ---------
      Total expenses .........................      13,399      14,679      14,976      17,938      13,222
                                                 ---------   ---------   ---------   ---------   ---------
Loss before income tax benefit ...............     (12,941)    (14,345)    (14,797)    (17,528)    (12,770)
Income tax benefit ...........................         327         386         345         647       1,187
                                                 ---------   ---------   ---------   ---------   ---------
Net loss .....................................     (12,614)    (13,959)    (14,452)    (16,881)    (11,583)
Preferred stock dividends ....................       4,486       4,135       3,791       3,485       3,204
Common stock warrant deemed dividends ........          --          --          --          --         210
                                                 ---------   ---------   ---------   ---------   ---------
Net loss applicable to common
   stockholders ..............................   $ (17,100)  $ (18,094)  $ (18,243)  $ (20,366)  $ (14,997)
                                                 =========   =========   =========   =========   =========
Basic/diluted net loss per share applicable to
   common stockholders .......................   $   (0.30)  $   (0.41)  $   (0.50)  $   (0.64)  $   (0.61)
                                                 =========   =========   =========   =========   =========
Weighted average common shares used in
   computing basic/diluted net loss per share       57,639      44,349      36,190      31,793      24,556
                                                 =========   =========   =========   =========   =========

BALANCE SHEET DATA:
Cash, cash equivalents and
   short-term investments ....................   $   6,583   $  11,176   $  16,679   $  17,439   $  10,726
Working capital ..............................       5,657       8,740      15,033      13,786       9,758
Total assets .................................       7,134      11,642      17,255      18,099      13,233
Accumulated deficit ..........................    (222,813)   (205,713)   (187,619)   (169,376)   (149,009)
Total stockholders' equity ...................       5,992       9,047      15,384      14,303      10,871

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          We are a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease and diabetes. In past years, we have identified several promising product candidates that represent novel approaches to some of the largest pharmaceutical markets. We have advanced one of these products into Phase 2 clinical trials.

          Our lead drug candidate, alagebrium, is a product of our drug discovery and development program. Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction. It has been tested in approximately 1,000 patients in a number of Phase 1 and Phase 2 clinical trials. However, we have significantly curtailed all product development activities of alagebrium due to an absence of sufficient financial resources to continue its development. As announced on February 1, 2006, while our goal is to pursue development of alagebrium in high potential cardiovascular indications such as diastolic heart failure, any continued development of alagebrium by us is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development. We may not be able to enter into a strategic collaboration agreement with respect to alagebrium on reasonable terms, or at all. No enrollment or other activity is taking place with respect to any of our Phase 2 trials of alagebrium pending the resolution of our financial resource issues.

     We are currently exploring all strategic alternatives with respect to alagebrium and our company, which could include a sale of the company or its technology to a third-party and a merger of our company with another company. We may not be able to complete such a transaction on reasonable terms, or at all. If we are unable to complete such a transaction, we may be forced to cease operations. If we do complete such a transaction, we cannot assure you that it will be on favorable terms or that it will result in any substantial benefit to our stockholders either in the near or long term.

     We expect to utilize cash and cash equivalents to fund our operating activities, including any continued development of our lead compound, alagebrium. As a result of the discontinuation of the Phase 2b SPECTRA trial in systolic hypertension, we have undertaken curtailment actions and expect to have reduced expenses in the first half of 2006. These actions include evaluating clinical strategies before resuming clinical trials, increased selectivity in preclinical programs and reduced headcount. We have engaged third parties to assist in developing and identifying options designed to diversify our portfolio of product candidates and to enhance our ability to raise financing in the future. Potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger into another company, and debt and equity financing. If we are unable to secure additional financing on reasonable terms, unable to generate sufficient new sources of revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern after mid-2006. As part of the exploration of our strategic options, we are considering various transactions that could result in our being required to make payment of certain obligations in the amount of approximately $2.0 million, including severance, lease and other contractual and regulatory requirements.

     We are in the process of preparing to submit an IND to the FDA's Division of Cardio-Renal Drug Products specifically for alagebrium in heart failure, in order to expand our clinical program in this therapeutic area.

     If we are able to continue the clinical development of alagebrium, we will determine if it is appropriate to retain development and marketing rights for one or several indications, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound in other territories throughout the world. We believe that alagebrium may address the cardiovascular, diabetes, and primary care physician markets.

     We continue to evaluate potential preclinical and clinical trials in other therapeutic indications in which A.G.E. Crosslink Breaker compounds may address significant unmet needs. In addition to our clinical studies in heart failure and endothelial dysfunction, we have early research studies focused on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including AMD and glaucoma; and diabetic complications, including renal diseases. However, the pursuit of research or development in any of these areas is contingent upon our ability to secure sufficient funding to proceed with these programs.

     Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $222,813,000 as of December 31, 2005, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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

     Our business is subject to significant risks including, but not limited to,
(1) our ability to obtain sufficient additional funding in the near term, whether through a strategic collaboration agreement or otherwise, to allow us to resume the development of alagebrium and to continue operations, (2) our ability to renegotiate our preferred stock agreement with Genentech, (3) our ability to resume enrollment in our clinical studies of alagebrium should we have adequate financial and other resources to do so, (4) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (5) our reliance on alagebrium, which is our only significant drug candidate, (6) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (7) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (8) technological change and competition, (9) manufacturing uncertainties, and (10) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during preclinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading "Item 1A - Risk Factors."

RESULTS OF OPERATIONS

Years Ended December 2005, 2004, and 2003

     Revenues

     Total revenues for 2005, 2004 and 2003 were $458,000, $334,000, and
$179,000, respectively. Revenues were derived from interest earned on cash and cash equivalents, other income, and short-term investments. Investment income in 2005 was higher than 2004 due to an increase in short-term interest rates, partially offset by lower investment balances. In 2005, other income included $100,000 received from a licensing agreement with Avon Products, Inc. In 2004, other income included approximately $52,000 derived from the sale of fully depreciated laboratory equipment and supplies and a reimbursement of $100,000 for improvements made to our former facility in Ramsey, NJ. The increase in investment income in 2004 versus 2003 was attributed to increased interest rates.

     Operating Expenses

     Total expenses decreased to $13,399,000 in 2005 from $14,679,000 in 2004 and from $14,976,000 in 2003 and consisted primarily of research and development expenses. Research and development expenses were $9,074,000 in 2005, $10,147,000 in 2004, and $9,930,000 in 2003. These expenses consisted primarily of third-party expenses associated with preclinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and an allocation of facility expense.

     Research and development expenses decreased to $9,074,000 in 2005 from $10,147,000 in 2004, a decrease of $1,073,000, or 10.6%. This was primarily related to decreased clinical trial costs and manufacturing expenses as a result of the discontinuation of the SPECTRA trial, partially offset by additional preclinical toxicity testing. The 2005 results include $3,796,000 in personnel and personnel-related costs, $2,199,000 in clinical trial costs primarily related to SPECTRA, $1,288,000 in preclinical expenses primarily associated with the additional toxicity testing, $579,000 of manufacturing expenses related to on-going drug stability studies, drug destruction and storage, $425,000 in consulting expense, $396,000 in trial-related insurance, and $351,000 in facility allocation.

     Research and development expenses increased to $10,147,000 in 2004 from $9,930,000 in 2003, an increase of $218,000, or 2.2%. This was primarily related to increased clinical trial costs and manufacturing expenses and offset by lower facility cost. In 2004, $3,222,000 of the total research and development expenditures related to SPECTRA. The 2004 results also included $3,901,000 in personnel and personnel-related costs, $1,088,000 of manufacturing costs primarily related to tableting, packaging and drug stability studies, $472,000 in facility allocation, $459,000 in consulting expense, $392,000 in preclinical expenses and $387,000 in trial-related insurance.

     General and administrative expenses were $4,325,000 in 2005, a decrease from $4,532,000 in 2004 and a decrease from $5,046,000 in 2003. The decrease in 2005 over 2004 includes a $397,000 reduction in business development and marketing that was incurred in early 2004 related to the start-up of SPECTRA, $284,000 in reduced personnel costs due to reduced headcount, and $123,000 in reduced patent expenses. This decrease was offset by $597,000 in additional corporate expenses related to Sarbanes-Oxley compliance and increased third-party consulting expenses. The decrease in 2004 over 2003 included $266,000 in patent expense as a result of higher expenses in 2003 associated with changing patent counsel, $320,000 in reduced facility expenses associated with the relocation to Parsippany, and $137,000 in reduced marketing expenses related to the use of consultants.

     At December 31, 2005, we had available federal net operating loss carryforwards of $159,565,000, which expire in various amounts from the years 2006 through 2025, and state net operating loss carryforwards of $56,141,000, which expire in the years 2006 through 2012. In addition, at December 31, 2005, we had federal research and development tax credit carryforwards of $6,906,000 and state research and development tax credit carryforwards of $1,646,000.

     Net Loss

     We had net losses of $12,614,000 in 2005, $13,959,000 in 2004 and
$14,452,000 in 2003. Included in our net loss in 2005, 2004 and 2003 was the sale of $4,077,000, $3,456,000 and $2,083,000, respectively, of our state net operating loss carryforwards and $0, $123,000 and $209,000, respectively, of our state research and development tax credit carryforwards. The proceeds from the sale of these carryforwards in 2005, 2004 and 2003 were $327,000, $386,000, and $345,000, respectively.

     Included in the net loss applicable to common stockholders for 2005, 2004 and 2003 were preferred stock dividends of $4,486,000, $4,135,000 and $3,791,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents at December 31, 2005, of $6,583,000 compared to $11,176,000 at December 31, 2004, a decrease of $4,593,000. Cash used in operating activities for the year ended December 31, 2005, totaled $14,033,000 (net of $327,000 of cash received for the sales of our New Jersey state net operating loss carryforwards) and consisted primarily of research and development expenses, personnel and related costs, and facility expenses. Cash used in investing activities totaled $92,000 for the year ended December 31, 2005 and included $13,000 of capital expenditures and $129,000 of deferred acquisition costs offset by a decrease in restricted cash of $50,000 required by our facility lease. Cash provided by financing activities for the year ended December 31, 2005 was $9,532,000 and arose from a January 2005 public offering of 9,523,813 shares of common stock at $1.05 per share, which provided net proceeds of $9,532,000.

     In 2005, 2004 and 2003, we sold $4,077,000, $3,456,000 and $2,083,000, respectively, of our gross state net operating loss carryforwards and $0, $123,000 and $209,000, respectively, of our state research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program. This program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. Due to the uncertainty at any time as to our ability to effectuate the sale of our available New Jersey state net operating losses, and since we have no control or influence over the tax certificate transfer program, the benefits are recorded once the agreement with the counterparty is signed and the sale is approved by the State of New Jersey. The proceeds from the sales in 2005, 2004 and 2003 were $327,000, $386,000 and $345,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. As of December 31, 2005, we had state net loss carryforwards and state research and development tax credit carryforwards available for sale of $57,787,000. We cannot be certain if we will be able to sell any or all of these carryforwards under the tax certificate transfer program.

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

     We expect to utilize cash and cash equivalents to fund our operating activities, including any continued development of our lead compound, alagebrium. However, as a result of the discontinuation of the Phase 2b SPECTRA trial in systolic hypertension and a decrease in our financial resources, we have significantly curtailed all product development activities of alagebrium and expect to have further reduced expenses in the first half of 2006. As announced on February 1, 2006, while we intend to pursue development of alagebrium in high potential cardiovascular indications such as heart failure, any continued development of alagebrium by us is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development. We may not be able to enter into a strategic collaboration agreement with respect to alagebrium on reasonable terms, or at all. No enrollment or other activity is taking place with respect to any of our Phase 2 trials of alagebrium pending the resolution of our financial resource issues.

     In August 2005, in order to enable us to move forward with the continued development of alagebrium, we announced that we had engaged the services of Burrill & Company to assist in developing and identifying strategic options designed to diversify our portfolio of product candidates and to enhance our ability to raise financing in the future. Potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger into another company, and debt and equity financing. Burrill has identified a number of potential transactions and we are currently in discussions with one company regarding the acquisition of a cardiovascular therapeutic technology. We are also in discussions with Genentech regarding the restructuring of their preferred stock position in the Company. If we are unable to complete such a transaction on reasonable terms, we will not have the ability to continue as a going concern after mid-2006. As part of the exploration of our strategic options, we are considering various transactions that could result in our being required to make the payment of certain obligations in the amount of approximately $2.0 million, including severance, lease and other contractual and regulatory requirements.

     The amount and timing of our future capital requirements will depend on numerous factors, including the timing of resuming our research and development programs, if at all, the number and characteristics of product candidates that we pursue, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

     Selling securities to satisfy our short-term and long-term capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. Potential financing sources may be dissuaded from investing in us in light of the fact that Genentech, Inc., as the sole holder of the outstanding shares of our Series G and Series H Preferred Stock, currently has a significant liquidation preference and voting position, on an as-converted to common stock basis. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to our technologies or product candidates. If we decide to pursue a merger, several factors may make it difficult for us to complete such a transaction, including the current uncertain state of our regulatory pathway for alagebrium and the Genentech preferred stock position. Even if we complete a merger, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company or any meaningful return on investment to our stockholders.

COMMITMENTS

     The table below presents our contractual obligations as of December 31, 2005:

                                                    Payments Due by Period
                                      --------------------------------------------------
                                                    Within 1      1-3     4-5    After 5
                                         Total        Year       Years   Years    Years
                                      ----------   ----------   ------   -----   -------
Contractual Obligations:
   Employment agreements (1) ......   $1,717,668   $1,717,668   $   --    $--     $--
   Operating lease commitments ....      345,464      336,727    8,737     --      --
                                      ----------   ----------   ------    ---     ---
   Total contractual obligations ..   $2,063,132   $2,054,395   $8,737    $--     $--
                                      ==========   ==========   ======    ===     ===

(1) We have employment agreements with key executives, which provide severance and/or change in control benefits. If we terminate all of the agreements, we are subject to obligations totaling $1,717,668.

          On January 31, 2006, Judith Hedstrom, our COO, resigned and was paid one year's salary in the amount of $300,000 and COBRA benefits for up to 18 months. Under the terms of her employment agreement with us, Ms. Hedstrom is entitled to an additional one year's salary upon a change in control.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC issued a statement concerning its views regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the SEC expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies and the likelihood of materially different reported results if different assumptions or conditions were to prevail. We have since carefully reviewed the disclosures included in our filings with the SEC, including, without limitation, this Annual Report on Form 10-K and accompanying audited financial statements and related notes thereto. We believe the effects of the following accounting policies are significant to our results of operations and financial condition.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS 123(R)), which replaces the FASB Statement No. 123 and will be effective for us beginning January 1, 2006. This Statement requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period.

     SFAS 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards and awards that are modified, repurchased or cancelled after the option date will be accounted for under the provisions of SFAS 123(R). The second method is the modified retrospective application, which requires that we restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. We have determined to adopt the modified prospective application and believe that it may have a material effect on our results of operations.

     On December 15, 2005, the Compensation Committee of the Board of Directors approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. Approximately
1.47 million options were accelerated, of which approximately 1.3 million belong to executive officers and non-employee members of the board of directors.

     We believe that because all options that have been accelerated have exercise prices in excess of the current market value of our common stock, the options have limited economic value. We also implemented the acceleration program to eliminate non-cash compensation expenses that would have been recorded in future periods following our adoption of SFAS 123(R) in the first quarter of fiscal 2006. SFAS 123(R) requires recognizing compensation expense for any unvested stock options at the date of adoption of SFAS 123(R) over the remaining requisite service period of the options. The future expense that will be eliminated as a result of the option acceleration is estimated to be approximately $613,000 which would have been recognized over a period of four years, the time period during which all of the out-of-the-money options would have vested and is included in the pro-forma disclosure in compliance with SFAS 123.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our exposure to market risk for changes in interest rates relates primarily to our investment in marketable securities. We do not use derivative financial instruments in our investments. In 2005 and 2004, all of our investments resided in money market accounts. In 2003, our investments consisted primarily of debt instruments of the United States government, government agencies, financial institutions and corporations with strong credit ratings.

     Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (a) The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements" on page 45.

     (b) The unaudited quarterly financial data for the two-year period ended December 31, 2005 is as follows:

                                                         Net Loss
                                        Loss Before   Applicable to
                                         Income Tax       Common       Basic/Diluted
                    Income   Expenses      Benefit     Stockholders   Loss Per Share
                    ------   --------   -----------   -------------   --------------
                                (in thousands, except per share amounts)
2005
First Quarter ...    $ 99     $ 4,741    $ (4,642)      $ (5,714)         $(0.10)
Second Quarter ..     200       3,577      (3,376)        (4,482)          (0.08)
Third Quarter ...      87       3,043      (2,957)        (4,098)          (0.07)
Fourth Quarter ..      72       2,038      (1,966)        (2,806)          (0.05)
                     ----     -------    --------       --------          ------
   Total Year ...    $458     $13,399    $(12,941)      $(17,100)         $(0.30)

2004
First Quarter ...    $ 89     $ 3,824    $ (3,735)      $ (4,731)         $(0.12)
Second Quarter ..     129       3,631      (3,502)        (4,519)          (0.11)
Third Quarter ...      55       3,065      (3,010)        (4,060)          (0.08)
Fourth Quarter ..      61       4,159      (4,098)        (4,784)          (0.10)
                     ----     -------    --------       --------          ------
   Total Year ...    $334     $14,679    $(14,345)      $(18,094)         $(0.41)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our Director of Finance and Financial Reporting, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Director of Finance and Financial Reporting have concluded that as of the end of such fiscal year, our current disclosure controls and procedures were not effective, because of the material weakness in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address this weakness as described below. With the exception of such weakness, however, the Chief Executive Officer and the Director of Finance and Financial Reporting believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     b) Material Weaknesses and Changes in Internal Controls. During the audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm identified a material weakness, as of December 31, 2005, regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits and the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force ("EITF") 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure Management is in the process of implementing remedial controls to address these matters. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, as a consequence of the material weakness, were deemed to be immaterial but were nevertheless recorded by the Company.

In addition, as described in an amendment to the Form 10-K for our fiscal year ended December 31, 2004 (the "10-K Amendment"), management concluded that, as of December 31, 2004, we had three material weaknesses in our internal control over financial reporting. Since December 31, 2004, we have made the following changes in our internal control over financial reporting in order to address these material weaknesses:

1. INTERNAL CONTROL REVIEW -- AUDIT COMMITTEE EFFECTIVENESS. As noted in the 10-K Amendment, the Audit Committee of our Board of Directors and management initially underestimated the complexity and depth of work that would be required to comply with the internal control review required under Section 404 of the Sarbanes-Oxley Act of 2002, as well as the comprehensive nature of the internal control assessment. As a result, this process was begun later than appropriate and certain remediation efforts were not completed or tested until after December 31, 2004.

Since December 31, 2004, management and the Audit Committee have implemented remedial measures to address these matters, including establishment of a Disclosure Committee, more rigorous and documented internal sub-certification procedures, and commitment of additional resources to document and monitor ongoing changes to our internal control over financial reporting, and to document Audit Committee involvement with all of the foregoing. As of December 31, 2005, management believes that the implementation of these controls has been completed and they are operating effectively.

2. INFORMATION TECHNOLOGY CONTROLS AND PROCESS CONTROLS. As noted in the 10-K Amendment, management determined that, as of December 31, 2004, we did not adequately document and implement certain controls over information technology. These areas include certain change management and vendor management procedures. In addition, certain financial computer program application controls and related access controls relating to information security were not adequately implemented. Back-up and recovery processes were not adequately documented, and testing of recovery procedures was not implemented. As of December 31, 2005, management believes that the implementation of these controls has been completed and they are operating effectively.

3. CONTROLS OVER CASH DISBURSEMENTS. As noted in the 10-K Amendment, management determined that, as of December 31, 2004, inadequate internal controls existed over our processing of cash disbursements. Specifically, during the fiscal year ended December 31, 2004, a number of checks, which we believe to be not greater than nine, were issued from our account without signature, and a number of checks, in amounts greater than $7,500, which we believe to be not greater than eight, were issued from our account with only one signature, when our internal policy requires that checks greater than that amount be issued with two signatures. In all instances reviewed by us, the disbursements had been appropriately authorized and were valid disbursements. Since December 31, 2004, we have implemented remedial controls to address this matter, involving a review of checks prior to issuance to ensure their signature. As of December 31, 2005, management believes that the implementation of these controls has been completed and they are operating effectively.

     c) Except for the changes in controls described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     d) As a result of a ruling by the SEC, effective December 27, 2005, the definition of the term "accelerated filer" has been revised to permit an accelerated filer that has a market value of voting and non-voting common equity held by non-affiliates of less than $50 million as of the last day of its second fiscal quarter to exit accelerated filer status at the end of the fiscal year in which the market value of such common equity falls below $50 million and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. In consequence of these changes, and because the market value of the Company's common equity was less than $50 million as of the last day of the Company's second fiscal quarter, the Company is not required to comply with Sarbanes-Oxley Section 404 requirements relating to an audit of its internal controls for the fiscal year ended December 31, 2005. As such, no audit of internal controls was conducted for the fiscal year ended December 31, 2005, by our independent registered public accounting firm and, therefore, no opinion has been rendered on whether the controls implemented to mitigate the material weaknesses identified during the 2004 audit of internal control over financial reporting have been effective.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  IDENTIFICATION OF DIRECTORS.

     Pursuant to our certificate of incorporation, the Board of Directors is divided into three classes, each of which serves a term of three years. Class C consists of Mr. McCurdy and Dr. Novitch, whose terms will expire at the Annual Meeting of Stockholders in 2006. Class A consists of Ms. Breslow, Mr. Dalby and Mr. Moore, whose terms will expire at the Annual Meeting of Stockholders in 2007. Class B consists of Mr. Moch, Dr. Bransome and Dr. Naimark, whose terms will expire at the Annual Meeting of Stockholders in 2008.

     The current Board of Directors is comprised of the following persons:

                                          Served as a
Name                              Age   Director Since           Positions with Alteon
----                              ---   --------------   ------------------------------------
Kenneth I. Moch ...............    51        1998        Chairman of the Board, President and
                                                         Chief Executive Officer
Edwin D. Bransome, Jr., M.D. ..    72        1999        Director
Marilyn G. Breslow ............    61        1988        Director
Alan J. Dalby .................    69        1994        Director
David K. McCurdy ..............    55        1997        Director
Thomas A. Moore ...............    55        2001        Director
George M. Naimark, Ph.D. ......    81        1999        Director
Mark Novitch, M.D. ............    73        1994        Director

     The principal occupations and business experience, for at least the past five years, of each director are as follows:

     Kenneth I. Moch, Chairman of the Board, President and Chief Executive Officer, joined the Company in February 1995, as Senior Vice President, Finance and Business Development and Chief Financial Officer. Mr. Moch became President, Chief Executive Officer and a Director of the Company in December 1998. In June 2001, he was named Chairman of the Board. From 1990 to 1995, Mr. Moch served as President and Chief Executive Officer of Biocyte Corporation, a cellular therapy company that pioneered the use of cord blood stem cells in transplantation therapy. Mr. Moch was a founder and the Managing General Partner of Catalyst Ventures, a seed venture capital partnership, and was a founder of The Liposome Company, Inc. in Princeton, New Jersey, where he served as Vice President from 1982 to 1988. Previously, he was a management consultant with McKinsey & Company, Inc. and a biomedical technology consultant with Channing, Weinberg & Company, Inc. Mr. Moch received an A.B. in Biochemistry from Princeton University, and an M.B.A. with emphasis in Finance and Marketing from the Stanford Graduate School of Business.

     Edwin D. Bransome, Jr., M.D., has been a Director of the Company since July 1999. Dr. Bransome has been a consultant to CSRA Renal Services LLC since 2000. He is a Professor of Medicine and Physiology Emeritus at the Medical College of Georgia. He retired as Chief of the Section of Endocrinology and Metabolism in 2000, is the Past-President of the United States Pharmacopoeia Convention and has been a member of the USP Board of Trustees since 1990. He served on the Georgia Department of Medical Assistance (Medicaid) Drug Utilization Board from 1992 to 2000 and was its first Chairman. Currently, Dr. Bransome is in medical practice as a consultant in Endocrinology. He is a member of the editorial board of the journal, Diabetes Care. Dr. Bransome has had faculty positions at the Scripps Clinic and Research Foundation, MIT and the Harvard University School of Medicine. He received his A.B. in 1954 from Yale University and received his M.D. from Columbia University College of Physicians and Surgeons in 1958. His post-graduate training in Internal Medicine and Clinical Endocrinology fellowship was at the Peter Bent Brigham Hospital in Boston and in Biochemistry at Columbia University College of Physicians and Surgeons.

     Marilyn G. Breslow has been a Director of the Company since June 1988. She had been a Portfolio Manager/Analyst for W. P. Stewart & Co., Inc., the research subsidiary of W. P. Stewart & Co., Ltd., an investment advisory firm, since 1990, and was previously President of the New York office of WPS, Inc. She was a General

Partner of Concord Partners and a Vice President of Dillon, Read & Co., Inc. from 1984 to 1990. Prior to Dillon, Read & Co., she worked at Polaroid Corporation from 1973 to 1984 and was with Peat, Marwick, Mitchell and Company from 1970 to 1972 and ICF, Inc. from 1972 to 1973. Ms. Breslow holds a B.S. degree from Barnard College and an M.B.A. from the Harvard Graduate School of Business Administration.

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

     David K. McCurdy has been a Director of the Company since June 1997. He is currently the President of Electronic Industries Alliance ("EIA"), the premier trade organization representing more than 2,100 of the world's leading electronics manufacturers. Before becoming President of EIA in November 1998, Mr. McCurdy was Chairman and Chief Executive Officer of the McCurdy Group L.L.C., a business consulting and investment firm focused on high-growth companies in the fields of healthcare, high technology and international business, which he formed in 1995. Prior to forming the McCurdy Group, Mr. McCurdy served for 14 years in the United States House of Representatives from the fourth district of Oklahoma. He attained numerous leadership positions, including Chairman of the House Intelligence Committee and subcommittee chairs in both the House Armed Services Committee and the Science and Space Committee. He held a commission in the United States Air Force Reserve attaining the rank of major and serving as a Judge Advocate General (JAG). A 1972 graduate of the University of Oklahoma, Mr. McCurdy received his J.D. in 1975 from the University of Oklahoma College of Law. He also studied international economics at the University of Edinburgh, Scotland, as a Rotary International Graduate Fellow.

     Thomas A. Moore has been a Director of the Company since October 2001. He was President and Chief Executive Officer of Biopure Corporation, a leading developer, manufacturer and marketer of oxygen therapeutics for the treatment of anemia and other applications, from 2002 to 2004. Prior to joining Biopure in 2002, Mr. Moore was President and Chief Executive Officer of Nelson Communications Worldwide, one of the largest providers of healthcare marketing services globally. From 1992 to 1996, Mr. Moore was President of Procter & Gamble's worldwide prescription and over-the-counter healthcare products business, and Group Vice President of the Procter & Gamble Company. Mr. Moore holds a B.A. in History from Princeton University.

     George M. Naimark, Ph.D., has been a Director of the Company since July 1999. He is President of Naimark & Barba, Inc., a management consultancy, since September 1966, and Naimark & Associates, Inc., a private healthcare consulting organization, since February 1994. Dr. Naimark has more than 30 years of experience in the pharmaceutical, diagnostic and medical device industries. His experience includes management positions in research and development, new product development and quality control. In addition, Dr. Naimark has authored books on patent law, communications and business, as well as many articles that appeared in general business, marketing, scientific and medical journals and was the editor of a medical journal. He received his Ph.D. from the University of Delaware in 1951, and received a B.S. and M.S. from Bucknell University in 1947 and 1948, respectively.

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

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS

     The following table identifies our current executive officers:

                                                                              IN CURRENT
NAME                   AGE            CAPACITIES IN WHICH SERVED           POSITIONS SINCE
----                   ---   -------------------------------------------   ---------------
Kenneth I. Moch ....    51   Chairman of the Board                         June 2001
                             President and Chief Executive Officer         December 1998
Mary T. Phelan(1) ..    43   Director of Finance and Financial Reporting   May 2005

----------
(1) Mary Phelan has served as our Director of Finance and Financial Reporting since May 2005. Prior to that, she served as our Controller since October 2003. From July 2000 to September 2003, Ms. Phelan served as our Assistant Controller. Prior to joining us, Ms. Phelan was accounting manager at Medicom Communications Corporation from August 1999 to July 2000. Ms. Phelan is a Certified Public Accountant who has held several accounting positions, including Senior Accountant at KPMG, LLP. Ms. Phelan received a BBA in Certified Public Accounting from Pace University.

(c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

     Not applicable.

(d)  FAMILY RELATIONSHIPS.

     There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

(e)  BUSINESS EXPERIENCE.

     The business experience of each of our directors, including executive officers who also serve as our directors, is set forth in Item 10(a), "Identification of Directors" of this Annual Report on Form 10-K and the business experience of those executive officers who are not also our directors is set forth in Item 10(b), "Identification of Executive Officers" of this Annual Report on Form 10-K.

     The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a), "Identification of Directors" of this Annual Report on Form 10-K.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)  PROMOTERS AND CONTROL PERSONS.

     Not applicable.

(h) AND (i) AUDIT COMMITTEE FINANCIAL EXPERT AND IDENTIFICATION OF AUDIT COMMITTEE.

     The Board of Directors has an Audit Committee, which oversees the accounting and financial reporting processes and the audits of our financial statements. In 2005, the Audit Committee was comprised of Edwin D. Bransome, Jr., M.D., Marilyn G. Breslow, Alan J. Dalby, David K. McCurdy, Thomas A. Moore, George M. Naimark, Ph.D., and Mark Novitch, M.D. All of the members of the Audit Committee are independent, as such term is defined by Section 121.A of the American Stock Exchange listing standards. The Board of Directors does not currently have an "audit committee financial expert," within the meaning of applicable regulations of the Securities and Exchange Commission, serving on its Audit Committee. The Board of Directors believes that one or more members of the Audit Committee satisfy the financial sophistication requirement of the American Stock Exchange and are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements; (ii) assessing the application of GAAP in connection with our accounting for estimates, accruals and reserves; (iii) analyzing and evaluating our financial statements; (iv) understanding our internal controls and procedures for financial reporting; and
(v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that these members may not have obtained these attributes through the experience specified in the Securities and Exchange Commission's rules with respect to audit committee financial experts, and therefore may not qualify to serve in that role.

(j)  PROCEDURES FOR STOCKHOLDER NOMINATIONS TO OUR BOARD OF DIRECTORS.

     No material changes to the procedures for nominating directors by our stockholders were made in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Forms 3, 4 and 5, and any amendments thereto, they file.

     Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions in our equity securities during fiscal year 2005.

Code of Ethics

     We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.alteon.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the American Stock Exchange, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the annual and long-term compensation for the fiscal years ended December 31, 2005, 2004 and 2003, of our Chief Executive Officer and our three other highly compensated executive officers who were serving as executive officers at December 31, 2005, or who served as executive officers during the fiscal year ended December 31, 2005 (collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                  LONG-TERM
                                                                COMPENSATION
                                   ANNUAL COMPENSATION             AWARDS
                                ------------------------         SECURITIES         ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY    BONUS      UNDERLYING OPTIONS   COMPENSATION
---------------------------     ----   -------   -------     ------------------   ------------
                                         ($)       ($)               (#)               ($)
Kenneth I. Moch ..........      2005   382,454        --           150,000          15,930(1)
   President and Chief          2004   367,744   100,000(2)        600,000          13,619(3)
   Executive Officer            2003   353,600   200,000(4)        100,000           3,000(5)
Judith S. Hedstrom (6) ...      2005   300,000        --                --           3,500(5)
   Chief Operating Officer      2004   250,000    75,000(2)        400,000           3,250(5)
                                2003   223,600    78,333(7)        150,000           3,000(5)
Elizabeth A. O'Dell (8) ..      2005   101,667        --                --           3,500(5)
   Vice President, Finance      2004   183,872    30,000(2)         63,000           3,250(5)
   Secretary and Treasurer      2003   176,800    30,000(9)        150,000           3,000(5)
Mary T. Phelan (10) ......      2005   131,667    32,500            44,000           2,400(5)
   Director of Finance and
   Financial Reporting

----------

(1) Represents expenses for a car allowance of $11,430 and matching 401(k) contributions of $4,500.

(2) Represents a deferred p erformance bonus relating to the year ended December 31, 2004, paid in 2005.

(3) Represents expenses for a car allowance of $9,619 and matching 401(k) contributions of $4,000.

(4) Includes a $100,000 deferred performance bonus relating to the year ended December 31, 2003, paid in 2004.

(5)  Represents matching 401(k) contributions.

(6)  Ms. Hedstrom resigned effective January 31, 2006.

(7) Includes a $45,000 deferred performance bonus relating to the year ended December 31, 2003, paid in 2004.

(8)  Ms. O'Dell resigned effective May 18, 2005.

(9) Includes a $20,000 deferred performance bonus relating to the year ended December 31, 2003, paid in 2004.

(10) Ms. Phelan became our Director of Finance and Financial Reporting in May 2005.

     The following tables set forth certain information concerning grants and exercises of stock options during the fiscal year ended December 31, 2005, to and by the Named Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                                                                  POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED
                                            PERCENT OF                               ANNUAL RATES OF
                           NUMBER OF      TOTAL OPTIONS                                STOCK PRICE
                           SECURITIES       GRANTED TO    EXERCISE                  APPRECIATION FOR
                           UNDERLYING      EMPLOYEES IN    OR BASE                   OPTION TERM (1)
                        OPTIONS GRANTED    FISCAL YEAR      PRICE    EXPIRATION   --------------------
NAME                          (#)              (%)         ($/SH)       DATE        5% ($)   10% ($)
----                    ---------------   -------------   --------   ----------     ------   -------
Kenneth I. Moch......       150,000            64.7          0.75     02/28/10      31,082    68,682
Mary T. Phelan.......        20,000             8.6          0.58     05/02/15       7,295    18,487
                             24,000            10.3          0.35     07/25/15       5,283    13,387
Judith S. Hedstrom...            --              --           N/A          N/A         N/A       N/A
Elizabeth A. O'Dell..            --              --           N/A          N/A         N/A       N/A

----------
(1) The dollar amounts under these columns are the result of calculations assuming that the price of Alteon common stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of our stock price over the option term of 10 years.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF SECURITIES
                                                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                           SHARES                        OPTIONS AT             IN-THE-MONEY OPTIONS AT
                          ACQUIRED                    DECEMBER 31, 2005           DECEMBER 31, 2005(1)
                             ON        VALUE                (#)                          ($)
                          EXERCISE   REALIZED   ---------------------------   ---------------------------
NAME                         (#)       ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      --------   --------   -----------   -------------   -----------   -------------
Kenneth I. Moch .......      --          --      1,150,000         --             --             --
Judith S. Hedstrom ....      --          --        825,000         --             --             --
Elizabeth A. O'Dell ...      --          --        576,167         --             --             --
Mary T. Phelan ........      --          --         81,730         --             --             --

----------
(1) No values are shown in these columns because none of the reported exercisable options were in-the-money at December 31, 2005.

Compensation of Directors

     All of the directors are reimbursed for their expenses for each Board meeting attended. Directors who are not also compensated as our employees receive $1,500 per Board meeting attended in person and $1,000 for each Board meeting attended by telephone.

     Pursuant to our 2005 Stock Plan, non-employee directors also receive, upon the date of their election or re-election to the Board and on the dates of the next two Annual Meetings of Stockholders (subject to their continued service on the Board of Directors), a stock option to purchase 20,000 shares of common stock (subject to adjustment if they received stock options upon appointment to the Board between Annual Meetings of Stockholders to fill a vacancy or newly created directorship) at an exercise price equal to the fair market value of the common stock on the date of grant. Each of these options will vest and become exercisable upon completion of one full year of service and shall have a term of ten years regardless of whether the director ceases to be a director of the Company.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

     We entered into a three-year amended and restated employment agreement with Kenneth I. Moch as of December 15, 2004. Under the terms of the amended and restated employment agreement, Mr. Moch serves as our Chief Executive Officer and is entitled to an annual salary for the 2006 fiscal year of $382,454. The term of his employment is for a three-year period.

     We entered into a three-year amended and restated employment agreement with Judith S. Hedstrom as of February 11, 2005. Under the terms of the amended and restated employment agreement, Ms. Hedstrom served as our Chief Operating Officer and was entitled to an annual salary of $300,000 per annum. The term of her employment is for a three-year period. Ms. Hedstrom resigned effective January 31, 2006.

     By letter agreement dated December 22, 2003, we entered into an amended and restated employment agreement with Elizabeth A. O'Dell for an additional three years. Pursuant to this letter agreement, Ms. O'Dell received stock options to purchase an aggregate of 100,000 shares of common stock and was entitled to an annual salary of $182,872 (subject to annual review by the Board of Directors) plus an annual bonus awarded at the discretion of the Board of Directors. Based on the provisions of her agreement, in December 2004, the Board of Directors approved an increase in Ms. O'Dell's base salary to $191,227. Ms. O'Dell resigned effective May 18, 2005.

     In addition to provisions in the above-described agreements requiring each individual to maintain the confidentiality of our information and assign inventions to us, such executive officers have agreed that during the terms of their agreements and for one year thereafter, they will not compete with us by engaging in any capacity in any business that is competitive with our business. The employment agreements with Mr. Moch and Ms. Hedstrom provide that either party may terminate the agreement upon 30 days' prior written notice, subject to a salary continuation obligation of Alteon if it terminates the agreements without cause. Mr. Moch and Ms. Hedstrom will receive a 12-month salary continuation under such circumstances. The employment agreements with Mr. Moch and Ms. Hedstrom provide that they are entitled to receive benefits upon a change in control of Alteon, including payment of an amount equal to their base salary payable each month for a period of 12 months following the change in control. Mr. Moch and Ms. Hedstrom may elect to receive this payment, if it is made, in a lump sum, subject to a discount equal to the then applicable federal rate.

     On December 15, 2005, the Compensation Committee of the Board of Directors of Alteon Inc. approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. Approximately 1.47 million options were accelerated, of which approximately 1.3 million belong to executive officers and non-employee members of the Board of Directors.

Change in Control Severance Benefits Plan

     In February 1996, we adopted the Alteon Inc. Change in Control Severance Benefits Plan ("the Change in Control Severance Plan") to protect and retain qualified employees and to encourage their full attention, free from distractions caused by personal uncertainties and risks in the event of a pending or threatened change in control of Alteon. The Change in Control Severance Plan provides for severance benefits to certain employees upon certain terminations of employment after or in connection with a change in control of Alteon as defined in the Change in Control Severance Plan. Following a qualifying termination that occurs as a result of a change in control, our executive officers will be entitled to continuation of (i) their base salary for a period of 24 months, and (ii) all benefit programs and plans providing for health and insurance benefits for a period of up to 18 months. In addition, upon a change in control of us, all outstanding unexercisable stock options held by certain employees that are participants in the Change in Control Severance Plan will become exercisable. The Change in Control Severance Plan was terminated in November 2005.

Alteon Severance Plan

     The Alteon Severance Plan ("the Alteon Severance Plan"), which became effective June 1, 2005, provides for severance payments and benefits to certain employees upon termination of their employment as a result of a triggering event as defined in the Alteon Severance Plan. Upon a triggering event, these employees will be entitled to continuation of (i) their base salary for a period of up to six months, and (ii) all benefit programs and plans providing for health care coverage for a period of up to three months. Our obligation to provide severance payments and benefits to each employee ends if the employee secures employment during such time periods. Mary T. Phelan, our Director of Finance and Financial Reporting, is entitled to the benefits of the Alteon Severance Plan.

401(k) Plan

     We have a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,000 in 2006) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan does not require that we make additional matching contributions to the 401(k) Plan on behalf of participants in the 401(k) Plan. However, in 1998, we began making discretionary contributions at a rate of 25% of employee contributions up to a maximum of 5% of their base salary. Contributions by employees to the 401(k) Plan and income earned on such contributions are not taxable to employees until the contributions are withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan, at the direction of each participant, invest the assets of the 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

     The persons who served as members of the Compensation Committee of the Board of Directors during 2005 were Alan J. Dalby, Edwin D. Bransome, Jr., M.D., Marilyn G. Breslow, David K. McCurdy, Thomas A. Moore, George M. Naimark, Ph.D., and Mark Novitch, M.D. None of the members of the Compensation Committee was an officer, former officer or employee of Alteon or had any relationship with us that requires disclosure under Item 404 of the Security and Exchange Commission's Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2006, except as otherwise set forth below, by (i) each person who is known by us to own beneficially more than 5% of the common stock, (ii) each Director, (iii) each individual named in the Summary Compensation Table on page 36 hereof and (iv) all current Directors and executive officers as a group:

                                                                 AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER (1)                                   BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS (2)
----------------------------                                   -----------------------   --------------------
Charles Livingston Grimes
   P.O. Box 136
   Mendenhall, PA 19357.....................................         5,400,000(3)                9.3%
Kenneth I. Moch.............................................         1,152,123(4)                1.9%
Edwin D. Bransome, Jr., M.D.................................           132,500(5)                  *
Marilyn G. Breslow..........................................           154,867(6)                  *
Alan J. Dalby...............................................           154,867(7)                  *
David K. McCurdy............................................           166,067(8)                  *
Thomas A. Moore.............................................           119,000(9)                  *
George M. Naimark, Ph.D.....................................          142,337(10)                  *
Mark Novitch, M.D...........................................          421,067(11)                  *
Mary T. Phelan..............................................           82,590(12)                  *
Judith S. Hedstrom..........................................          825,000(13)                1.4%
Elizabeth A. O'Dell.........................................          613,667(14)                1.0%
All current directors and officers as a group (9 persons)...        2,525,418(15)                4.2%

----------
*    Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Applicable percentage of ownership is based on 57,996,711 shares of common stock outstanding.

(3) As set forth in Schedule 13D/A, dated August 18, 2005, filed by Mr. Grimes with the Securities and Exchange Commission.

(4) Includes 2,023 shares of common stock and 1,150,000 shares of common stock subject to options which were exercisable as of March 15, 2006, and 100 shares held by Mr. Moch's sons. Does not include options to purchase 1,652,000 shares of common stock held in trust for Mr. Moch's minor children, for which Mr. Moch's wife is the trustee and Mr. Moch disclaims beneficial ownership.

(5) Includes 10,000 shares of common stock held directly by Dr. Bransome, 2,500 shares held by his wife and 120,000 shares of common stock subject to options that were exercisable as of March 15, 2006.

(6) Includes 154,867 shares of common stock subject to options that were exercisable as of March 15, 2006.

(7) Includes 12,467 shares of common stock held directly by Mr. Dalby and 142,400 shares of common stock subject to options which were exercisable as of March 15, 2006.

(8) Includes 166,067 shares of common stock subject to options which were exercisable as of March 15, 2006.

(9) Includes 24,000 shares of common stock held directly by Mr. Moore and 95,000 shares of common stock subject to options which were exercisable as of March 15, 2006.

(10) Includes 5,000 shares of common stock held directly by Dr. Naimark, 4,000 shares held jointly by Dr. Naimark and his wife and 133,337 shares of common stock subject to options which were exercisable as of March 15, 2006.

(11) Includes 5,000 shares of common stock held jointly by Dr. Novitch and his wife and 416,067 shares of common stock subject to options that were exercisable as of March 15, 2006.

(12) Includes 860 shares of common stock held directly by Ms. Phelan and 81,730 shares of common stock subject to options which were exercisable as of March 15, 2006.

(13) Includes 825,000 shares of common stock subject to options that were exercisable as of March 15, 2006.

(14) Includes 37,500 shares of common stock held directly by Ms. O'Dell and 576,167 shares of common stock subject to options which were exercisable as of March 15, 2006.

(15) Includes 2,459,468 shares of common stock subject to options which were exercisable as of March 15, 2006.

Equity Compensation Plan Information

     The following table sets forth information concerning the number of outstanding options, the weighted average exercise price of those securities and the number of securities remaining to be granted under existing equity plans, whether approved or not approved by security holders, as of December 31, 2005:

                                        NUMBER OF SECURITIES    WEIGHTED-AVERAGE   NUMBER OF SECURITIES
                                          TO BE ISSUED UPON    EXERCISE PRICE OF    REMAINING AVAILABLE
                                             EXERCISE OF          OUTSTANDING       FOR FUTURE ISSUANCE
                                        OUTSTANDING OPTIONS,   OPTIONS, WARRANTS   UNDER EXISTING EQUITY
PLAN CATEGORY                            WARRANTS AND RIGHTS       AND RIGHTS       COMPENSATION PLANS
-------------                           --------------------   -----------------   ---------------------
Equity compensation plans approved
   by security holders(1)............         6,486,665              $2.12               4,807,978
Equity compensation plans not
   approved by security holders......                --                 --                      --
                                              ---------              -----               ---------
      Total..........................         6,486,665              $2.12               4,807,978

----------
(1) These plans consist of our Amended and Restated 1987 Stock Option Plan, our Amended 1995 Stock Option Plan and our 2005 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our Audit Committee reviews and approves, in advance, all related party transactions.

     Since January 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL PUBLIC ACCOUNTING FEES AND SERVICES.

     The following table summarizes the fees paid or payable to J. H. Cohn LLP for services rendered for the fiscal year ended December 31, 2005:

                          FISCAL YEAR ENDED
      TYPE OF FEES        DECEMBER 31, 2005
      ------------        -----------------
Audit Fees.............        $288,966
Audit -Related Fees....           7,150
Tax Fees...............              --
All Other Fees.........              --
                               --------
   Total Fees..........        $296,116
                               ========

     The following table summarizes the fees paid or payable KPMG LLP for services rendered for the fiscal year ended December 31, 2005:

                          FISCAL YEAR ENDED
      TYPE OF FEES        DECEMBER 31, 2005
      ------------        -----------------
Audit Fees.............         $ 7,500
Audit -Related Fees....           3,500
Tax Fees...............              --
All Other Fees.........           3,325
                                -------
   Total Fees..........         $14,325
                                =======

     The following table summarizes the fees paid or payable J.H. Cohn LLP for services rendered for the fiscal year ended December 31, 2004:

                          FISCAL YEAR ENDED
      TYPE OF FEES        DECEMBER 31, 2004
      ------------        -----------------
Audit Fees.............         $47,667
Audit -Related Fees....           1,500
Tax Fees...............              --
All Other Fees.........              --
                                -------
   Total Fees..........         $49,167
                                =======

     The following table summarizes the fees paid or payable KPMG LLP for services rendered for the fiscal year ended December 31, 2004:

                          FISCAL YEAR ENDED
      TYPE OF FEES        DECEMBER 31, 2004
      ------------        -----------------
Audit Fees.............         $ 83,000
Audit -Related Fees....               --
Tax Fees...............           12,150
All Other Fees.........           26,828
                                --------
   Total Fees..........         $121,978
                                ========

     Information set forth below the caption "audit fees" relates to fees we paid the independent registered public accountants for professional services for the audit of our financial statements included in our Form 10-K, review of our financial statements included in our Forms 10-Q and for the issuance of comfort letters and/or consents in connection with registration statements. 2005 Audit Fees to J.H. Cohn LLP also include $196,239 for work related to the audit of our internal controls over financial reporting and related attestation to management's report on the effectiveness of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. "Audit-Related Fees" are fees we paid for assurance and related services by the independent registered public accountants that are reasonably related to the performance of the audit or review of our financial statements, including special procedures required to meet certain regulatory requirements. "All Other Fees" are fees paid to KPMG LLP for the year ended December 31, 2005 and December 31, 2004 related to an audit of a third-party vendor. "Tax fees" are fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Accountants

     The Audit Committee pre-approves all audit and legally permissible non-audit services provided by the independent accountants. The Audit Committee pre-approved all services performed by the independent accountants during 2004 and 2005.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

     (a) Financial Statements.

          Our audited financial statements and the Reports of Independent Registered Public Accounting Firms are appended to this Annual Report on Form 10-K. Reference is made to the "Index to Financial Statements" on page 45.

     (b)  Exhibits.

          The exhibits required to be filed are listed on the "Exhibit Index" attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March, 2006.

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

              Signature                                     Title                           Date
              ---------                                     -----                           ----


/s/ Kenneth I. Moch                     Chairman of the Board,                         March 30, 2006
-------------------------------------   President and Chief Executive Officer
Kenneth I. Moch                         (principal executive officer)


/s/ Mary T. Phelan                      Director of Finance and Financial Reporting    March 30, 2006
-------------------------------------   (principal financial and accounting officer)
Mary T. Phelan


/s/ Edwin D. Bransome, Jr., M.D.        Director                                       March 30, 2006
-------------------------------------
Edwin D. Bransome, Jr., M.D.


/s/ Marilyn G. Breslow                  Director                                       March 30, 2006
-------------------------------------
Marilyn G. Breslow


/s/ Alan J. Dalby                      Director                                        March 30, 2006
-------------------------------------
Alan J. Dalby


/s/ David K. McCurdy                    Director                                       March 30, 2006
-------------------------------------
David K. McCurdy


/s/ Thomas A. Moore                     Director                                       March 30, 2006
-------------------------------------
Thomas A. Moore


/s/ George M. Naimark, Ph.D.            Director                                       March 30, 2006
-------------------------------------
George M. Naimark, Ph.D.


/s/ Mark Novitch, M.D.                  Director                                       March 30, 2006
-------------------------------------
Mark Novitch, M.D.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm - J.H. Cohn LLP ..   46

Report of Independent Registered Public Accounting Firm - KPMG LLP .......   47

Financial Statements:
   Balance Sheets at December 31, 2005 and 2004 ..........................   48

   Statements of Operations for the years ended
      December 31, 2005, 2004 and 2003 ...................................   49

   Statements of Stockholders' Equity for the years ended
      December 31, 2005, 2004 and 2003 ...................................   50

   Statements of Cash Flows for the years ended
      December 31, 2005, 2004 and 2003 ...................................   51

   Notes to Financial Statements .........................................   52

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alteon Inc.

We have audited the accompanying balance sheets of Alteon Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. as of December 31, 2005 and 2004, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of approximately $13,000,000 and used approximately $14,000,000 of cash in operating activities during the year ended December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ J.H. Cohn LLP

Roseland, New Jersey
January 31, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alteon Inc.:

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Alteon Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Alteon Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP

Short Hills, New Jersey
March 3, 2004

                                   ALTEON INC.
                                 BALANCE SHEETS

                                                                    December 31,    December 31,
                                                                        2005            2004
                                                                   -------------   -------------
                             ASSETS

Current Assets:
   Cash and cash equivalents ...................................   $   6,582,958   $  11,175,762
   Other current assets ........................................         216,290         159,364
                                                                   -------------   -------------
      Total current assets .....................................       6,799,248      11,335,126
Property and equipment, net ....................................          55,154         107,269
Restricted cash ................................................         150,000         200,000
Other assets ...................................................         129,195              --
                                                                   -------------   -------------
      Total assets .............................................   $   7,133,597   $  11,642,395
                                                                   =============   =============
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ............................................   $     351,232   $     593,094
   Accrued expenses ............................................         790,705       2,002,381
                                                                   -------------   -------------
      Total liabilities ........................................       1,141,937       2,595,475
                                                                   -------------   -------------
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $0.01 par value,
      1,993,329 shares authorized, and 1,389 and 1,277 shares
      of Series G and 4,172 and 3,836 shares of Series H
      issued and outstanding, as of December 31, 2005 and
      December 31, 2004, respectively. The liquidation value
      at December 31, 2005 and December 2004 was
      $55,613,905 and $51,127,569, respectively ................              56              51
   Common stock, $0.01 par value,
      300,000,000 and 175,000,000 shares authorized, and
      57,996,711 and 48,472,898 shares issued and
      outstanding, as of December 31, 2005 and
      December 31, 2004, respectively ..........................         579,967         484,729
   Additional paid-in capital ..................................     228,225,082     214,274,790
   Accumulated deficit .........................................    (222,813,445)   (205,712,650)
                                                                   -------------   -------------
      Total stockholders' equity ...............................       5,991,660       9,046,920
                                                                   -------------   -------------
Total liabilities and stockholders' equity .....................   $   7,133,597   $  11,642,395
                                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                            STATEMENTS OF OPERATIONS

                                                             Year ended December 31,
                                                   ------------------------------------------
                                                       2005           2004           2003
                                                   ------------   ------------   ------------
Income:
   Investment income ...........................   $    358,446   $    182,574   $    179,006
   Other income ................................        100,000        151,821             --
                                                   ------------   ------------   ------------
      Total income .............................        458,446        334,395        179,006
                                                   ------------   ------------   ------------
Expenses:
   Research and development ....................      9,074,244     10,147,298      9,929,704
   General and administrative ..................      4,325,225      4,531,953      5,046,357
                                                   ------------   ------------   ------------
      Total expenses ...........................     13,399,469     14,679,251     14,976,061
                                                   ------------   ------------   ------------
Loss before income tax benefit .................    (12,941,023)   (14,344,856)   (14,797,055)
   Income tax benefit ..........................        326,564        386,210        344,637
                                                   ------------   ------------   ------------
Net loss .......................................    (12,614,459)   (13,958,646)   (14,452,418)
   Preferred stock dividends ...................      4,486,336      4,135,145      3,790,847
                                                   ------------   ------------   ------------
Net loss applicable to common stockholders .....   $(17,100,795)  $(18,093,791)  $(18,243,265)
                                                   ============   ============   ============
Basic/diluted net loss per share applicable
   to common stockholders ......................   $      (0.30)  $      (0.41)  $      (0.50)
                                                   ============   ============   ============
Weighted average common shares used in
   computing basic/diluted net loss per share
   applicable to common stockholders ...........     57,639,255     44,349,015     36,189,655
                                                   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Preferred                                                        Accumulated
                                         Stock          Common Stock       Additional                      Other          Total
                                    --------------  --------------------     Paid-in     Accumulated   Comprehensive  Stockholders'
                                    Shares  Amount    Shares     Amount      Capital       Deficit     Income/(Loss)      Equity
                                    ------  ------  ----------  --------  ------------  -------------  -------------  -------------
Balances at
DECEMBER 31, 2002 ................   4,320    $43   33,600,841  $336,008  $183,341,416  $(169,375,594)    $ 1,364     $ 14,303,237
                                                                                                                      -------------
   Net loss ......................      --     --           --        --            --    (14,452,418)         --      (14,452,418)
   Change in unrealized gains/
      (losses) ...................      --     --           --        --            --             --      (1,364)          (1,364)
                                                                                                                      ------------
   Comprehensive loss ............                                                                                     (14,453,782)
   Issuance of Series G and H
      preferred stock dividends ..     379      4           --        --     3,790,843     (3,790,847)         --               --
   Exercise of employee stock
      options ....................      --     --       51,688       517        54,937             --          --           55,454
   Public offerings of common
      stock ......................      --     --    6,757,146    67,571    15,360,705             --          --       15,428,276
   Exercise of warrants ..........      --     --       57,473       575          (575)            --          --               --
   Compensation expense related to
      variable plan employee stock
      options ....................      --     --           --        --        20,019             --          --           20,019
   Compensation expense in
      connection with the issuance
      of non-qualified stock
      options granted to non-
      employees ..................      --     --           --        --        31,228             --          --           31,228
                                     -----    ---   ----------  --------  ------------  -------------     -------     ------------
DECEMBER 31, 2003 ................   4,699     47   40,467,148   404,671   202,598,573   (187,618,859)         --       15,384,432
   Net loss ......................      --     --           --        --            --    (13,958,646)         --      (13,958,646)
   Issuance of Series G and H
      preferred stock dividends ..     414      4           --        --     4,135,141     (4,135,145)         --               --
   Exercise of employee stock
      options ....................      --     --        5,750        58         5,027             --          --            5,085
   Public offerings of common
      stock ......................      --     --    8,000,000    80,000     7,501,318             --          --        7,581,318
   Compensation expense in
      connection with the issuance
      of non-qualified stock
      options granted to non-
      employees ..................      --     --           --        --        34,731             --          --           34,731
                                     -----    ---   ----------  --------  ------------  -------------     -------     ------------
DECEMBER 31, 2004 ................   5,113     51   48,472,898   484,729   214,274,790   (205,712,650)         --        9,046,920
   Net loss ......................      --     --           --        --            --    (12,614,459)         --      (12,614,459)
   Issuance of Series G and H
      preferred stock dividends ..     448      5           --        --     4,486,331     (4,486,336)         --               --
   Public offerings of common
      stock ......................      --     --    9,523,813    95,238     9,437,057             --          --        9,532,295
   Compensation expense in
      connection with the issuance
      of non-qualified stock
      options granted to non-
      employees ..................      --     --           --        --        26,904             --          --           26,904
                                     -----    ---   ----------  --------  ------------  -------------     -------     ------------
DECEMBER 31, 2005 ................   5,561    $56   57,996,711  $579,967  $228,225,082  $(222,813,445)    $    --     $  5,991,660
                                     =====    ===   ==========  ========  ============  =============     =======     ============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                            STATEMENTS OF CASH FLOWS

                                                                  Year ended December 31,
                                                        ------------------------------------------
                                                            2005           2004           2003
                                                        ------------   ------------   ------------
Cash flows from operating activities:
   Net loss .........................................   $(12,614,459)  $(13,958,646)  $(14,452,418)

Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization .................         65,223         74,870        502,826
      Stock compensation expense ....................         26,904         34,731         31,228
      Gain on sale of laboratory equipment ..........             --        (51,821)            --
      Non-cash compensation expense related to
         variable plan employee stock options .......             --             --         20,019

Changes in operating assets and liabilities:
      Other assets ..................................        (56,926)        66,075        (82,315)
      Accounts payable and accrued expenses .........     (1,453,538)       724,922     (1,925,570)
                                                        ------------   ------------   ------------
         Net cash used in operating activities ......    (14,032,796)   (13,109,869)   (15,906,230)
                                                        ------------   ------------   ------------

Cash flows from investing activities:
      Capital expenditures ..........................        (13,108)       (81,175)       (86,167)
      Proceeds from sale of laboratory equipment ....             --         51,821             --
      Purchases of marketable securities ............             --             --     (3,015,164)
      Maturities of marketable securities ...........             --             --      6,000,000
      Restricted cash ...............................         50,000         50,000       (250,000)
      Deferred acquisition costs ....................       (129,195)            --             --
                                                        ------------   ------------   ------------
         Net cash (used in)/provided by investing
            activities ..............................        (92,303)        20,646      2,648,669
                                                        ------------   ------------   ------------

Cash flows from financing activities:
      Net proceeds from issuance of common stock ....      9,532,295      7,581,318     15,428,276
      Net proceeds from exercise of employee stock
         options ....................................             --          5,085         55,454
                                                        ------------   ------------   ------------
         Net cash provided by financing activities ..      9,532,295      7,586,403     15,483,730
                                                        ------------   ------------   ------------
Net (decrease)/increase in cash and cash equivalents      (4,592,804)    (5,502,820)     2,226,169
Cash and cash equivalents, beginning of year ........     11,175,762     16,678,582     14,452,413
                                                        ------------   ------------   ------------
Cash and cash equivalents, end of year ..............   $  6,582,958   $ 11,175,762   $ 16,678,582
                                                        ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business (unaudited)

     Alteon Inc., or Alteon, or the Company, is a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease and diabetes. In past years, the Company identified several promising product candidates that represent novel approaches to some of the largest pharmaceutical markets. Alteon has advanced one of these products into Phase 2 clinical trials.

     Alteon's drug candidate, alagebrium chloride or alagebrium (formerly ALT-711), is a product of the Company's drug discovery and development program. Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction. It has been tested in approximately 1,000 patients in a number of Phase 1 and Phase 2 clinical trials. Alteon's goal is to develop alagebrium in diastolic heart failure (DHF). This disease represents a rapidly growing market of unmet need, particularly common among diabetic patients, and alagebrium has demonstrated relevant clinical activity in two Phase 2 clinical trials.

     In June 2005, the SPECTRA (Systolic Pressure EfficaCy and Safety TRial of Alagebrium) Phase 2b trial in systolic hypertension, was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium and the Company has ceased development of alagebrium for this indication.

     Also, in June 2005, Alteon announced that it had submitted preclinical toxicity data on alagebrium to two divisions of the FDA's Center for Drug Evaluation and Research (CDER), specifically the Division of Cardio-Renal Drug Products (the Cardio-Renal division) and the Division of Reproductive and Urologic Drug Products (the Reproductive/Urologic division). The preclinical toxicity data were submitted in support of the Company's view that liver alterations previously observed in rats, and reported in December 2004, were related to the male rat metabolism and not to genotoxic pathways. Subsequent preliminary data on liver alterations in rats had caused the Company to voluntarily suspend enrolling new patients into all of its alagebrium clinical trials in February 2005.

     Following review of the rat liver data, the Reproductive/Urologic division placed on clinical hold further enrollment in the EMERALD (Efficacy and Safety of AlagebriuM in ERectile Dysfunction in MALe Diabetics) study, the Company's Phase 2a study of alagebrium in diabetic patients with erectile dysfunction, and requested further preclinical toxicity data, which it submitted in August 2005. After review of these data, the Reproductive/Urologic division decided to maintain the clinical hold pending further preclinical testing. Therefore, in January 2006, the Company announced that it had withdrawn the investigational new drug application (IND) for the EMERALD study. Alteon decided instead to commit its resources to development of alagebrium in cardiovascular diseases. There can be no assurance that Alteon will ever pursue the development of alagebrium for the ED indication.

     In August 2005, in order to enable the Company to move forward with the continued development of alagebrium, it announced that it had engaged the services of Burrill & Company (Burrill) to assist in developing and identifying options designed to diversify its portfolio of product candidates and to enhance the ability to raise financing in the future. Such potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger into another company, and debt and equity financing. Burrill has identified a number of potential transactions and we are currently in discussions with one company regarding the acquisition of a cardiovascular therapeutic technology. The Company is also in discussions with Genentech regarding the restructuring of their preferred stock position in the Company. There can be no assurances that it will be able to consummate a transaction. However, as a result of its current financial situation, any continued development of alagebrium by the Company is contingent upon its entering into one or more strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development.

     The Company's business is subject to significant risks including, but not limited to, (1) Alteon's ability to obtain sufficient additional funding in the near term, whether through a strategic collaboration agreement or otherwise, to allow it to resume the development of alagebrium and to continue operations, (2) the ability to renegotiate its preferred stock agreement with Genentech, (3) the ability to resume enrollment in its clinical studies

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

of alagebrium should we have adequate financial and other resources to do so,
(4) the risks inherent in its research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for its product candidates, (5) its reliance on alagebrium, which is its only significant drug candidate, (6) uncertainties associated with obtaining and enforcing its patents and with the patent rights of others, (7) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (8) technological change and competition, (9) manufacturing uncertainties, and (10) dependence on collaborative partners and other third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during preclinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

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

Financial Instruments

     Financial instruments reflected in the balance sheets are recorded at cost, which approximates fair value for cash equivalents, restricted cash and accounts payable.

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

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

     The Company accounts for employee stock-based compensation and awards issued to non-employee directors using the intrinsic value method under Accounting Principles Board (APB), Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, under which no compensation cost (excluding those options granted below fair market value) has been recognized. Stock option awards issued to consultants and contractors are accounted for in accordance with Statement of Financial Accounting Standards (SFAS), No. 123, "Accounting for Stock-Based Compensation," SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued To Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services." In March 2000, the Financial Accounting Standards Board (FASB), released Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." The interpretation became effective on July 1, 2000, but in some circumstances applies to transactions that occurred prior to the effective date. Under the interpretation, stock options that are repriced must be accounted for as variable-plan arrangements until the options are exercised, forfeited or expire.

     If the Company had applied the fair value recognition provisions of SFAS No. 123 to its employee and director option grants and had amortized the value over the vesting period, the Company's pro forma net loss and net loss per share applicable to common stockholders for 2005, 2004 and 2003 would be as follows:

                                                                   Year Ended December 31,
                                                         ------------------------------------------
                                                             2005           2004           2003
                                                         ------------   ------------   ------------
Net loss, as reported.................................   $(12,614,459)  $(13,958,646)  $(14,452,418)
Add: Variable non-cash stock compensation expense
     recognized in the statements of operations                    --             --         20,019
Less: Total stock-based compensation expense
      determined under fair value method..............     (1,701,681)      (868,390)    (1,316,721)
                                                         ------------   ------------   ------------
Pro forma net loss....................................    (14,316,140)   (14,827,036)   (15,749,120)
Preferred stock dividends.............................      4,486,336      4,135,145      3,790,847
                                                         ------------   ------------   ------------
Pro forma net loss applicable to common stockholders..   $(18,802,476)  $(18,962,181)  $(19,539,967)
                                                         ============   ============   ============
Net loss per share applicable to common stockholders:
   Basic/diluted, as reported.........................   $      (0.30)  $      (0.41)  $      (0.50)
   Basic/diluted, pro forma...........................   $      (0.33)  $      (0.43)  $      (0.54)

     The fair value of each stock option grant, for recognition or disclosure purposes, is calculated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004 and 2003, respectively: weighted average risk-free interest rate of 3.72%, 3.34 % and 3.24%, respectively; weighted average expected life of 3.54, 4.07 and 5.31 years, respectively, and the contractual life for grants to consultants and contractors; expected dividend yield of 0%; and weighted average expected volatility of 135.55%, 134.16% and 132.35%, respectively.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," which is a revision of SFAS 123 and supersedes APB 25 and related guidance. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the date of grant. As a result of the issuance of SFAS 123(R), the Company will be required to expense the fair value of employee stock options over the service period, beginning January 1, 2006.

     On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. Approximately 1.47 million options were accelerated, of which, approximately 1.3 million belong to executive officers and non-employee members of the board of directors.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

     The Company believes that because all options that have been accelerated have exercise prices in excess of the current market value of the Company's common stock, the options have limited economic value. The Company also implemented the acceleration program to eliminate non-cash compensation expenses that would have been recorded in future periods following the Company's adoption of SFAS 123(R) in the first quarter of fiscal 2006. SFAS 123(R) requires recognizing compensation expense for any unvested stock options at the date of adoption of SFAS 123(R) over the remaining requisite service period of the options. The future expense that will be eliminated as a result of the option acceleration is approximately $613,000 which would have been recognized over a period of four years, the time period during which all of the out of the money options would have vested and the expense is included in the pro-forma disclosure in compliance with SFAS 123.

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

Net Loss Per Share Applicable to Common Stockholders

     Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of December 31, 2005, 2004 and 2003 was 286,187,720, 50,297,525 and 36,969,371
shares, respectively.

NOTE 2 -- LIQUIDITY

     The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $222,813,445 at December 31, 2005, and expects to incur net losses, potentially greater than losses in prior years, for a number of years assuming the Company is able to continue as a going concern, of which there can be no assurance.

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

     As of December 31, 2005, the Company had working capital of $5,657,311, including $6,582,958 of cash and cash equivalents. During 2005, the Company sold 9,523,813 shares of common stock, raising net proceeds of $9,532,295 (see Note
7). The Company's cash used in operating activities for the years ended December 31, 2005, 2004 and 2003 was $14,032,796, $13,109,869 and $15,906,230,
respectively.

     Alteon expects to utilize cash and cash equivalents to fund its operating activities, including any continued development of its lead compound, alagebrium. However, as a result of the discontinuation of the Phase 2b

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

SPECTRA trial in systolic hypertension and a decrease in its financial resources, it has significantly curtailed all product development activities of alagebrium and expects to have further reduced expenses in the first half of 2006. While the Company intends to pursue development of alagebrium in high potential cardiovascular indications such as heart failure, any continued development of alagebrium by the Company is contingent upon its entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development. The Company may not be able to enter into a strategic collaboration agreement with respect to alagebrium on reasonable terms, or at all. No enrollment or other activity is taking place with respect to any of its Phase 2 trials of alagebrium pending the resolution of its financial resource issues.

     In August 2005, in order to enable the Company to move forward with the continued development of alagebrium, it announced that it had engaged the services of Burrill & Company to assist in developing and identifying strategic options designed to diversify its portfolio of product candidates and to enhance its ability to raise financing in the future. Potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger into another company, and debt and equity financing. Burrill has identified a number of potential transactions and we are currently in discussions with one company regarding the acquisition of a cardiovascular therapeutic technology. We are also in discussions with Genentech regarding the restructuring of their preferred stock position in the Company. If the Company is unable to complete such a transaction on reasonable terms, it will not have the ability to continue as a going concern after mid-2006. As part of the exploration of its strategic options, it is considering various transactions that could result in our being required to make payment of certain obligations in the amount of approximately $2.0 million (unaudited), including severance, lease and other contractual and regulatory requirements. In association with developing and identifying strategic options, certain costs have been deferred relating to a potential acquisition of $129,195.

     The amount and timing of the Company's future capital requirements will depend on numerous factors, including the timing of resuming its research and development programs, if at all, the number and characteristics of product candidates that the Company pursues, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

     Selling securities to satisfy its short-term and long-term capital requirements may have the effect of materially diluting the current holders of the Company's outstanding stock. The Company may also seek additional funding through corporate collaborations and other financing vehicles. Potential financing sources may be dissuaded from investing in the Company in light of the fact that Genentech, Inc., as the sole holder of the outstanding shares of the Company's Series G and Series H Preferred Stock, currently has a significant liquidation preference and voting position, on an as-converted to common stock basis. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to its technologies or product candidates. If the Company decides to pursue a merger, several factors may make it difficult for it to complete such a transaction, including the current uncertain state of its regulatory pathway for alagebrium and the Genentech preferred stock position. Even if the Company completes a merger, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company or any meaningful return on investment to its stockholders.

NOTE 3 -- PROPERTY AND EQUIPMENT

                                                        December 31,
                                                   ---------------------
                                                      2005        2004
                                                   ---------   ---------
Laboratory equipment............................   $  24,650   $  24,650
Furniture and equipment.........................     218,627     218,627
Computer equipment..............................     155,067     141,959
                                                   ---------   ---------
                                                     398,344     385,236
Less: Accumulated depreciation & amortization...    (343,190)   (277,967)
                                                   ---------   ---------
                                                   $  55,154   $ 107,269
                                                   =========   =========

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 -- ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                        December 31,
                                                   ----------------------
                                                      2005         2004
                                                   ---------   ----------
Clinical trial expense..........................   $ 282,854   $1,326,175
Professional fees...............................     195,375      255,756
Payroll and related expenses....................     238,344      293,813
Other...........................................      74,132      126,637
                                                   ---------   ----------
                                                   $ 790,705   $2,002,381
                                                   =========   ==========

NOTE 6 -- COMMITMENTS  AND CONTINGENCIES

Commitments

     On December 1, 2003, Alteon signed a 37-month lease for office space in Parsippany, New Jersey. Annual rent over the term of the lease ranges from $260,000 in the first year to $280,000 in the third year. As a provision of the lease, Alteon provided a letter of credit, which is collateralized with a $150,000 restricted certificate of deposit at December 31, 2005 ($200,000 at December 31, 2004). Rent expense for the years ended December 31, 2005, 2004 and 2003 was $266,294, $351,499 and $674,493, respectively. We have employment agreements with key executives, which provide severance and/or change in control benefits. If we terminate all of the agreements, we are subject to obligations totaling $1,717,668. On January 31, 2006, Judith Hedstrom, our COO, resigned and was paid one year's salary in the amount of $300,000 and COBRA benefits for up to 18 months. She is entitled to an additional one-year's salary upon a change in control.

     As of December 31, 2005, future minimum rentals under operating leases, including employment agreements and office equipment, which have initial or remaining non-cancelable terms in excess of one year are as follows:

               Operating Leases
               ----------------
2006........       $336,727
2007........          8,737
Thereafter..             --
                   --------
                   $345,464
                   ========

     Contingencies

     In the ordinary course of its business, the Company may from time to time be subject to claims and lawsuits.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 -- STOCKHOLDERS' EQUITY

Common/Preferred Stock Issuances

     In January 2005, Alteon completed a public offering of 9,523,813 shares of common stock at $1.05 per share, which provided net proceeds of approximately $9,532,295. In connection with this offering, the Company issued a five-year warrant to purchase 312,381 shares of common stock at $1.37 per share.

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

     In connection with a 2000 offering of common stock, Alteon issued a seven-year warrant to purchase 1,133,636 shares of common stock of which 1,046,174 are outstanding as of December 31, 2005. In connection with subsequent offerings, the exercise price of 953,890 of the 2000 Warrants was adjusted to $1.00 per share, which could be adjusted further if Alteon sells common stock below $1.00 per share. The exercise price of 46,142 of the 2000 Warrants, which was adjusted to $2.92 per share, and 46,142 of the 2000 Warrants, which was adjusted to $2.93 per share, are not subject to further adjustment upon the sale of more common stock.

     The following table summarizes the outstanding warrants:

  Warrants Outstanding at      Warrants Outstanding at
     December 31, 2005            December 31, 2004
--------------------------   --------------------------
            Exercise Price               Exercise Price
 Warrants     Per Warrant     Warrants     Per Warrant
---------   --------------   ---------   --------------
  312,381        $1.37         272,500        $1.30
  272,500         1.30         953,890         1.00
  953,890         1.00          46,142         2.93
   46,142         2.93          46,142         2.92
                             ---------
   46,142         2.92       1,318,674
---------                    =========
1,631,055
=========

     In December 1997, the Company and Genentech, Inc., or Genentech, entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of common stock, Series G Preferred Stock and Series H Preferred Stock. In December 1997, Genentech purchased common stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 and $14,544,000, respectively, of Series H Preferred Stock. As of December 31, 2005, 2004 and 2003, respectively, $4,486,336, $4,135,145 and $3,790,847 of Preferred Stockholder dividends were recorded. Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days' prior written notice, into the number of shares of common stock determined by dividing

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

$10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. At December 31, 2005, the Series G and Series H Preferred Stock would have been convertible into 69,464,500 common stock shares and 208,605,500 common stock shares, respectively, and had a total liquidation value of $55,613,905. The Series G and Series H Preferred Stock have no voting rights.

Stock Option Plan

     In March 2005, the Company's Board of Directors approved the adoption of a new stock plan, the "2005 Stock Plan." Upon shareholder approval of the 2005 Stock Plan at the Company's 2005 annual meeting, the two existing stock option plans were terminated. However, between the two plans, 6,294,643 stock options remain outstanding. Options to purchase up to 5,000,000 shares of the Company's common stock may be granted under the 2005 Stock Plan of which 192,022 stock options are outstanding.

     The plan is administered by a committee of the Board of Directors, which may grant either non-qualified or incentive stock options. The committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over various periods and may expire no later than 10 years from date of grant. Each option entitles the holder to purchase one share of common stock at the indicated exercise price. The plan also provides for certain antidilution and change in control rights, as defined.

     The following table summarizes the activity in the Company's stock options:

                                                               Weighted
                                                Weighted        Average
                                                 Average      Grant Date
                                  Options    Exercise Price   Fair Value
                                ----------   --------------   ----------
Balance, December 31, 2002 ..    5,436,279        $3.08

Granted at market price .....      812,465         2.41          $1.99
Exercised ...................      (51,688)        1.07
Canceled ....................     (217,738)        5.13
                                ----------
Balance, December 31, 2003 ..    5,979,318         2.93

Granted at market price .....    1,663,409         1.09          $0.89
Exercised ...................       (5,750)        0.88
Canceled ....................   (1,087,670)        4.39
                                ----------
Balance, December 31, 2004 ..    6,549,307         2.22

Granted at market price .....      375,022         0.47          $0.39
Exercised ...................           --           --
Canceled ....................     (437,664)        2.24
                                ----------
Balance, December 31, 2005 ..    6,486,665        $2.12
                                ==========        =====

     Stock options exercisable at December 31, 2005, 2004 and 2003 were 6,486,665, 4,132,909 and 4,337,316, respectively, at weighted average grant date exercise prices of $2.12, $2.64 and $3.06, respectively.

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

     The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2005:

                                 Options Outstanding at                Options Exercisable at
                                   December 31, 2005                      December 31, 2005
                   -------------------------------------------------   ----------------------
                                         Weighted           Weighted                 Weighted
    Range of                              Average            Average                  Average
    Exercise          Number             Remaining          Exercise      Number     Exercise
     Prices        Outstanding   Contractual Life (Years)     Price    Exercisable     Price
    --------       -----------   ------------------------   --------   -----------   --------
$0.200 - $ 0.875    1,222,427              4.29               $0.75     1,222,427      $0.75
 0.930 -   1.000       21,500              8.21                0.93        21,500       0.93
 1.030 -   1.030    1,306,219              8.93                1.03     1,306,219       1.03
 1.063 -   1.560    1,309,663              5.17                1.28     1,309,663       1.28
 1.625 -   2.600    1,073,460              6.15                2.24     1,073,460       2.24
 2.875 -   4.380      939,792              4.56                3.83       939,792       3.83
 4.406 -  15.000      613,604              4.16                6.20       613,604       6.20
                    ---------                                           ---------
$0.200 - $15.000    6,486,665              5.75               $2.12     6,486,665      $2.12
                    =========                                           =========

     Expenses recorded for options granted to consultants totaled $26,904, $34,731, and $31,228 in 2005, 2004 and 2003, respectively.

     On February 2, 1999, the Company repriced certain stock options. In accordance with FIN No. 44, the Company recognized a total non-cash stock compensation expense resulting from the repricing for the years ended December 31, 2005, 2004 and 2003 of $0, $0 and $20,019, respectively. As of December 31,
2005, there were 359,909 repriced options outstanding, which expire on various dates through January 2008.

NOTE 8 -- SAVINGS AND RETIREMENT PLAN

     The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. In 1998, the Company began making discretionary contributions at a rate of 25% of an employee's contribution up to a maximum of 5% of the employee's base salary, as defined. The Company made contributions of $50,703, $62,641 and $59,183 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 9 -- INCOME TAXES

     The components of the deferred tax assets and the valuation allowance are as follows:

                                                           December 31,
                                                   ---------------------------
                                                       2005           2004
                                                   ------------   ------------
Net operating loss carryforwards ...............   $ 57,600,000   $ 57,700,000
Research and development credits ...............      8,600,000      8,400,000
Capitalized research and development expenses ..     13,800,000     11,800,000
Other temporary differences ....................        100,000        700,000
                                                   ------------   ------------
Gross deferred tax assets ......................     80,100,000     78,600,000
Valuation allowance ............................    (80,100,000)   (78,600,000)
                                                   ------------   ------------
Net deferred tax assets ........................   $         --   $         --
                                                   ============   ============

                                   ALTEON INC.
                          NOTES TO FINANCIAL STATEMENTS

     The effective tax rate varied from the statutory rate, as follows:

                                                          December 31,
                                                    -----------------------
                                                     2005     2004     2003
                                                    -----    -----    -----
Statutory federal income tax rate ...............   (34.0)%  (34.0)%  (34.0)%
State income tax rate (net of federal) ..........    (6.0)%   (6.0)%   (6.0)%
Certain nondeductible expenses ..................     0.1%     0.1%     0.0%
Effect of net operating loss carryforwards and
   valuation allowance ..........................    37.4%    37.2%    37.7%
                                                    -----    -----    -----
   Effective tax rate ...........................    (2.5)%   (2.7)%   (2.3)%
                                                    =====    =====    =====

     At December 31, 2005, the Company had available federal net operating loss carryforwards of $159,565,000, which expire in the years 2006 through 2025 for income tax purposes and state net operating loss carryforwards of $56,141,000, which expire in the years 2005 through 2012. In addition, the Company has federal research and development tax credit carryforwards of $6,906,000 and state research and development tax credit carryforwards of $1,646,000. The amount of federal net operating loss and research and development tax credit carryforwards that can be utilized in any one period may become limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period.

     Given the Company's history of incurring operating losses, management believes that it is unlikely that any of the deferred tax assets will be recoverable. As a result, a valuation allowance equal to the gross deferred tax assets was established. The valuation allowance increased by $1,500,000, $4,700,000 and $5,100,000 in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, the Company sold $4,077,000, $3,456,000 and $2,083,000, respectively, of its state net operating loss carryforwards and $0, $123,000 and $209,000, respectively, of its state research and development tax credit carryforwards under the State of New Jersey's Technology Business Tax Certificate Transfer Program, or the Program. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale of the Company's carryforwards and credits in 2005, 2004 and 2003 were $327,000, $386,000 and $345,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. Due to the uncertainty at any time as to the Company's ability to effectuate the sale of Alteon's available New Jersey state net operating losses, and since the Company has no control or influence over the Program, the benefits are recorded once the agreement with the counterparty is signed and the sale is approved by the State.

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

3.13 Amended Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and
          Qualifications, Limitations or Restrictions or Series F Preferred
          Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company's Report on Form 10-Q filed on August 9, 2005, SEC File
          Number 001-16043.)

3.14*     Certificate of Amendment to Restated Certificate of Incorporation of
          Alteon Inc., dated October 24, 2005.

                                  EXHIBIT INDEX

Exhibit
   No.    Description of Exhibit
-------   ----------------------
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

4.10      Form of Common Stock Purchase Warrant, dated July 2, 2004.
          (Incorporated by reference to Exhibit 4.10 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 2005, SEC File
          Number 000-16043.)

4.11      Form of Common Stock Purchase Warrant, dated January 5, 2005.
          (Incorporated by reference to Exhibit 4.11 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 2005, SEC File
          Number 000-16043.)

4.12      Amended and Restated Stockholder Rights Agreement between Alteon Inc.
          and American Stock Transfer & Trust Company as Rights Agent, dated as of July 27, 2005. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed on July 27, 2005,
          SEC File Number 001-16043.)

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

                                  EXHIBIT INDEX

Exhibit
  No.     Description of Exhibit
-------   ----------------------
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

                                  EXHIBIT INDEX

Exhibit
  No.     Description of Exhibit
-------   ----------------------
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

 10.19+   Amended and Restated Employment Agreement between Alteon Inc. and
          Kenneth I. Moch, dated as of December 15, 2004, amending Amended and
          Restated Employment Agreement, dated as of December 15, 1998.
          (Incorporated by reference to Exhibit 10.19 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 2005, SEC File
          Number 000-16043.)

 10.20+   Amended and Restated Employment Agreement between Alteon Inc. and
          Judith S. Hedstrom, dated February 11, 2005, amending Employment
          Agreement, dated as of February 11, 2002. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, SEC File Number 000-16043.)

 10.21    Alteon Inc. Description of Director Compensation Arrangements.
          (Incorporated by reference to Exhibit 10.21 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 2005, SEC File
          Number 000-16043.)

 10.22    Alteon Inc. Description of Executive Officer Compensation
          Arrangements. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2005, SEC File Number 000-16043.)

 10.23    Alteon Inc. 2005 Stock Plan. (Incorporated by reference to Exhibit
          99.1 to the Company's Current Report on Form 8-K filed on July 6,
          2005, SEC File Number 001-16043.)

 10.24 Form of Employee's Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q filed on August 9, 2005, SEC File Number 001-16043.)

 10.25    Form of Director's Formula Award Non-Qualified Stock Option Grant
          Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q filed on August 9, 2005, SEC File Number
          001-16043.)

 10.26    Form of Consultant's Non-Qualified Stock Option Grant Agreement.
          (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly
          Report on Form 10-Q filed on August 9, 2005, SEC File Number
          001-16043.)

 10.27*   Notice of Option Acceleration.

 10.28*   Alteon Inc. Severance Plan and Summary Plan Description.

 23.1*    Consent of J.H. Cohn LLP.

 23.2*    Consent of KPMG LLP.

 31.1*    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

 31.2*    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

 32.1*    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

----------
*    Filed herewith.
+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) to this Form 10-K.