Form 10-Q
period 2006-03-31
ALTEON INC /DE
filed 2006-05-15
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large accelerated filer ___Accelerated filer ___Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___ No  X

On May 1, 2006, 68,336,711 shares of the registrant’s Common Stock were outstanding.

Page 1 of 33 pages

ALTEON INC.

PART I - FINANCIAL INFORMATION

ITEM l.  Condensed Financial Statements (Unaudited).

ALTEON INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2006	2005
Current Assets:

Cash and cash equivalents	$4,469,170	$6,582,958
Other current assets	72,742	216,290

Total current assets	4,541,912	6,799,248

Property and equipment, net	40,681	55,154
Restricted cash	150,000	150,000
Other assets	424,111	129,195

Total assets	$5,156,704	$7,133,597

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable	$190,055	$351,232
Accrued expenses	596,316	790,705

Total liabilities	786,371	1,141,937

Stockholders' Equity:

Preferred Stock, $0.01 par value,
1,993,329 shares authorized, and 1,418 and 1,389 shares of Series G and 4,261 and 4,172 shares of Series H issued and outstanding, as of March 31, 2006 and December 31, 2005, respectively. The liquidation value at March 31, 2006 and December 31, 2005 was $56,789,227 and $55,613,905 respectively	57	56

Common Stock, $0.01 par value, 300,000,000 shares authorized, and 57,996,711 shares issued and outstanding, as of March 31, 2006 and December 31, 2005, respectively	579,967	579,967

Additional paid-in capital	229,400,403	228,225,082

Accumulated deficit	(225,610,094)	(222,813,445)

Total stockholders’ equity	4,370,333	5,991,660

Total liabilities and stockholders' equity	$5,156,704	$7,133,597

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:

Investment income	$60,364	$99,149

Total income	60,364	99,149

Expenses:

Research and development	449,840	3,641,100
General and administrative	1,231,851	1,100,348

Total expenses	1,681,691	4,741,448

Net loss	(1,621,327)	(4,642,299)

Preferred stock dividends	1,175,322	1,071,578

Net loss applicable to common stockholders	$(2,796,649)	$(5,713,877)

Basic/diluted net loss per share applicable to common stockholders	$(0.05)	$(0.10)

Weighted average common shares used in computing basic/diluted net loss per share applicable to common stockholders	57,996,711	56,547,028

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	5,561	$56	57,996,711	$579,967	$228,225,082	$(222,813,445)	$5,991,660
Net loss	---	---	---	---	---	(1,621,327)	(1,621,327)
Issuance of Series G and H preferred stock dividends	118	1	---	---	1,175,321	(1,175,322)	---
Balance, March 31, 2006	5,679	$57	57,996,711	$579,967	$229,400,403	$(225,610,094)	$4,370,333

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006		2005
Cash flows from operating activities:
Net loss	$(1,621,327)		$(4,642,299)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,473		17,269
Stock compensation expense	---		65,707

Changes in operating assets and liabilities:
Other current assets	143,548		(332,194)
Accounts payable and accrued expenses	(448,566)		(399,992)

Net cash used in operating activities	(1,911,872)		(5,291,509)

Cash flows from investing activities:
Capital expenditures	---		(760)
Other assets	(201,916)		---

Net cash used in investing activities	(201,916)		(760)

Cash flows from financing activities:
Net proceeds from issuance of common stock	---		9,532,295

Net cash provided by financing activities	---		9,532,295

Net (decrease)/increase in cash and cash equivalents	(2,113,788)		4,240,026
Cash and cash equivalents, beginning of period	6,582,958		11,175,762

Cash and cash equivalents, end of period	$4,469,170		$15,415,788

Supplemental disclosure of cash flow information:
Accrual of deferred merger costs	$93,000	$	---

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Note 2 - Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $225,610,094 as of March 31, 2006, and expects to incur net losses, potentially greater than losses in prior years, for a number of years, assuming the Company is able to continue as a going concern, of which there can be no assurance.

The Company has financed its operations through proceeds from the sale of common and preferred equity securities, revenue from former collaborative relationships, reimbursement of certain of its research and development expenses by collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and the sale of a portion of the Company’s New Jersey state net operating loss carryforwards and research and development tax credit carryforwards.

As of March 31, 2006, the Company had working capital of $3,755,541, including $4,469,170 of cash and cash equivalents. The Company’s net cash used in operating activities for the three months ended March 31, 2006 was $1,911,872 and for the year ended December 31, 2005 was $14,032,796.

The Company has entered into a definitive merger agreement whereby it will combine operations with HaptoGuard, Inc., a privately-held biotechnology company, and under which Genentech, Inc.’s preferred stock position in the Company will be restructured. The merger and associated preferred stock restructuring transactions are subject to the approval of Alteon and HaptoGuard shareholders and are expected to close early in the third quarter of 2006. The merger will be accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. See Note 6 - Subsequent Events.

In addition, the Company has completed an equity financing that resulted in net proceeds to Alteon of approximately $2.5 million. The new financing, as well as the Company’s current cash and cash equivalents, will be used to help fund future development efforts of the combined companies, including studies for two Phase 2 clinical-stage compounds focused on cardiovascular disease in diabetic patients. See Note 6 - Subsequent Events.

The Company may continue to pursue fund-raising possibilities through the sale of its equity securities after the merger is completed. If the Company is unable to complete the merger, is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, Alteon will not have the ability to continue as a going concern after late 2006. As part of the merger, there are associated costs that could result in the Company being required to make payment of certain obligations in the amount of approximately $2.0 million, including severance and other contractual and regulatory requirements. In association with developing and identifying strategic options, certain costs have been deferred relating to the merger of $424,000.

The amount and timing of the Company’s future capital requirements will depend on numerous factors, including the timing of resuming its research and development programs, if at all, the timing of completion of the merger with HaptoGuard, the number and characteristics of product candidates that it pursues, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

Selling securities to satisfy the Company’s short-term and long-term capital requirements may have the effect of materially diluting the current holders of its outstanding stock. Alteon may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates. If Alteon is unable to obtain the necessary funding, it may need to cease operations. Even if the Company completes the merger with HaptoGuard, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company or any meaningful return on investment to its stockholders.

Note 3 - Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values effective for the Company January 1, 2006. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company accounts for employee stock-based compensation, awards issued to non-employee directors, and stock options issued to consultants and contractors in accordance with SFAS 123R and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

The Company has adopted the new standard, SFAS 123R, effective January 1, 2006 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R, and that such costs be recognized over the remaining service period after the adoption date based on the options’ original estimate of fair value.

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. The acceleration and the fact that no options were issued in the three months ended March 31, 2006, resulted in the Company not being required to recognize aggregate compensation expense under SFAS 123R for the three months ended March 31, 2006.

Prior to adoption of SFAS 123R, the Company applied the intrinsic-value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which no compensation cost (excluding those options granted below fair market value) had been recognized. SFAS 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended.

Three Months Ended March 31, 2005
Net loss, as reported	$(4,642,299)
Less: Total stock-based employee and director compensation expense determined under fair value method	(464,128)
Pro forma net loss	(5,106,427)
Preferred stock dividends	1,071,578
Pro forma net loss applicable to common stockholders	$(6,178,005)

Net loss per share applicable to common stockholders:
Basic/diluted, as reported	$(0.10)
Basic/diluted, pro forma	$(0.11)

Note 4 - Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of March 31, 2006 and 2005, was 230,737,264 and 87,780,852 shares, respectively.

Note 5 - Stockholders’ Equity

Series G Preferred Stock and Series H Preferred Stock dividends are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended March 31, 2006 and 2005, preferred stock dividends of $1,175,322 and $1,071,578, respectively, were recorded. On March 31, 2006, the Series G and Series H Preferred Stock would have been convertible into 55,623,529 common stock shares and 167,079,216 common stock shares, respectively, and had a total liquidation value of $56,789,227. The Series G and Series H Preferred Stock have no voting rights.

Note 6 - Subsequent Events

Proposed merger with HaptoGuard

On April 19, 2006, the Company entered into a definitive merger agreement with Alteon Merger Sub, Inc., a wholly-owned subsidiary of Alteon, HaptoGuard, Inc. and Genentech, Inc. The merger agreement provides that upon the terms and subject to the conditions set forth in the merger agreement, Merger Sub will merge with and into HaptoGuard, with HaptoGuard becoming the surviving corporation and a wholly-owned subsidiary of the Company.

At the effective time of the merger, (a) pursuant to the terms of the Company’s certificate of incorporation and the merger agreement, Genentech will convert a portion of the Company’s preferred stock that it holds into shares of the Company’s common stock, such that the number of such shares of common stock to be issued will, when added to the shares of common stock already owned by Genentech, equal 19.99% of the Company’s outstanding common stock as calculated after the conversion of the preferred stock; (b) Genentech will transfer to HaptoGuard a portion of Company preferred stock held by it, in such an amount that will convert to a number of shares of Company common stock, in accordance with the terms of the Company’s certificate of incorporation and the terms of the merger agreement equal in value to $3,500,000 (the price per share of the Company common stock based on the volume-weighted average price of the per share selling prices on the American Stock Exchange for the twenty (20) trading days immediately preceding the signing of the merger agreement); (c) Genentech will transfer to the Company all of the remaining shares of Company preferred stock held by Genentech which are not either converted or transferred, and such shares of preferred stock shall cease to be outstanding, be canceled and retired without payment of any consideration therefor other than pursuant to the terms of the merger agreement and cease to exist; (d) every share of HaptoGuard common stock issued and outstanding immediately prior to the effective time of the merger (other than the dissenting shares) shall be converted into the right to receive a number of shares of Company common stock equal to the quotient of (i) the sum of (x) a number of shares of Company common stock to be issued by the Company to HaptoGuard stockholders at the effective time with a value of $5.3 million, plus (y) the number of shares of Company common stock to be issued pursuant to section (b) above at the effective time, the market value of (x) and (y) to be equal to $8,800,000, divided by (ii) the sum of (x) the number of outstanding shares of HaptoGuard common stock at the effective time, and (y) the number of Share Equivalents (as defined below) (the “Exchange Ratio”); and (e) each share of HaptoGuard common stock held in the treasury of HaptoGuard and each share of HaptoGuard common stock owned by the Company or by any direct or indirect wholly-owned subsidiary of HaptoGuard or the Company immediately prior to the effective time shall, by virtue of the merger and without any action on the part of the holder thereof, cease to be outstanding, be canceled and retired without payment of any consideration therefor other than pursuant to the terms of the merger agreement and cease to exist. The Company will assume each outstanding vested or unvested option to purchase HaptoGuard common stock, which will be exercisable following the merger for the number of shares of HaptoGuard common stock that were purchasable under such option immediately prior to the effective time of the merger multiplied by the Exchange Ratio (rounded down to the nearest whole number of shares of common stock) and the per share exercise price for the shares of HaptoGuard common stock issuable upon exercise of such assumed option will be equal to the quotient determined by dividing the exercise price per share of HaptoGuard common stock at which such option was exercisable immediately prior to the effective time of the merger by the Exchange Ratio (and rounding the resulting exercise price up to the nearest whole cent). All outstanding warrants to purchase HaptoGuard common stock will be exchanged for the right to receive a number of shares of Company common stock (“Share Equivalents”) at the effective time of the merger which will have a market value equal to the difference between (i) the market value of the product of the number of shares of HaptoGuard common stock that were purchasable under such warrants immediately prior to the Effective Time multiplied by the Exchange Ratio (rounded down to the nearest whole number of shares of Company common stock) and (ii) the total exercise price of such warrant.

HaptoGuard has made customary representations, warranties and covenants in the merger agreement, including, among others, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the merger agreement and consummation of the merger, (ii) not to engage in certain kinds of transactions during such period, and (iii) not to solicit proposals relating to alternative business combination transactions. The Company and Merger Sub have also made customary representations, warranties and covenants in the merger agreement, including covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the merger agreement and consummation of the merger and (ii) not to engage in certain kinds of transactions during such period.

Consummation of the merger is subject to certain conditions, including (i) receipt of any necessary governmental approvals, (ii) approval of the merger agreement and the merger by the stockholders of the Company and HaptoGuard, (iii) absence of any law or order prohibiting the consummation of the merger, and (iv) subject to certain exceptions, the accuracy of the representations and warranties made by HaptoGuard and by the Company.

The merger agreement contains certain termination rights for both HaptoGuard and the Company. Upon termination of the merger agreement under specified circumstances, the terminating party would be required to pay the other party a termination fee of $440,000 plus any payments already made pursuant to the merger agreement.

Private Placement

On April 21, 2006, the Company closed a private placement of Units, consisting of common stock and warrants, for gross proceeds of approximately $2.6 million. Each Unit consisted of one share of Company common stock and one warrant to purchase one share of Company common stock, comprising a total of 10,340,000 shares of Company common stock and warrants to purchase 10,340,000 shares of Company common stock.

The offering was made to accredited investors, as defined in and pursuant to an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Under the terms of the purchase agreement, the Units were sold at a price of $0.25 per Unit, and the warrants will be exercisable for a period of five years commencing six months from the date of issue at a price of $0.30 per share. Pursuant to the purchase agreement, investors have a right to participate in any closing of a subsequent financing by the Company of its common stock or common stock equivalents up to an aggregate amount equal to 50% of such subsequent financing until the second anniversary of the declaration of effectiveness by the Securities and Exchange Commission (“SEC”) of a registration statement for the resale of the shares of common stock and the shares of common stock underlying the warrants sold in the private placement. Rodman & Renshaw, LLC served as placement agent in the transaction and received a 6% placement fee which was paid in Units.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease in diabetic patients. We have identified several promising product candidates that we believe represent novel approaches to some of the largest pharmaceutical markets. We have advanced one of these products into Phase 2 clinical trials.

Our lead drug candidate, alagebrium chloride or alagebrium (formerly ALT-711), is a product of our drug discovery and development program. Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure and nephropathy, among others. It has been tested in approximately 1,000 patients in a number of Phase 1 and Phase 2 clinical trials. Our goal is to develop alagebrium in diastolic heart failure (“DHF”). This disease represents a rapidly growing market of unmet need, particularly common among diabetic patients, and alagebrium has demonstrated relevant clinical activity in two Phase 2 clinical trials.

In April 2006, we announced the signing of a definitive merger agreement with HaptoGuard, Inc., whereby the two companies will combine operations. The companies have complementary product platforms in cardiovascular diseases, diabetes and other inflammatory diseases. We have begun working with the HaptoGuard team in anticipation of the merger of the companies, and are preparing a Phase 2 protocol for alagebrium in heart failure in order to expand our clinical program in this therapeutic area. However, any continued development of alagebrium by us is contingent upon the successful completion of the merger and adequate funding for product development.

Following the merger, the combined company will have two products in Phase 2 clinical development:

➢
Alagebrium chloride (formally ALT-711), Alteon’s lead compound, is an Advanced Glycation End-product Crosslink Breaker being developed for heart failure. Data presented from two Phase 2 clinical studies at the American Heart Association meeting in November 2005 demonstrated the ability of alagebrium to improve overall cardiac function, including measures of diastolic and endothelial function. In these studies, alagebrium also demonstrated the ability to significantly reduce left ventricular mass. The compound has been tested in approximately 1,000 patients, which represents a sizeable human safety database, in a number of Phase 2 clinical trials.

➢
ALT-2074 (formerly BXT-51072), HaptoGuard’s licensed lead compound, is a glutathione peroxidase mimetic in development for reduction of mortality in post-myocardial infarction patients with diabetes. The compound has shown the ability to reduce infarct size by approximately 85% in a mouse model of heart attack called ischemia reperfusion injury.

Additionally, HaptoGuard owns a license to a proprietary genetic biomarker that has shown the potential to identify patients who are most responsive to the HaptoGuard compound.

The merger of the two companies will be structured as an acquisition by Alteon. Under the terms of the merger agreement, HaptoGuard shareholders will receive approximately 37.4 million shares of Alteon common stock (approximately 31% of total shares after completion of the merger.) As part of the merger, a portion of existing shares of Alteon preferred stock held by Genentech, Inc. will be converted into common stock, among other transactions. The merger and preferred stock restructuring transactions are subject to the approval of Alteon and HaptoGuard shareholders and are expected to close early in the third quarter of 2006.

In April 2006, we also announced the signing of definitive agreements for an equity financing which resulted in gross proceeds to us of approximately $2.6 million. The PIPE financing includes new and existing institutional investors, in which we sold approximately 10.3 million Units, consisting of common stock and warrants, for net proceeds after expenses and fees of approximately $2.5 million. Each Unit consists of one share of Alteon common stock and one warrant to purchase one share of Alteon common stock. The Units were sold at a price of $0.25 per Unit and the warrants are exercisable, commencing six months from the date of issuance, for a period of five years at an exercise price of $0.30 per share. The shares of common stock and warrants that were offered and sold in the financing were not registered under the Securities Act or state securities laws pursuant to an exemption from registration provided by Regulation D under the Securities Act. The Company has agreed to file a registration statement with the SEC for the resale of the shares of common stock and the shares of common stock underlying the warrants sold in the PIPE transaction. Rodman & Renshaw, LLC served as placement agent in the transaction and received a 6% placement fee which was paid in Units.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Key components of the proposed transactions between Alteon, HaptoGuard and Genentech are as follows:

➢	Alteon will acquire all outstanding equity of HaptoGuard. In exchange, HaptoGuard shareholders will receive from Alteon $5.3 million in Alteon common stock, or approximately 22.5 million shares.
➢
Genentech will convert a portion of its existing preferred Alteon stock to Alteon common stock. A portion of Genentech’s preferred stock, which when converted to common stock equals approximately $3.5 million in Alteon common stock, will be transferred to HaptoGuard shareholders.

➢	The remaining Alteon preferred stock held by Genentech will be cancelled.
➢	Genentech will receive milestone payments and royalties on net sales of alagebrium, as well as a right of first negotiation on ALT-2074.

We cannot predict at this time when enrollment in our clinical studies will resume, if ever. If we do not resume enrollment in one or more of our clinical studies, we will evaluate moving into more focused clinical trials in different indications or returning to our pre-clinical library of compounds to identify new compounds to bring forward for further evaluation. Should we be unable to resume enrollment in our clinical studies, in a timely manner, or at all, our business will be materially adversely affected.

We continue to evaluate potential pre-clinical and clinical studies in other therapeutic indications in which alagebrium may address significant unmet needs. In addition to our anticipated clinical studies in heart failure, we have conducted early research studies focusing on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including age-related macular degeneration (“AMD”), and glaucoma; and other diabetic complications, including renal diseases.

Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $225,610,094 as of March 31, 2006, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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

Our business is subject to significant risks including, but not limited to, (1) our ability to complete the announced merger between Alteon and HaptoGuard and to obtain sufficient additional funding to resume the development of alagebrium and to continue operations, (2) our ability to resume enrollment in our clinical studies of alagebrium should we have adequate financial and other resources to do so, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) our reliance on alagebrium, which is our only significant drug candidate, (5) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (6) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (7) technological change and competition, (8) manufacturing uncertainties, and (9) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during pre-clinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading Part II, Item 1A - Risk Factors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months ended March 31, 2006 and 2005

Total revenues for the three months ended March 31, 2006 and 2005, was $60,000 and $99,000, respectively. Revenues were derived from interest earned on cash and cash equivalents. The decrease from 2005 to 2006 was attributed to lower investment balances and partially offset by higher interest rates.

Our total expenses were $1,682,000 for the three months ended March 31, 2006, compared to $4,741,000 for the three months ended March 31, 2005, and in each period consisted primarily of research and development expenses. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

Research and development expenses were $450,000 for the three months ended March 31, 2006, as compared to $3,641,000 for the same period in 2005, a decrease of $3,191,000, or 87.6%. This decrease was attributed to decreased clinical trial costs and manufacturing expenses as a result of the discontinuation in June 2005 of our Systolic Pressure Efficacy and Safety Trial of Alagebrium (“SPECTRA”). In 2006, of the total amount spent on research and development expenses, we incurred $233,000 in personnel and personnel-related expenses, $101,000 in product liability insurance and $86,000 in third party consulting. In 2005, we incurred $1,275,000 in clinical trial expenses primarily related to SPECTRA, $1,252,000 in personnel and personnel-related expenses, $441,000 in pre-clinical expenses and $284,000 related to manufacturing (packaging and distribution).

General and administrative expenses were $1,232,000 for the three months ended March 31, 2006, as compared to $1,100,000 for the same period in 2005. Although general and administrative expenses remained relatively flat, 2006 includes increased severance costs and retention bonuses offset by decreased corporate expenses.

Our net loss applicable to common stockholders was $2,797,000 for the three months ended March 31, 2006, compared to $5,714,000 in the same period in 2005, a decrease of 51.1%. This decrease was a result primarily of our significantly reduced research and development expenses. Included in the net loss applicable to common stockholders are preferred stock dividends of $1,175,322 and $1,071,578 for the three months ended March 31, 2006 and 2005 respectively.

Liquidity and Capital Resources

We had cash and cash equivalents at March 31, 2006, of $4,469,000, compared to $6,583,000 at December 31, 2005. The decrease is attributable to $1,912,000 of net cash used in operating activities and $202,000 of cash used in investing activities. At March 31, 2006 we had working capital of $3,756,000.

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

The Company has entered into a definitive merger agreement whereby it plans to combine operations with HaptoGuard, Inc., a privately-held biotechnology company. The merger and associated preferred stock restructuring transactions are subject to the approval of Alteon and HaptoGuard shareholders and are expected to close early in the third quarter of 2006. See Note 6 - Subsequent Events.

In addition, the Company has completed an equity financing that resulted in net proceeds to Alteon of approximately $2.5 million. The new financing, as well as the Company’s current cash and cash equivalents, will be used to help fund future development efforts of the combined companies, including studies for two Phase 2 clinical-stage compounds focused on cardiovascular disease in diabetic patients. See Note 6 - Subsequent Events.

The Company may continue to pursue fund-raising possibilities through the sale of its equity securities after the merger is completed. If the Company is unable to complete the merger, is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, Alteon will not have the ability to continue as a going concern after late 2006. As part of the merger, there are associated costs that could result in the Company being required to make payment of certain obligations in the amount of approximately $2.0 million, including severance and other contractual and regulatory requirements. In association with developing and identifying strategic options, certain costs have been deferred relating to the merger of $424,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The amount and timing of the Company’s future capital requirements will depend on numerous factors, including the timing of resuming its research and development programs, if at all, the timing of completion of the merger with HaptoGuard, the number and characteristics of product candidates that it pursues, the conduct of pre-clinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

Selling securities to satisfy the Company’s short-term and long-term capital requirements may have the effect of materially diluting the current holders of its outstanding stock. Alteon may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates. If Alteon is unable to obtain the necessary funding, it may need to cease operations. Even if the Company completes the merger with HaptoGuard, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company or any meaningful return on investment to its stockholders.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company accounts for employee stock-based compensation, awards issued to non-employee directors, and stock options issued to consultants and contractors in accordance with SFAS 123R, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

The Company has adopted the new standard, SFAS 123R, effective January 1, 2006 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R, and is recognized over the remaining service period after the adoption date based on the options’ original estimate of fair value.

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. The acceleration and the fact that no options were issued in the three months ended March 31, 2006, resulted in the Company not being required to recognize aggregate compensation expense under SFAS 123R for the three months ended March 31, 2006.

Prior to adoption of SFAS 123R, the Company applied the intrinsic-value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which no compensation cost (excluding those options granted below fair market value) has been recognized. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R.

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

The forward-looking statements represent our judgments and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements. See Part II, Item 1A - Risk Factors.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment in marketable securities. We do not use derivative financial instruments in our investments. All of our investments resided in money market accounts. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

ITEM 4. Controls and Procedures.

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

b)  Material Weaknesses and Changes in Internal Controls. During the audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm identified a material weakness, as of December 31, 2005, regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits and the financial statement recording and disclosures of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, as a consequence of the material weakness, were deemed to be immaterial but were nevertheless recorded by the Company. Management has implemented remedial controls to address these matters including additional third party review of non-routine strategic transactions and Board of Director meeting minutes.

c) There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors.

Risks Related to Our Business

As a result of a decrease in our available financial resources, we have significantly curtailed the research, product development, preclinical testing and clinical trials of our product candidates, and if we are unable to obtain sufficient additional funding in the near term, we may be forced to cease operations.

As of March 31, 2006, we had working capital of $3,755,000, including $4,469,000 of cash and cash equivalents. Our cash used in operating activities for the three months ended March 31, 2006 was $1,912,000.

On April 19, 2006, we signed a definitive merger agreement with HaptoGuard, Inc., whereby the two companies will combine operations in a stock transaction valued at $8.8 million. As part of the merger, a portion of our existing shares of preferred stock held by Genentech, Inc. will be converted into common stock. In addition, on April 21, 2006, we closed an equity financing that resulted in net proceeds to us of approximately $2.5 million. Assuming completion of the merger between Alteon and HaptoGuard, we expect to utilize cash and cash equivalents to fund our operating activities, and to fund the future clinical development efforts of the combined companies, including the planned Phase 2 studies of our lead compound, alagebrium and HaptoGuard’s lead compound ALT-2074.

While we intend to pursue development of alagebrium in high potential cardiovascular indications such as heart failure, any continued development of alagebrium by us is contingent upon our completion of the merger.

If we are unable to complete the merger and the preferred stock restructuring on reasonable terms, we will not have the ability to continue as a going concern after late 2006. As part of the merger, there are associated costs that will result in the Company being required to make payment of certain obligations in the amount of approximately $2.0 million, including severance and other contractual and regulatory requirements. Even if we complete the merger, there can be no assurance that the products or technologies acquired in such transaction will result in revenues to the combined company or any meaningful return on investment to our stockholders.

The amount and timing of our future capital requirements will depend on numerous factors, including the timing of resuming our research and development programs, if at all, the timing of completion of the merger with HaptoGuard, the number and characteristics of product candidates that we pursue, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

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

If we are unable to complete the merger and related stock conversion transaction with respect to our preferred stock, we may not be able to secure future equity financing or merge with a third party.

In December 1997, we entered into an agreement with Genentech relating to the development of pimagedine, an A.G.E. formation inhibitor, for the treatment of diabetic nephropathy. As part of this agreement, Genentech purchased shares of Alteon Series G Preferred Stock and Series H Preferred Stock, the proceeds of which were used to fund the pimagedine development program. Both the Series G Preferred Stock and Series H Preferred Stock have dividends which are payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. The Series G and Series H Preferred Stock each carry a liquidation preference, which means that the value of that preferred stock would be required to be paid to the holders of the Series G and Series H Preferred Stock upon a sale or liquidation before any proceeds from such sale or liquidation are paid to any other holders of equity securities, including the common stock. As of March 31, 2006, holders of the outstanding shares of Series G and Series H Preferred Stock, including shares issued pursuant to the dividend obligation, were entitled to a liquidation preference of $56,789,227. Our total market capitalization as of that date was $12,759,276. As a result, unless we complete the merger, holders of our common stock will not realize any value upon our sale or liquidation at a valuation of less than $56,789,227. The Series G and Series H Preferred Stock have no voting rights. Each share of Series G Preferred Stock and Series H Preferred Stock is convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing prices of our common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. On March 31, 2006, the Series G and Series H Preferred Stock would have been convertible into 55,623,529 and 167,079,216 shares of common stock, respectively, representing, in aggregate, approximately 79.3% of our common stock outstanding on an as-converted basis as of that date.

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

As noted, above, on April 19, 2006, we entered into a definitive merger agreement with HaptoGuard, Inc., whereby the two companies will combine operations in a stock transaction valued at $8.8 million. As part of the merger, a portion of existing shares of Alteon preferred stock held by Genentech, Inc. (a) will be converted into 13,492,349 shares of common stock and (b) a portion of such stock will be converted to common stock valued at $3.5 million, or approximately 14,874,628 shares and will be transferred to HaptoGuard shareholders in exchange for certain negotiation and royalty rights for certain HaptoGuard products, and the remaining shares of Alteon preferred stock held by Genentech, Inc. will be cancelled. The merger and stock conversion transactions are subject to the approval of Alteon and HaptoGuard shareholders and are expected to close in the third quarter of 2006. There is no assurance the merger and related transactions will close.

We have received a going concern opinion from our independent registered public accounting firm, which could negatively affect our stock price and our ability to raise capital.

J.H. Cohn LLP, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the fiscal year ended December 31, 2005, which raises substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in J.H. Cohn LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.

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

•	adverse results in preclinical safety or toxicity studies;

•	lower than expected retention rates of subjects in a clinical trial;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

•	delays in approvals from a study site’s review board, or other required approvals;

•	longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated subjects;

•	lack of effectiveness of the product candidate being tested; and

•	regulatory changes.

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

Before a clinical trial may commence in the United States, we must submit an IND, containing preclinical studies, chemistry, manufacturing, control and other information and a study protocol to the FDA. If the FDA does not object within 30 days after submission of the IND, then the trial may commence. If commenced, the FDA may delay, limit, suspend or terminate clinical trials at any time, or may delay, condition or reject approval of any of our product candidates, for many reasons. For example:

•	ongoing preclinical or clinical study results may indicate that the product candidate is not safe or effective;

•	the FDA may interpret our preclinical or clinical study results to indicate that the product candidate is not safe or effective, even if we interpret the results differently; or

•
the FDA may deem the processes and facilities that our collaborative partners, our third-party manufacturers or we propose to use in connection with the manufacture of the product candidate to be unacceptable.

If we do not successfully develop any products, or are unable to derive revenues from product sales, we will never be profitable.

Virtually all of our revenues to date have been generated from collaborative research agreements and investment income. We have not received any revenues from product sales. We may not realize product revenues on a timely basis, if at all, and there can be no assurance that we will ever be profitable.

At March 31, 2006, we had an accumulated deficit of $225,610,000. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research, preclinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product other than alagebrium in clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any preclinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.

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

During the audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm identified a material weakness, as of December 31, 2005, regarding our internal controls over the identification of and the accounting for non-routine transactions including certain costs related to potential strategic transactions, severance benefits and the financial statement recording and disclosures of stock options that we have granted to non employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure Management is in the process of implementing remedial controls to address these matters. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, as a consequence of the material weakness, were deemed by the Company to be immaterial but were nevertheless recorded by the Company.

On April 22, 2005, we filed an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “10-K Amendment”), in which we reported that, as of December 31, 2004, and as required by Section 404 of the Sarbanes-Oxley Act of 2002, management, with the participation of our principal executive officer and principal financial officer, had assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management determined that as of December 31, 2004, there were three material weaknesses in our internal control over financial reporting. In light of these material weaknesses, management concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting.

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

In general, collaborations involving our product candidates pose the following risks to us:

•	collaborators may fail to adequately perform the scientific and preclinical studies called for under our agreements with them;

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values effective for the Company January 1, 2006. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company accounts for employee stock-based compensation, awards issued to non-employee directors, and stock options issued to consultants and contractors in accordance with SFAS 123R and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

The Company has adopted the new standard, SFAS 123R, effective January 1, 2006 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R, and that such costs be recognized over the remaining service period after the adoption date based on the options’ original estimate of fair value.

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. The acceleration and the fact that no options were issued in the three months ended March 31, 2006, resulted in the Company not being required to recognize aggregate compensation expense under SFAS 123R for the three months ended March 31, 2006.

Prior to adoption of SFAS 123R, the Company applied the intrinsic-value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which no compensation cost (excluding those options granted below fair market value) had been recognized. SFAS 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended.

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

Risks Relating to the Merger

Alteon’s ability to continue as a going concern is dependent on future financing.

J.H. Cohn LLP, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the fiscal year ended December 31, 2005, which raises substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in J.H. Cohn LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital, either alone or as a combined company.

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, the value of the company in liquidation may be different from the values set forth in our financial statements.

If the merger is not completed, the substantial common stock ownership represented by the shares of Alteon preferred stock owned by Genentech, on an as-converted basis, will make it unlikely that the Company will be able to obtain additional funding. The continued success of the combined company will depend on its ability to continue to raise capital in order to fund the development and commercialization of its products.

Even if the combined company’s products receive approval for commercial sale, their manufacture, storage, marketing and distribution are and will be subject to extensive and continuing regulation in the United States by the federal government, especially the FDA, and state and local governments. The failure to comply with these regulatory requirements could result in enforcement action, including, without limitation, withdrawal of approval, which would have a material adverse effect on the combined company’s business. Later discovery of problems with the combined company’s products may result in additional restrictions on the product, including withdrawal of the product from the market. Regulatory authorities may also require post-marketing testing, which can involve significant uncontemplated expense. Additionally, governments may impose new regulations, which could further delay or preclude regulatory approval of the combined company’s products or result in significantly increased compliance costs.

In similar fashion to the FDA, foreign regulatory authorities require demonstration of product quality, safety and efficacy prior to granting authorization for product registration which allows for distribution of the product for commercial sale. International organizations, such as the World Health Organization, and foreign government agencies including those for the Americas, Middle East, Europe, and Asia and the Pacific, have laws, regulations and guidelines for reporting and evaluating the data on safety, quality and efficacy of new drug products. Although most of these laws, regulations and guidelines are very similar, each of the individual nations reviews all of the information available on the new drug product and makes an independent determination for product registration. A finding of product quality, safety or efficiency in one jurisdiction does not guarantee approval in any other jurisdiction, even if the other jurisdiction has similar laws, regulations and guidelines.

Alteon and HaptoGuard have each historically incurred operating losses and these losses will continue after the merger.

Alteon and HaptoGuard have each historically incurred substantial operating losses due to their research and development activities and expect these losses to continue after the merger for the foreseeable future. As of December 31, 2005, Alteon and HaptoGuard had an accumulated deficit of $222,813,445 and $2,425,258, respectively. Alteon’s fiscal year 2005, 2004 and 2003 net losses were $12,614,459, $13,958,646, and $14,452,418, respectively. HaptoGuard’ fiscal year 2005 and 2004 net losses were $1,654,695 and $770,563, respectively. Alteon’s fiscal year 2005, 2004 and 2003 net losses applicable to common stockholders were $17,100,795, $18,093,791 and $18,243,265, respectively. The combined company currently expects to continue its research and development activities at the same or at a more rapid pace than prior periods. After the merger, the combined company will expend significant amounts on research and development programs for alagebrium and ALT-2074. These activities will take time and expense, both to identify appropriate partners, to reach agreement on basic terms, and to negotiate and sign definitive agreements. We will actively seek new financing from time to time to provide financial support for our research and development activities. However, at this time we are not able to assess the probability of success in our fundraising efforts or the terms, if any, under which we may secure financial support from strategic partners or other investors. It is expected that we will continue to incur operating losses for the foreseeable future.

The combined company will need additional capital in the future, but its access to such capital is uncertain.

Alteon’s current resources are insufficient to fund its own commercialization efforts as well as the combined company’s commercialization efforts. As of March 31, 2006, Alteon had cash on hand of $4,469,170. As described elsewhere in this prospectus, in April, 2006 we closed on approximately $2.6 million in financing. Prior to the financing, Alteon was expending approximately $450,000 in cash per month. Following the merger, including HaptoGuard’s cash spending rate of approximately $110,000 in cash per month, the combined company expects to spend approximately $560,000 in cash per month. Our capital needs beyond the second quarter of 2006 will depend on many factors, including our research and development activities and the success thereof, the scope of our clinical trial program, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the combined company. Other than the recently completed financing described in this prospectus, we do not have committed external sources of funding and may not be able to secure additional funding on any terms or on terms that are favourable to us. If we raise additional funds by issuing additional stock, further dilution to our existing stockholders will result, and new investors may negotiate for rights superior to existing stockholders. If adequate funds are not available, the combined company may be required to:

•	delay, reduce the scope of or eliminate one or more of its development programs;

•
obtain funds through arrangements with collaboration partners or others that may require it to relinquish rights to some or all of its technologies, product candidates or products that it would otherwise seek to develop or commercialize itself;

•	license rights to technologies, product candidates or products on terms that are less favorable to it than might otherwise be available; or

•	seek a buyer for all or a portion of its business, or wind down its operations and liquidate its assets on terms not favorable to it.

The success of the combined company will also depend on the products and systems under development by HaptoGuard, including ALT-2074, and we cannot assure you that the efforts to commercialize ALT-2074 will succeed.

ALT-2074, HaptoGuard’s lead compound, is in development for the treatment of heart complications in patients with diabetes. It has demonstrated efficacy in mouse models. On May 1, 2006, HaptoGuard initiated a Phase 2 study of ALT-2074 in diabetic patients recovering from a recent myocardial infarction or acute coronary syndrome. The purpose of the study, is to evaluate the biological effects on cardiac tissue in patients treated with ALT-2074.

ALT-2074 is still in early clinical trials and any success to date should not be seen as indicative of the probability of any future success. The failure to complete clinical development and commercialize ALT-2074 for any reason or due to a combination of reasons will have a material adverse impact on the combined company.

Failure to integrate the companies’ operations successfully could result in delays and increased expenses in the companies’ clinical trial programs.

Alteon and HaptoGuard have entered into the merger agreement with the expectation that the merger will result in beneficial synergies, including:

•	improved ability to raise new capital through access to new classes of investors focused on public companies engaged in small molecule drug development;
•	shared expertise in developing innovative small molecule drug technologies and the potential for technology collaboration;
•	a broader pipeline of products;
•	greater ability to attract commercial partners;
•	larger combined commercial opportunities; and
•	a broader portfolio of patents and trademarks.

Achieving these anticipated synergies and the potential benefits underlying the two companies’ reasons for the merger will depend on a number of factors, some of which include:

•	retention of scientific staff;
•	significant litigation, if any, adverse to Alteon and HaptoGuard, including, particularly, product liability litigation and patent and trademark litigation; and
•	the ability of the combined company to continue development of Alteon and HaptoGuard product candidates;
•	success of our research and development efforts;
•	increased capital expenditures;
•	general market conditions relating to small cap biotech investments; and
•	competition from other drug development companies.

Achieving the benefits of the merger will depend in part on the successful integration of Alteon and HaptoGuard in a timely and efficient manner. The integration will require significant time and efforts from each company, including the coordination of research, development, regulatory, manufacturing, commercial, administrative and general functions. Integration may be difficult and unpredictable because of possible cultural conflicts and different opinions on scientific and regulatory matters. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. The combination of Alteon’s and HaptoGuard’s organizations may result in greater competition for resources and elimination of research and development programs that might otherwise be successfully completed. If we cannot successfully integrate our operations and personnel, we may not recognize the expected benefits of the merger.

Even if the two companies are able to integrate their operations, there can be no assurance that these anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company.

Integrating Alteon and HaptoGuard may divert management’s attention away from our core research and development activities.

Successful integration of our operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the companies’ clinical trial programs and could otherwise significantly harm our business, financial condition and operating results.

We expect to incur significant costs integrating our operations, product candidates and personnel, which cannot be estimated accurately at this time. These costs include:

•	severance;
•	conversion of information systems;
•	combining research, development, regulatory, manufacturing and commercial teams and processes;
•	reorganization of facilities; and
•	relocation or disposition of excess equipment.

We expect that Alteon and HaptoGuard will incur aggregate direct transaction costs of approximately $800,000 associated with the merger. If the total costs of the merger exceed our estimates or benefits of the merger do not exceed the total costs of the merger, the financial results of our combined company could be adversely affected.

Completion of, or the failure to complete, the merger could adversely affect Alteon’s stock price and Alteon’s and HaptoGuard’s future business and operations.

The merger is subject to the satisfaction of various closing conditions, including the approval by both Alteon and HaptoGuard stockholders, and there can be no assurance that the merger will be successfully completed. In the event that the merger is not consummated, Alteon and HaptoGuard will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, or the payment of a termination fee under certain circumstances. If the merger is not consummated for any reason, the market price of Alteon common stock could decline.

The shares of the combined company are publicly traded and we cannot predict how the market will react to the merger of Alteon and HaptoGuard. Even the successful completion of the merger may negatively affect the stock price of the combined company, if the market were to come to the view that Alteon would be in a better position absent completion of the merger.

The combined company will remain dependent on third parties for research and development activities necessary to commercialize certain of our patents.

We utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. Alteon and HaptoGuard both contract out most of our research and development operations utilize third-party contract manufacturers for drug inventory and shipping services and third-party contract research organizations in connection with preclinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers.

Because we rely on third parties for much our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our time frames and development needs and could devote resources to other customers. In addition, certain of these third parties may have to comply with FDA regulations or other regulatory requirements in the conduct of this research and development work, which they may fail to do.

If the combined company does not successfully distinguish and commercialize its technology, it may be unable to compete successfully or to generate significant revenues.

The biotechnology industry, including the field of small molecule drugs to treat and prevent cardiovascular disease and diabetes, is highly competitive and subject to significant and rapid technological change. Accordingly, the combined company’s success will depend, in part, on its ability to respond quickly to such change through the development and introduction of new products and systems.

The combined company will have substantial competition, including competitors with substantially greater resources.

Many of the combined company’s competitors or potential competitors have substantially greater financial and other resources than Alteon has and may also have greater experience in conducting pre-clinical studies, clinical trials and other regulatory approval procedures as well as in marketing their products. Major competitors in the market for our potential products include large, publicly-traded pharmaceutical companies, public development stage public companies and private development stage companies. If the combined company or its corporate partners commence commercial product sales, the combined company or its corporate partners will be competing against companies with greater marketing and manufacturing capabilities.

The combined company’s ability to compete successfully against currently existing and future alternatives to its product candidates and systems, and competitors who compete directly with it in the small molecule drug industry will depend, in part, on its ability to:

•	attract and retain skilled scientific and research personnel;

•	develop technologically superior products;

•	develop competitively priced products;

•	obtain patent or other required regulatory approvals for the combined company’s products;

•	be early entrants to the market; and

•	manufacture, market and sell its products, independently or through collaborations.

The success of the combined company is dependent on the extent of third-party reimbursement for its products.

Third-party reimbursement policies may also adversely affect the combined company’s ability to commercialize and sell its products. The combined company’s ability to successfully commercialize its products depends in part on the extent to which appropriate levels of reimbursement for its products and related treatments are obtained from government authorities, private health insurers, third party payers, and other organizations, such as managed care organizations, or MCOs. Any failure by doctors, hospitals and other users of the combined company’s products or systems to obtain appropriate levels of reimbursement could adversely affect the combined company’s ability to sell these products and systems.

Federal legislation, enacted in December 2003, has altered the way in which physician-administered drug programs covered by Medicare are reimbursed, generally leading to lower reimbursement levels. The new legislation has also added an outpatient prescription drug benefit to Medicare, effective January 2006. In the interim, the U.S. Congress has established a discount drug card program for Medicare beneficiaries. Both benefits will be provided through private entities, which will attempt to negotiate price concessions from pharmaceutical manufacturers. These negotiations may increase pressures to lower prices. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. While the new law specifically prohibits the U.S. government from interfering in price negotiations between manufacturers and Medicare drug plan sponsors, some members of Congress are pursuing legislation that would permit de facto price controls on prescription drugs. In addition, the law triggers, for congressional consideration, cost containment measures for Medicare in the event Medicare cost increases exceed a certain level. These cost containment measures could include limitations on prescription drug prices. This legislation could adversely impact the combined company’s ability to commercialize any of its products successfully.

Significant uncertainty exists about the reimbursement status of newly approved medical products and services. Reimbursement in the United States or foreign countries may not be available for any of the combined company’s products, reimbursement granted may not be maintained, and limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, the combined company’s products. Alteon anticipates that the combined company will need to work with a variety of organizations to lobby government agencies for improved reimbursement policies for its products. However, Alteon cannot guarantee that such lobbying efforts will take place or that they will ultimately be successful.

Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

If the combined company is unable to protect its intellectual property, it may not be able to operate its business profitably.

The combined company’s success will depend on its ability to develop proprietary products and technologies, to obtain and maintain patents, to protect trade secrets, and to prevent others from infringing on its proprietary rights. The combined company has exclusive patents, licenses to patents or patent applications covering critical components of its technologies, including certain jointly owned patents. We also seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees and certain contractors. Patents, pending patent applications and licensed technologies may not afford adequate protection against competitors, and any pending patent applications now or hereafter filed by or licensed to us may not result in patents being issued. In addition, certain of the combined company’s technology relies on patented inventions developed using university resources. Universities may have certain rights, as defined by law or applicable agreements, in such patents, and may choose to exercise such rights. To the extent that employees, consultants or contractors of the combined company use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the know-how and inventions. In addition, the laws of certain non-U.S. countries do not protect intellectual property rights to the same extent as do the laws of the United States. Medical technology patents involve complex legal and factual questions and, therefore, the combined company cannot predict with certainty their enforceability.

The combined company is a party to various license agreements that give it exclusive and partial exclusive rights to use specified technologies applicable to research, development and commercialization of its products, including alagebrium and ALT-2074. The agreements pursuant to which such technology is used permit the licensors to terminate agreements in the event that certain conditions are not met. If these conditions are not met and the agreements are terminated, the combined company’s product development, research and commercialization efforts may be altered or delayed.

Patents or patent applications, if issued, may be challenged, invalidated or circumvented, or may not provide protection or competitive advantages against competitors with similar technology. Furthermore, competitors of the combined company may obtain patent protection or other intellectual property rights for technology similar to the combined company’s that could limit its ability to use its technology or commercialize products that it may develop.

Litigation may be necessary to assert claims of infringement, to enforce patents issued to the combined company, to protect trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial additional costs and diversion of management focus. If the combined company is ultimately unable to protect its technology, trade secrets or know-how, it may be unable to operate profitably. Although we have not been involved with any threats of litigation or negotiations regarding patent issues or other intellectual property, or other related court challenges or legal actions, it is possible that the combined company could be involved with such matters in the future.

If the combined company is unable to operate its business without infringing upon intellectual property rights of others, it may not be able to operate its business profitably.

The combined company’s success depends on its ability to operate without infringing upon the proprietary rights of others. We are aware that patents have been applied for and/or issued to third parties claiming technologies for Advanced Glycation End-Products or glutathione peroxidase mimetics that may be similar to those needed by us. To the extent that planned or potential products are covered by patents or other intellectual property rights held by third parties, the combined company would need a license under such patents or other intellectual property rights to continue development and marketing of its products. Any required licenses may not be available on acceptable terms, if at all. If the combined company does not obtain such licenses it may not be able to proceed with the development, manufacture or sale of its products.

Litigation may be necessary to defend against claims of infringement or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial additional costs and diversion of management focus. If the combined company is ultimately unsuccessful in defending against claims of infringement, it may be unable to operate profitably.

HaptoGuard’s ALT-2074 and other HaptoGuard compounds are licensed to HaptoGuard by third parties and if the combined company is unable to continue licensing this technology our future prospects may be materially adversely affected.

HaptoGuard licenses technology, including technology related to ALT-2074, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain HaptoGuard’s license to ALT-2074 from Oxis International, we are obligated to meet certain development and clinical trial milestones and to make certain payments. There can be no assurance that we will be able to meet any milestone or make any payment required under the license with Oxis International. In addition, if we fail to meet any milestone or make any payment, there can be no assurance that we may be able to negotiate a compromise with Oxis.

The technology HaptoGuard licenses from third parties would be difficult or impossible to replace and the loss of this technology would materially adversely affect our business, financial condition and any future prospects.

If the combined company loses or is unable to hire and retain qualified personnel, it may not be able to develop its products and technology.

The combined company is highly dependent on the members of its scientific and management staff. In particular, the combined company depends on Dr. Noah Berkowitz as the combined company’s Chief Executive Officer and Malcolm MacNab as the combined company’s Vice-President of Clinical Development. We may not be able to attract and retain scientific and management personnel on acceptable terms, if at all, given the competition for such personnel among other companies and research and academic institutions. If the combined company loses an executive officer or certain key members of its clinical or research and development staff or is unable to hire and retain qualified management personnel, then its ability to develop and commercialize its products and technology and to raise capital and effect strategic opportunities may be hindered. We have not purchased and do not anticipate purchasing any key-man life insurance.

The combined company may face exposure to product liability claims.

The combined company may face exposure to product liability and other claims due to allegations that its products cause harm. These risks are inherent in the clinical trials for pharmaceutical products and in the testing, and future manufacturing and marketing of, the combined company’s products. Although we currently maintain product liability insurance, such insurance may not be adequate and the combined company may not be able to obtain adequate insurance coverage in the future at a reasonable cost, if at all. If the combined company is unable to obtain product liability insurance in the future at an acceptable cost or to otherwise protect against potential product liability claims, it could be inhibited in the commercialization of its products which could have a material adverse effect on its business. We currently have a policy covering $10 million of product liability for our clinical trials. We do not have sales of any products. The coverage will be maintained and limits reviewed from time to time as the combined company progresses to later stages of its clinical trials and as the length of the trials and the number of patients enrolled in the trials changes. The combined company intends to obtain a combined coverage policy that includes tail coverage in order to cover any claims that are made for any events that have occurred prior to the merger. Currently, our annual premium for product liability insurance is approximately $219,000.

Risks Related to Owning Alteon's Common Stock

Our stock price is volatile and you may not be able to resell your shares at a profit.

We first publicly issued common stock on November 8, 1991 at $15.00 per share in our initial public offering and it has been subject to fluctuations. For example, during 2005, the closing sale price of our common stock has ranged from a high of $1.43 per shares to a low of $0.17 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in results of operations;

•	the announcement of new products or services by the combined company or competitors;

•	sales of common stock by existing stockholders or the perception that these sales may occur;

•	adverse judgments or settlements obligating the combined company to pay damages;

•	negative publicity;

•	loss of key personnel;

•	developments concerning proprietary rights, including patents and litigation matters; and

•	clinical trial or regulatory developments in both the United States and foreign countries.

In addition, overall stock market volatility has often significantly affected the market prices of securities for reasons unrelated to a company’s operating performance. In the past, securities class action litigation has been commenced against companies that have experienced periods of volatility in the price of their stock. Securities litigation initiated against the combined company could cause it to incur substantial costs and could lead to the diversion of management’s attention and resources, which could have a material adverse effect on revenue and earnings.

We have a large number of authorized but unissued shares of common stock, which our Board of Directors may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock.

After the closing of the merger and the financing, there are approximately 180,000,000 shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, Delaware law, or other applicable laws. We currently have no specific plans to issue shares of our common stock for any purpose other than in connection with the merger. However, if our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair the combined company’s ability to raise capital through additional offerings.

We currently have outstanding warrants to purchase an aggregate of 1,631,055 shares of our common stock. In addition, in the PIPE financing which we recently completed in April, 2006, we issued 10,960,400 shares of common stock and warrants to purchase 10,960,400 shares of our common stock. Under the terms of the financing we have agreed to register all of such shares for resale. The resale of these shares of common stock and the shares underlying the warrants may be effected at any time once the resale registration statement is effective. The shares issued in the PIPE financing, together with the shares underlying the warrants issued in such financing, represent approximately 37.8% of the total number of shares of our common stock outstanding immediately prior to the financing, and not including shares to be issued in the merger with HaptoGuard.

Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our shareholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock and collectively beneficially own approximately 13.4% of the outstanding common stock as of March 31, 2006. In addition, approximately 6,403,464 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

Sale or the availability for sale, of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Anti-takeover provisions may frustrate attempts to replace our current management and discourage investors from buying our common stock.

We have entered into a Stockholders’ Rights Agreement pursuant to which each holder of a share of common stock is granted a Right to purchase our Series F Preferred Stock under certain circumstances if a person or group acquires, or commences a tender offer for, 20 percent of our outstanding common stock. We also have severance obligations to certain employees in the event of termination of their employment after or in connection with a change in control of the Company.  In addition, the Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of, and issue shares of, Preferred Stock. The staggered board terms, Fair Price Provision, Stockholders’ Rights Agreement, severance arrangements, Preferred Stock provisions and other provisions of our charter and Delaware corporate law may discourage certain types of transactions involving an actual or potential change in control.

ITEM 6. Exhibits.

Exhibits

See the “Exhibit Index” on page 33 for exhibits required to be filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006
ALTEON INC.

By: /s/ Kenneth I. Moch
Kenneth I. Moch
President and Chief Executive Officer
(principal executive officer)

By: /s/ Mary T. Phelan
Mary T. Phelan
Director of Finance and Financial Reporting
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.