Form 10-Q
period 2006-06-30
ALTEON INC /DE
filed 2006-08-14
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

On August 1, 2006, 119,848,525 shares of the registrant’s Common Stock were outstanding.

ALTEON INC.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of June 30, 2006
	and December 31, 2005	3

	Condensed Statements of Operations for the three and six months
	ended June 30, 2006 and 2005	4

	Condensed Statement of Changes in Stockholders’ Equity
	for the three and six months ended June 30, 2006	5

	Condensed Statements of Cash Flows for the six months
	ended June 30, 2006 and 2005	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	18

Item 4.	Submission of Matters to a Vote of Security-holders	33

Item 6.	Exhibits	34

SIGNATURES		35

INDEX TO EXHIBITS		36

PART I - FINANCIAL INFORMATION

ITEM l.  Condensed Financial Statements (Unaudited).

ALTEON INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2006	December 31, 2005
Current Assets:

Cash and cash equivalents	$4,984,928	$6,582,958
Other current assets	354,379	216,290

Total current assets	5,339,307	6,799,248

Property and equipment, net	28,982	55,154
Restricted cash	150,000	150,000
Receivable from HaptoGuard	336,000	--
Other assets	1,259,056	129,195

Total assets	$7,113,345	$7,133,597

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable	$630,396	$351,232
Accrued expenses	679,793	790,705

Total liabilities	1,310,189	1,141,937

Stockholders' Equity:

Preferred Stock, $0.01 par value,
1,993,329 shares authorized, and 1,448 and 1,389 shares
of Series G and 4,351 and 4,172 shares of Series H
issued and outstanding, as of June 30, 2006 and
December 31, 2005, respectively. The liquidation value
at June 30, 2006 and December 31, 2005 was $57,992,692
and $55,613,905 respectively	58	56

Common Stock, $0.01 par value,
300,000,000 shares authorized, and 68,957,111 shares issued
and outstanding, as of June 30, 2006 and 57,996,711 shares
issued and outstanding as of December 31, 2005	689,571	579,967

Additional paid-in capital	232,960,553	228,225,082

Accumulated deficit	(227,847,026)	(222,813,445)

Total stockholders’ equity	5,803,156	5,991,660

Total liabilities and stockholders' equity	$7,113,345	$7,133,597

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Income:

Investment income	$66,197	$100,405	$126,561	$199,554
Other income	50,000	100,000	50,000	100,000

Total income	116,197	200,405	176,561	299,554

Expenses:

Research and development	494,936	2,493,379	944,776	6,134,479
General and administrative	664,443	1,083,095	1,896,295	2,183,443

Total expenses	1,159,379	3,576,474	2,841,071	8,317,922

Net loss	(1,043,182)	(3,376,069)	(2,664,510)	(8,018,368)

Preferred stock dividends	1,193,749	1,106,193	2,369,071	2,177,771

Net loss applicable to common stockholders	$(2,236,931)	$(4,482,262)	$(5,033,581)	$(10,196,139)

Basic/diluted net loss per share
applicable to common stockholders	$(0.03)	$(0.08)	$(0.08)	$(0.18)

Weighted average common shares used
in computing basic/diluted net loss per share	66,789,120	57,996,711	62,417,204	57,275,874

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	5,561	$56	57,996,711	$579,967	$228,225,082	$(222,813,445)	$5,991,660
Net loss	---	---	---	---	---	(2,664,510)	(2,664,510)
Private placement of common stock	---	---	10,960,400	109,604	2,366,402	---	2,476,006
Issuance of Series G and H preferred stock dividends	238	2	---	---	2,369,069	(2,369,071)	---
Balance, June 30, 2006	5,799	$58	68,957,111	$689,571	$232,960,553	$(227,847,026)	$5,803,156

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,664,510)		$(8,018,368)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,172		33,434
Stock compensation expense	---		19,573

Changes in operating assets and liabilities:
Other current assets	(138,089)		(558,073)
Accounts payable and accrued expenses	(274,748)		(588,055)

Net cash used in operating activities	(3,051,175)		(9,111,489)

Cash flows from investing activities:
Capital expenditures	---		(760)
Other assets	(1,022,861)		---

Net cash used in investing activities	(1,022,861)		(760)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,476,006		9,532,295

Net cash provided by financing activities	2,476,006		9,532,295

Net (decrease)/increase in cash and cash equivalents	(1,598,030)		420,046
Cash and cash equivalents, beginning of period	6,582,958		11,175,762

Cash and cash equivalents, end of period	$4,984,928		$11,595,808

Supplemental disclosure of cash flow information:
Accrual of deferred merger costs	$443,000	$	---

The accompanying notes are an integral part of these unaudited financial statements.

ALTEON INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Note 2 - Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $227,847,026 as of June 30, 2006, and expects to incur net losses, potentially greater than losses in prior years, for a number of years, assuming the Company is able to continue as a going concern, of which there can be no assurance.

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

As of June 30, 2006, the Company had working capital of $4,029,118, including $4,984,928 of cash and cash equivalents. The Company’s net cash used in operating activities for the six months ended June 30, 2006 was $3,051,175 and for the year ended December 31, 2005 was $14,032,796.

On July 19, 2006, the Company’s shareholders approved a merger with HaptoGuard, Inc., formerly a privately-held development-stage biotechnology company. The two companies have combined operations and intend to pursue clinical development of their complementary product platforms. The merger transaction, which was completed on July 21, 2006, included the granting of certain royalty and negotiation rights to Genentech, Inc., as part of the restructuring of Genentech’s former preferred stock position in Alteon. The merger will be accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. (See Note 6 - Subsequent Events).

As a result of the merger with HaptoGuard, which closed on July 21, 2006, the Company is required to make payments of severance and insurance costs in the amount of approximately $2.0 million. In addition, the Company has incurred transaction fees and expenses of approximately $1,259,000 through June 30, 2006, in connection with the merger, which fees and expenses are currently due and payable.

The Company is urgently continuing to pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, Alteon will not have the ability to continue as a going concern after the third quarter of 2006.

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

Selling securities to satisfy the Company’s capital requirements may have the effect of materially diluting the current holders of its outstanding stock. Alteon may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. The Company is in the process of significantly curtailing its research and development programs, until additional financing is obtained. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates and alter its plans for the development of its product candidates. If Alteon is unable to obtain the necessary funding, it will likely need to cease operations. There can be no assurance that the products or technologies acquired in the merger will result in revenues to the combined company or any meaningful return on investment to its stockholders.

Note 3 - Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values effective for the Company on January 1, 2006. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

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

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. The acceleration and the fact that no options were issued in the six months ended June 30, 2006, resulted in the Company not being required to recognize aggregate compensation expense under SFAS 123R for the three and six months ended June 30, 2006.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation for the three and six months ended June 30, 2005.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss, as reported	$(3,376,069)	$(8,018,368)

Less: Total stock-based employee and director compensation expense determined under fair value method	(269,437)	(711,579)
Pro forma net loss	(3,645,506)	(8,729,947)
Preferred stock dividends	1,106,193	2,177,771
Pro forma net loss applicable to common stockholders	$(4,751,699)	$(10,907,718)

Earnings per share applicable to common stockholders:
Basic/diluted, as reported	$(0.08)	$(0.18)
Basic/diluted, pro forma	$(0.08)	$(0.19)

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation in 2005:

Six Months Ended June 30, 2005
Expected volatility	135.26%
Dividend yield	—
Expected term (in years)	5
Risk-free interest rate	3.4%

A summary of the status of the Company’s stock options as of June 30, 2006 and changes during the six months then ended is presented below:

Outstanding at	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)
December 31, 2005	6,486,665	$2.12
Granted	---	---
Exercised	---	---
Cancelled	(193,387)	4.20
Outstanding at
June 30, 2006	6,293,278	$2.06	5.23

As of June 30, 2006 there were no options outstanding that were “in the money”, therefore there was no aggregate intrinsic value.

Note 4 - Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of June 30, 2006 and 2005, was 329,837,548 and 158,194,608 shares, respectively. (See Note 6 - Subsequent Events).

Note 5 - Stockholders’ Equity

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

The Units were sold at a price of $0.25 per Unit, and the warrants will be exercisable for a period of five years commencing six months from the date of issue at a price of $0.30 per share. Investors in the private placement have a right to participate in any closing of a subsequent financing by the Company of its common stock or common stock equivalents up to an aggregate amount equal to 50% of such subsequent financing until June 14, 2008, the second anniversary of the declaration of effectiveness by the Securities and Exchange Commission (“SEC”), of the registration statement for the resale of the shares of common stock and the shares of common stock underlying the warrants sold in the private placement. Rodman & Renshaw, LLC served as placement agent in the transaction and received a 6% placement fee which was paid in Units.

Series G Preferred Stock and Series H Preferred Stock dividends were payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock was convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended June 30, 2006 and 2005, preferred stock dividends of $1,193,749 and $1,106,193, respectively, were recorded. On June 30, 2006, the Series G and Series H Preferred Stock would have been convertible into 77,665,416 common stock shares and 233,287,399 common stock shares, respectively, and had a total liquidation value of $57,992,692. The Series G and Series H Preferred Stock had no voting rights. (See Note 6 - Subsequent Events).

Note 6 - Subsequent Events

Merger with HaptoGuard

On July 19, 2006, the Company’s shareholders approved the merger with HaptoGuard, Inc., and on July 21, 2006, the companies’ combined operations in a stock transaction valued at approximately $8.8 million at the signing of the merger agreement on April 19, 2006. Alteon and HaptoGuard have complementary product platforms in cardiovascular diseases, diabetes and other inflammatory diseases, including two Phase 2 clinical-stage compounds focused on cardiovascular diseases in diabetic patients.

As part of the merger, a portion of existing shares of Alteon preferred stock held by Genentech, Inc. were converted into Alteon common stock. Genentech transferred a portion of the Alteon preferred stock that they held to HaptoGuard and canceled its remaining preferred stock position in Alteon. Genentech acquired the right of first negotiation for HaptoGuard’s cardiovascular compound, ALT-2074 (formerly BXT-51072), and future royalties on Alteon’s alagebrium. Also as a result of the merger, the potentially dilutive shares reflected in Note 4 - Net Loss per Share Applicable to Common Stockholders will no longer be applicable as of the transaction closing date. Additionally, upon completion of the merger, the receivable from HaptoGuard will be eliminated and not collected.

The merger of the two companies was structured as an acquisition by Alteon. Under the terms of the merger agreement, HaptoGuard shareholders received a total of 37.4 million shares of Alteon common stock (from Alteon and Genentech, equal to approximately 31 percent of the shares of Alteon company stock outstanding after completion of the merger).

        Key components of the transactions among Alteon, HaptoGuard and stockholder Genentech are as follows:

•	Alteon acquired all outstanding equity of HaptoGuard. In exchange, HaptoGuard shareholders received from Alteon approximately 22.5 million shares of Alteon common stock.
•
Genentech converted a portion of its existing Alteon preferred stock to Alteon common stock. A portion of Alteon preferred stock held by Genentech, which as of April 19, 2006 equaled approximately $3.5 million in Alteon common stock, was transferred to HaptoGuard shareholders.

•	The remaining Alteon preferred stock held by Genentech was cancelled.
•	Genentech will receive milestone payments and royalties on net sales of alagebrium, if any, and will receive a right of first negotiation on ALT-2074, HaptoGuard’s lead compound.

        Following the merger, the new Alteon management team is as follows:

•	Noah Berkowitz, M.D., Ph.D. - President and Chief Executive Officer;
•	Malcolm MacNab, M.D., Ph.D. - Vice President, Clinical Development; and
•	Howard B. Haimes, Ph.D. - Executive Director, Preclinical Sciences.

        Additionally, the Board of Directors of the combined company is composed of seven members as follows:

•	Kenneth I. Moch, Chairman - Director of Alteon since December 1998
•	Noah Berkowitz, M.D., Ph.D. - Director of HaptoGuard since November 2003
•	Marilyn G. Breslow - Director of Alteon since June 1988
•	Thomas A. Moore - Director of Alteon since October 2001
•	George M. Naimark - Director of Alteon since June 1999
•	Mary Tanner - Director of HaptoGuard since January 2004
•	Wayne P. Yetter - Director of HaptoGuard since August 2004

Unaudited Proforma Financial Information

The following unaudited proforma financial information presents the results of operations of the Company and HaptoGuard, as if the acquisition had occurred on January 1, 2005 instead of July 21, 2006, after giving effect to certain adjustments including the issuance of the Company’s common stock as part of the purchase price. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	3 Months Ended June 30		6 Months Ended June 30
	2006	2005	2006	2005
Net Loss	$(1,428,948)	$(3,667,166)	$(3,720,303)	$(8,986,787)

Weighted average number of common shares outstanding	117,680,534	108,888,125	113,308,618	108,167,288

Loss per common share - Basic and fully diluted	(0.01)	(0.03)	(0.03)	(0.08)

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

In July 2006, we completed a merger with HaptoGuard, Inc., whereby the two companies’ combined operations, including their complementary product platforms in cardiovascular diseases, diabetes and other inflammatory diseases. The newly-combined company has two products in Phase 2 clinical development:

•
ALT-2074, formerly HaptoGuard’s licensed lead compound BXT-51072, is a glutathione peroxidase mimetic in clinical development for reduction of mortality in post-myocardial infarction patients with diabetes. The compound has demonstrated the ability to reduce infarct size by approximately 85 percent in a mouse model of heart attack called ischemia reperfusion injury. A Phase 2 clinical study for this compound was opened for enrollment in May, but progress has been slow by virtue of limited financial resources and the eruption of the conflict in the Middle East, as many of the sites open for patient enrollment are in northern Israel. The Company also owns a license to a proprietary genetic biomarker that has shown the potential to identify patients who are most responsive to ALT-2074.

•
Alagebrium chloride (formerly ALT-711), Alteon's lead compound, is an Advanced Glycation End-product Crosslink Breaker being developed for heart failure. The most recent data on alagebrium, presented from two Phase 2 clinical studies at the American Heart Association meeting in November 2005, demonstrated the ability of alagebrium to improve overall cardiac function, including measures of diastolic and endothelial function. In these studies, alagebrium also demonstrated the ability to significantly reduce left ventricular mass. The compound has been tested in approximately 1000 patients, which represents a sizeable human safety database, in a number of Phase 2 clinical studies.

o
The Company recently announced that the Juvenile Diabetes Research Foundation (JDRF) awarded a grant to one of our independent researchers, Mark Cooper, M.D., Ph.D., Professor at the Baker Heart Research Institute, Melbourne, Australia. This grant will fund a multinational Phase 2 clinical study of alagebrium on renal function in patients with type 1 diabetes and microalbuminuria. Alagebrium will be tested for its ability to reverse kidney damage caused by diabetes, and to reverse the protein excretion which is characteristic of diabetic nephropathy. Dr. Cooper has demonstrated promising preclinical results with alagebrium in diabetic kidney disease. The trial is expected to be initiated in the fourth quarter of this year.

o
Additionally, the Company announced that it has filed an Investigational New Drug Application (IND) with the U.S. Food & Drug Administration's (FDA) Division of Cardio-Renal Drug Products for a Phase 2b clinical study of the Company’s lead A.G.E. Crosslink Breaker compound, alagebrium, in diastolic heart failure (DHF). The IND has passed the 30-day review period for the proposed study’s clinical protocol, and the Company is allowed to initiate the study at its discretion.

The merger of the two companies was structured as an acquisition by Alteon. Under the terms of the merger agreement, HaptoGuard shareholders received 37.4 million shares of Alteon common stock (approximately 31 percent of the shares after completion of the merger). As an additional part of the merger, a portion of existing shares of Alteon preferred stock held by Genentech, Inc. was converted into Alteon common stock.

Key components of the transactions completed in July 2006 between Alteon, HaptoGuard and Genentech were as follows:

➢	Alteon acquired all outstanding equity of HaptoGuard. In exchange, HaptoGuard shareholders received from Alteon $5.3 million in Alteon common stock, or approximately 22.5 million shares.
➢
Genentech converted a portion of its existing Alteon preferred stock to Alteon common stock. A portion of Alteon preferred stock held by Genentech, which, when converted to Alteon common stock is equal to $3.5 million in Alteon common stock, was transferred to HaptoGuard shareholders.

➢	The remaining Alteon preferred stock held by Genentech was cancelled.
➢	Genentech will receive milestone payments and royalties on any future net sales of alagebrium, and received a right of first negotiation on ALT-2074.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued.

We had been evaluating potential pre-clinical and clinical studies in other therapeutic indications in which alagebrium may address significant unmet needs, during the period ended June 30, 2006, but subsequent to the completion of the merger, we have curtailed such studies to conserve cash. In addition to our anticipated clinical studies in renal disease, ischemia reperfusion injury and heart failure, we have conducted early research studies focusing on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including age-related macular degeneration (“AMD”), and glaucoma; and other diabetic complications, including renal diseases.

Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $227,847,026 as of June 30, 2006, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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

Our business is subject to significant risks including, but not limited to, (1) our ability to obtain sufficient additional funding to resume the development of alagebrium in heart failure, enroll patients in the study opened for ALT-2074, and continue operations, (2) our ability to complete enrollment in our clinical studies of alagebrium and ALT-2074 should we have adequate financial and other resources to do so, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) our reliance on alagebrium and ALT-2074, which are our only significant drug candidates, (5) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (6) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (7) technological change and competition, (8) manufacturing uncertainties, and (9) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during pre-clinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading Part II, Item 1A - Risk Factors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Continued.

Results of Operations

Three Months ended June 30, 2006 and 2005

Total revenues for the three months ended June 30, 2006 and 2005, were $116,197 and $200,405, respectively. Revenues were derived from interest earned on cash and cash equivalents and other income. The decrease from 2005 to 2006 was attributed to lower investment balances and partially offset by higher interest rates. In 2006 and 2005 other income included $50,000 and $100,000, respectively, received from a licensing agreement with Avon Products, Inc.

Our total expenses were $1,159,379 for the three months ended June 30, 2006, compared to $ 3,576,474 for the three months ended June 30, 2005, and in each period consisted primarily of research and development expenses. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

Research and development expenses were $494,936 for the three months ended June 30, 2006, as compared to $2,493,379 for the same period in 2005, a decrease of $1,998,443, or 80.1%. This decrease was attributed to decreased clinical trial costs and manufacturing expenses as a result of the discontinuation in June 2005 of our Systolic Pressure Efficacy and Safety Trial of Alagebrium (“SPECTRA”). In 2006, of the total amount spent on research and development expenses, we incurred $115,880 in personnel and personnel-related expenses, $62,518 in product liability insurance and $144,931 in third party consulting. In 2005, we incurred $941,891 in personnel and personnel-related expenses, $729,861 in clinical trial expenses primarily related to SPECTRA, $393,930 in pre-clinical expenses and $169,811 related to manufacturing (packaging and distribution).

General and administrative expenses were $664,443 for the three months ended June 30, 2006, as compared to $1,083,095 for the same period in 2005. The decrease for 2006 includes reduced corporate expenses offset by increased severance costs and retention bonuses.

Our net loss applicable to common stockholders was $2,236,931 for the three months ended June 30, 2006, compared to $4,482,262 in the same period in 2005, a decrease of 50.0%. This decrease was a result primarily of our significantly reduced research and development expenses. Included in the net loss applicable to common stockholders are preferred stock dividends of $1,193,749 and $1,106,193 for the three months ended June 30, 2006 and 2005 respectively.

Six Months ended June 30, 2006 and 2005

Total revenues for the six months ended June 30, 2006 and 2005, were $176,561 and $299,554, respectively. Revenues were derived from interest earned on cash and cash equivalents and other income. The decrease from 2005 to 2006 was attributed to lower investment balances and partially offset by higher interest rates. In 2006 and 2005, other income included $50,000 and $100,000, respectively, received from a licensing agreement with Avon Products, Inc.

Our total expenses were $2,841,071 for the six months ended June 30, 2006, compared to $8,317,922 for the six months ended June 30, 2005, and in each period consisted primarily of research and development expenses. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

Research and development expenses were $944,776 for the six months ended June 30, 2006, as compared to $6,134,479 for the same period in 2005, a decrease of $5,189,703, or 84.6%. This decrease was attributed to decreased clinical trial costs and manufacturing expenses as a result of the discontinuation in June 2005 of our Systolic Pressure Efficacy and Safety Trial of Alagebrium (“SPECTRA”). In 2006, of the total amount spent on research and development expenses, we incurred $348,401 in personnel and personnel-related expenses, $164,430 in product liability insurance and $230,432 in third party consulting. In 2005, we incurred $2,079,819 in personnel and personnel-related expenses, $729,861 in clinical trial expenses primarily related to SPECTRA, $393,930 in pre-clinical expenses and $169,811 related to manufacturing (packaging and distribution).

General and administrative expenses were $1,896,295 for the six months ended June 30, 2006, as compared to $2,183,443 for the same period in 2005. The decrease for 2006 includes reduced corporate expenses offset by increased severance costs and retention bonuses.

Our net loss applicable to common stockholders was $5,034,000 for the six months ended June 30, 2006, compared to $10,196,000 in the same period in 2005, a decrease of 50.6%. This decrease was a result primarily of our significantly reduced research and development expenses. Included in the net loss applicable to common stockholders are preferred stock dividends of $2,369,071 and $2,177,771 for the six months ended June 30, 2006 and 2005 respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and  Results of Operations—Continued.

Liquidity and Capital Resources

We had cash and cash equivalents at June 30, 2006, of $4,984,928, compared to $6,582,958 at December 31, 2005. The decrease is attributable to $3,051,175 of net cash used in operating activities and $1,022,861 used in investing activities. At June 30, 2006 we had working capital of $4,029,118.

The Company is urgently continuing to pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, Alteon will not have the ability to continue as a going concern after the third quarter of 2006. As a result of the merger with HaptoGuard, which closed on July 21, 2006, the Company was required to make payment of severance and insurance costs in the amount of approximately $2.0 million. In addition, the Company has incurred transaction fees and expenses of approximately $1,259,000 in connection with the merger, which fees and expenses are currently due and payable.

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

Selling securities to satisfy the Company’s s capital requirements may have the effect of materially diluting the current holders of its outstanding stock. Alteon may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. The Company is in the process of significantly curtailing or its research and development programs, until additional financing is obtained. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates and alter its plans for the development of its product candidates. If Alteon is unable to obtain the necessary funding, it may need to cease operations. There can be no assurance that the products or technologies acquired in the merger will result in revenues to the combined company or any meaningful return on investment to its stockholders.

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

In April 2006, we completed an equity financing that resulted in net proceeds to Alteon of approximately $2.5 million. (See Note 5 - Stockholders’ Equity).

On April 19, 2006, the Company entered into a definitive merger agreement pursuant to which it has combined operations with HaptoGuard, Inc. The merger and associated preferred stock restructuring transactions were subject to the approval of Alteon and HaptoGuard shareholders and closed on July 21, 2006. (See Note 6 - Subsequent Events).

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

ITEM 2. Management's Discussion and Analysis of Financial Condition—Continued.

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

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. The acceleration and the fact that no options were issued in the six months ended June 30, 2006, resulted in the Company not being required to recognize aggregate compensation expense under SFAS 123R for the three and six months ended June 30, 2006.

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

ITEM 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer, who is currently our acting principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer concluded that as of the end of such fiscal quarter, our current disclosure controls and procedures were not effective, because of the material weakness in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address this weakness as described below. With the exception of such weakness, however, the Chief Executive Officer believes that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b)  Material Weaknesses and Changes in Internal Controls. During the audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm identified a material weakness, as of December 31, 2005, regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits and the financial statement recording and disclosure of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, as a consequence of the material weakness, were deemed to be immaterial but were nevertheless recorded by the Company. Management has implemented remedial controls to address these matters including additional third party review of non-routine strategic transactions and Board of Director meeting minutes.

c) There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors.

Risks Related to Our Business

If we are unable to obtain sufficient additional funding in the near term, we may be forced to cease operation, and as a result of a decrease in our available financial resources, we have significantly curtailed the research, product development, preclinical testing and clinical trials of our product candidates.

While we intend to pursue development of alagebrium in high potential cardiovascular indications such as heart failure, any continued development of alagebrium by us is contingent upon additional funding or a strategic partnership.

The Company is urgently continuing to pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, Alteon will not have the ability to continue as a going concern after the third quarter of 2006.

As of June 30, 2006, we had working capital of $4,029,118, including $4,984,928 of cash and cash equivalents. Our cash used in operating activities for the six months ended June 30, 2006 was $3,051,175.

As a result of the merger with HaptoGuard, which closed on July 21, 2006, the Company was required to make payment of severance and insurance costs in the amount of approximately $2.0 million. In addition, the Company has incurred transaction fees and expenses of approximately $1,259,000 in connection with the merger, which fees and expenses are currently due and payable. There can be no assurance that the products or technologies acquired in the merger will result in revenues to the combined company or any meaningful return on investment to our stockholders.

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

Selling securities to satisfy our capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to our technologies or product candidates.

We will need additional capital in the future, but access to such capital is uncertain.

Alteon’s current resources are insufficient to fund its own commercialization efforts as well as the combined company’s commercialization efforts. As of June 30, 2006, Alteon had cash on hand of approximately $4,984,928. As described elsewhere in this report, in April, 2006 we closed on approximately $2.6 million in financing. Prior to the financing, Alteon was expending approximately $450,000 in cash per month., The combined company expects to spend approximately $560,000 in cash per month. Our capital needs beyond the third quarter of 2006 will depend on many factors, including our research and development activities and the success thereof, the scope of our clinical trial program, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of these activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the combined company. Other than the recently completed financing described in this report, we do not have committed external sources of funding and may not be able to secure additional funding on any terms or on terms that are favourable to us. If we raise additional funds by issuing additional stock, further dilution to our existing stockholders will result, and new investors may negotiate for rights superior to existing stockholders. If adequate funds are not available, the combined company may be required to:

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

J.H. Cohn LLP, our independent registered public accounting firm, has included an explanatory paragraph in their report on our financial statements for the fiscal year ended December 31, 2005, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in J.H. Cohn LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital, either alone or as a combined company.

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

The continued success of the combined company will depend on its ability to continue to raise capital in order to fund the development and commercialization of its products. Failure to raise additional capital may result in substantial adverse circumstances, including delisting of our common stock shares from the American Stock Exchange, which could substantially decrease the liquidity and value of such shares, or ultimately result in the liquidation of the combined company.

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

We depend heavily on the principal members of our management and scientific staff to realize our strategic goals and operating objectives. Over the past few months, due to the reduction in our clinical trial activities, the number of our employees has decreased from 30 as of June 30, 2005 to 7 as of June 30, 2006. Mary Phelan resigned from her position as our Director of Finance and Financial Reporting as of May 31, 2006. The loss of services in the near term of any of our other principal members of management and scientific staff could impede the achievement of our development priorities. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success, and there is significant competition among companies in our industry for such personnel. We have established retention programs for our current key employees, and we may be required to provide additional retention and severance benefits to our employees as we curtail operations or prepare to effect a strategic transaction such as a sale or merger with another company. However, we cannot assure you that we will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced managers and scientists, and given the recent clinical and regulatory setbacks that we have experienced. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed by other entities and may have commitments to or consulting or advisory contracts with those other entities that may limit their availability to us.

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

At June 30, 2006, we had an accumulated deficit of $227,847,026. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research, preclinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product other than alagebrium in clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any preclinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.

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

Failure to remediate the material weaknesses in our internal controls and to achieve and maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

During the audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm identified a material weakness, as of December 31, 2005, regarding our internal controls over the identification of and the accounting for non-routine transactions including certain costs related to potential strategic transactions, severance benefits and the financial statement recording and disclosure of stock options that we have granted to non employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure Management continues the process of implementing remedial controls to address these matters. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, as a consequence of the material weakness, were deemed by the Company to be immaterial but were nevertheless recorded by the Company.

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

The effect of accounting rules relating to our equity compensation arrangements may have an adverse effect on our stock price, results of operations, and financial condition.

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

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. The acceleration and the fact that no options were issued in the six months ended June 30, 2006, resulted in the Company incurring any compensation expense under SFAS 123R for the three and six months ended June 30, 2006.

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

The success of the combined company will also depend on the products and systems formerly under development by HaptoGuard, including ALT-2074, and we cannot be sure that the efforts to commercialize ALT-2074 will succeed.

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

          We are dependent on the successful outcome of clinical trials and will not be able to successfully develop and commercialize products if clinical trials are not successful.

          HaptoGuard received approval from Israel’s Ministry of Health to conduct Phase II trials in diabetic patients recovering from a recent myocardial infarction or acute coronary syndrome. The purpose of the study is to evaluate the biological effects on cardiac tissue in patients treated with ALT-2074.  HaptoGuard received Institutional Review Board approval for 3 sites in Israel. And the study was opened for enrollment in May.  The Israel-Lebanon conflict that began in July, 2006, has adversely impacted our ability to recruit patients to the study.  While the Company is evaluating modifications to the protocol to simplify its management in Israel, including transferring management of the project from a CRO to our internal team, the conflict will slow down any benefit that can be seen from those operational modifications.  Additionally, the completion of that trial is contingent on the successful raising of additional financing by the Company.

          None of Alteon’s or HaptoGuard’s product candidates are currently approved for sale by the FDA or by any other regulatory agency in the world, and may never receive approval for sale or become commercially viable. Before obtaining regulatory approval for sale, each of the combined company’s product candidates will be subjected to extensive preclinical and clinical testing to demonstrate safety and efficacy for a particular indication for humans in addition to meeting other regulatory standards. The combined company’s success will depend on the successful outcome of clinical trials for one or more product candidates.

          There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that a product candidate may cause, alone or in combination with another therapy, harmful side effects;

•	we may discover that a product candidate, alone or in combination with another therapy, does not exhibit the expected therapeutic results in humans;

•	results from early trials may not be statistically significant or predictive of results that may be obtained from large-scale, advanced clinical trials;

•	we, the FDA, other similar foreign regulatory agencies or an institutional review board may suspend clinical trials for any reason whatsoever;

•	patient recruitment may be slower than expected;

•	patients may drop out of our clinical trials; and

•	we may be unable to produce sufficient supplies of products in a timely fashion for clinical trials.

Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to develop safety, efficacy or manufacturing data necessary for approval for any product candidate. In addition, even if we receive approval, such approval may be limited in scope and hurt the commercial viability of such product. If the combined company is unable to successfully obtain approval of and commercialize a product, this would materially harm the business, impair our ability to generate revenues and adversely impact our stock price.

          The combined company is subject to significant government regulation and failure to achieve regulatory approval of our drug candidates would harm our business.

          The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive pre-market approval by the FDA prior to any commercial sale of any drug candidates. Before receiving such approval we must provide preclinical data and proof in human clinical trials of the safety and efficacy of our drug candidates, which trials can take several years. In addition, we must show that we can produce any drug candidates consistently at quality levels sufficient for administration in humans. Pre-market approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of any drug candidate. By statute and regulation, the FDA has 180 days to review an application for approval to market a drug candidate; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA or other regulatory bodies may determine that additional clinical trials or preclinical data are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with any of our other drug candidates unless and until we obtain FDA approval to sell such products in commercial quantities for human application.

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

Alteon and HaptoGuard entered into the merger with the expectation that the merger will result in beneficial synergies, including:

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

We expect that Alteon and HaptoGuard will incur aggregate direct transaction costs of approximately $3,284,000 associated with or resulting from the merger. If the total costs of the merger exceed our estimates or benefits of the merger do not exceed the total costs of the merger, the financial results of our combined company could be adversely affected.

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

ALT-2074 and other former HaptoGuard compounds are licensed by third parties and if the combined company is unable to continue licensing this technology our future prospects may be materially adversely affected.

HaptoGuard licensed technology, including technology related to ALT-2074, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain the license to ALT-2074 from Oxis International, we are obligated to meet certain development and clinical trial milestones and to make certain payments. There can be no assurance that we will be able to meet any milestone or make any payment required under the license with Oxis International. In addition, if we fail to meet any milestone or make any payment, there can be no assurance that we may be able to negotiate a compromise with Oxis.

The technology HaptoGuard licensed from third parties would be difficult or impossible to replace and the loss of this technology would materially adversely affect our business, financial condition and any future prospects.

If the combined company loses or is unable to hire and retain qualified personnel, it may not be able to develop its products and technology.

The combined company is highly dependent on the members of its scientific and management staff. In particular, the combined company depends on Dr. Noah Berkowitz as the combined company’s Chief Executive Officer and Dr. Malcolm MacNab as the combined company’s Vice-President of Clinical Development. We may not be able to attract and retain scientific and management personnel on acceptable terms, if at all, given the competition for such personnel among other companies and research and academic institutions. If the combined company loses an executive officer or certain key members of its clinical or research and development staff or is unable to hire and retain qualified management personnel, then its ability to develop and commercialize its products and technology and to raise capital and effect strategic opportunities may be hindered. We have not purchased and do not anticipate purchasing any key-man life insurance.

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

We first publicly issued common stock on November 8, 1991 at $15.00 per share in our initial public offering and it has been subject to fluctuations since that time. For example, during 2005, the closing sale price of our common stock has ranged from a high of $1.43 per shares to a low of $0.17 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

We currently have outstanding warrants to purchase an aggregate of 12,591,455 shares of our common stock, including warrants to purchase 10,960,400 shares of out common stock issued together with 10,960,400 shares of common stock all of which such warrants and common stock were issued in connection with a private equity financing completed in April 2006. The shares issued in the private placement financing, together with the shares underlying the warrants issued in such financing, represent approximately 37.8% of the total number of shares of our common stock outstanding immediately prior to the financing, and not including shares issued in the merger with HaptoGuard.

Sales of these shares in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our shareholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock and collectively beneficially own approximately 3.6% of the outstanding common stock as of June 30, 2006 and owned 31.5% subsequent to the merger completed July 21, 2006. In addition, approximately 23,435,778 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

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

ITEM 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of Alteon Inc. (the “Meeting”) was held on July 19, 2006. The following matters were voted upon at the Meeting: (i) the approval of the merger, the Agreement and Plan of Merger, dated as of April 19, 2006, by and among Alteon Inc., HaptoGuard Inc., Alteon Merger Sub. Inc., and Genentech Inc., and the related transactions contemplated thereby, (ii) a proposal to amend Alteon’s Certificate of Designation of Series G Preferred Stock, to change the written notice requirements to Alteon for conversion of the preferred stock in order to allow for the conversion pursuant to the merger agreement, (iii) a proposal to amend Alteon’s Certificate of Designation of Series H Preferred Stock, to change the written notice requirements to Alteon for conversion of the preferred stock in order to allow for the conversion pursuant to the merger agreement, (iv) the election of two directors, (v) a proposal to amend Alteon’s 2005 Stock Plan in order to reserve an additional 5,000,000 shares of common stock for issuance thereunder, and (vi) the ratification of the appointment of J.H. Cohn LLP as independent public accountants for the fiscal year ending December 31, 2006.

(i) The number of votes cast for, against and abstaining from the proposal to approve the merger, the Agreement and Plan of Merger, dated as of April 19, 2006, by and among Alteon Inc., HaptoGuard Inc., Alteon Merger Sub. Inc., and Genentech Inc., and the issuance of shares, and the transfer and conversion of shares contemplated thereby were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

37,056,365	1,433,576	313,464	23,776,209

(ii) The number of votes cast for, against and abstaining from the proposal to amend Alteon’s Certificate of Designation of Series G Preferred Stock, to change the written notice requirements to Alteon for conversion of the preferred stock in order to allow for the conversion pursuant to the merger agreement, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

36,273,602	2,133,311	396,492	23,776,209

(iii) The number of votes cast for, against and abstaining from the proposal to amend Alteon’s Certificate of Designation of Series H Preferred Stock, to change the written notice requirements to Alteon for conversion of the preferred stock in order to allow for the conversion pursuant to the merger agreement, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

36,272,996	2,146,028	384,381	23,776,209

(iv) The following table sets forth the names of the nominees who were elected to serve as directors and the number of votes cast for or withheld from the election of such nominee:

Name	Votes For	Votes Withheld

David K. McCurdy	56,526,157	6,053,457
Mark Novitch, M.D.	56,482,157	6,097,457

The others directors of the Company whose terms continued after the Meeting are Dr. Edwin Bransome, Jr., Marilyn G. Breslow, Alan J. Dalby, Kenneth I. Moch, Thomas A. Moore, Dr. George Naimark. However, pursuant to the terms of the merger agreement, Drs. Bransome and Novitch and Messrs. McCurdy and Dalby have since resigned their positions as members of the board of directors.

(v) The number of votes cast for, against and abstaining from the proposal for the approval to amend Alteon’s 2005 Stock Plan in order to reserve an additional 5,000,000 shares of common stock for issuance were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

29,219,280	9,227,556	356,569	23,776,209

(vi) The number of votes cast for, against and abstaining from the ratification of the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006, were as follows:

Votes For	Votes Against	Abstentions

60,881,049	1,393,331	305,234

ITEM 6. Exhibits.

Exhibits

See the “Exhibit Index” on page 33 for exhibits required to be filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006
ALTEON INC.

By: /s/ Noah Berkowitz Noah Berkowitz, M.D., Ph.D. President and Chief Executive Officer (principal executive officer)

By: /s/ Jeffrey P. Stein Jeffrey P. Stein, CPA (acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Exclusive License and Supply Agreement dated as of September 28, 2004, as amended, by and between Oxis International and HaptoGuard, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.