Form 10-Q
period 2006-09-30
ALTEON INC /DE
filed 2006-11-14
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒No ☐

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
Yes ☐ No  ☒

On November 7, 2006, 129,318,858 shares of the registrant’s Common Stock were outstanding.

ALTEON INC.

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2006
	and December 31, 2005	3

	Condensed Consolidated Statements of Operations for the three and nine months
	ended September 30, 2006 and 2005	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity
	for the nine months ended September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 6.	Exhibits	37

SIGNATURES		38

INDEX TO EXHIBITS		39

PART I - FINANCIAL INFORMATION

ITEM l.  Condensed Consolidated Financial Statements (Unaudited).

ALTEON INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS

Current Assets:
Cash and cash equivalents	$2,308,323	$6,582,958
Other current assets	402,705	216,290
Total current assets	2,711,028	6,799,248

Property and equipment, net	21,671	55,154
Restricted cash	150,000	150,000
Other assets	529,264	129,195
Total assets	$3,411,963	$7,133,597

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$806,060	$351,232
Accrued expenses	461,663	790,705
Total current liabilities	1,267,723	1,141,937

Stockholders' Equity:
Preferred stock, $.01 par value; 1,993,329 shares authorized,
0 shares issued and outstanding at September 30, 2006 and
1,389 shares of Series G Preferred Stock, and 4,172 shares of of Series H Preferred Stock issued and outstanding
at December 31, 2005	-	56

Common stock, $.01 par value; 300,000,000 shares
authorized and 129,318,858 and 57,996,711 shares issued
and outstanding, as of September 30, 2006 and December 31,
2005	1,293,189	579,967

Additional paid-in capital	243,057,880	228,225,082

Accumulated deficit	(242,206,829)	(222,813,445)
Total stockholders' equity	2,144,240	5,991,660
Total liabilities and stockholders' equity	$3,411,963	$7,133,597

See accompanying notes to unaudited condensed consolidated financial statements.

ALTEON INC.

CONDENSED CONSOLIDATED STATEMENTS OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues:

Investment income	$38,560	$87,235	$165,122	$286,789
Other income	—	—	50,000	100,000

Total income	$38,560	$87,235	$215,122	$386,789

Expenses:

Research and development	635,126	1,981,136	1,579,902	8,115,615
In-process research and development	11,379,348	—	11,379,348	—
General and administrative	2,100,282	1,062,503	3,996,577	3,245,946

Total expenses	14,114,756	3,043,639	16,955,827	11,361,561

Net loss	$(14,076,196)	$(2,956,404)	$(16,740,705)	$(10,974,772)

Preferred stock dividends	283,608	1,142,016	2,652,679	3,319,787

Net loss applicable to common shares	$(14,359,804)	$(4,098,420)	$(19,393,384)	$(14,294,559)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.07)	$(0.25)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	110,638,065	57,996,711	78,667,458	57,518,794

See accompanying notes to unaudited condensed consolidated financial statements.

ALTEON INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	5,561	$56	57,996,711	$579,967	$228,225,082	$(222,813,445)	$5,991,660
Net loss	-	-	-	-	-	(16,740,705)	(16,740,705)

Private placement of common stock	-	-	10,960,400	109,604	2,366,402	-	2,476,006
Issuance of Series G and H preferred
stock dividends	238	2	-	-	2,652,677	(2,652,679)	-
Common stock issued in
connection with the merger	-	-	37,399,065	373,991	8,426,009	-	8,800,000
Preferred stock converted to common
stock as a result of the merger	(5,799)	(58)	13,492,349	134,923	(134,865)	-	-
Assumption of HaptoGuard
vested stock options	-	-	-	-	235,000	-	235,000
Private placement of common stock	-	-	9,470,333	94,704	1,235,316	-	1,330,020
Stock-based compensation	-	-	-	-	34,652	-	34,652
Options issued for consulting services	-	-	-	-	7,666	-	7,666
Compensation costs related to
restricted stock	-	-	-	-	9,941	-	9,941

Balance, September 30, 2006	-	$-	129,318,858	$1,293,189	$243,057,880	$(242,206,829)	$2,144,240

See accompanying notes to unaudited condensed consolidated financial statements.

ALTEON INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(16,740,705)	$(10,974,772)

Adjustments to reconcile net loss to cash
used in operating activities:

Stock-based compensation	34,652	28,300
Options issued for consulting services	7,666	-
Compensation costs related to restricted stock	9,941	-
In-process research and development	11,379,348	-
Depreciation and amortization	37,945	49,497

Changes in operating assets and liabilities, net of acquisition:
Other current assets	(496,576)	(297,500)
Other assets	(529,264)	-
Accounts payable and accrued expenses	(161,739)	(1,316,708)

Net cash used in operating activities	(6,458,732)	(12,511,183)

Cash Flows from Investing Activities:
Capital expenditures	-	(13,108)
Acquisition costs, net of cash acquired	(1,621,929)	-
Net cash used in investing activities	(1,621,929)	(13,108)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	3,806,026	9,532,295
Net cash provided by financing activities	3,806,026	9,532,295

Net decrease in cash and cash equivalents	(4,274,635)	(2,991,996)
Cash and cash equivalents, beginning of period	6,582,958	11,175,762
Cash and cash equivalents, end of period	$2,308,323	$8,183,766

Supplemental disclosure of non-cash investing and financing
activities:
Common stock and other equity consideration issued as
a result of the merger	$9,035,058	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ALTEON INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s Proxy Statement on Schedule 14A dated June 22, 2006, and the Company’s Current Report on Form 8-K/A dated September 5, 2006 as filed with the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Alteon Inc. and its wholly-owned subsidiary, HaptoGuard, Inc. (from July 21, 2006, date of acquisition), collectively the “Company”. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $242,206,829 as of September 30, 2006, and expects to incur net losses, potentially greater than losses in prior years, for a number of years, assuming the Company is able to continue as a going concern, of which there can be no assurance.

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

As of September 30, 2006, the Company had working capital of $1,443,305, including $2,308,323 of cash and cash equivalents. The Company’s net cash used in operating activities was $6,458,732 for the nine months ended September 30, 2006, $12,511,183 for the nine months ended September 30, 2005, and $14,032,796 for the year ended December 31, 2005.

On July 19, 2006, the Company’s shareholders approved a merger with HaptoGuard, Inc., formerly a privately-held development-stage biotechnology company. The two companies have combined operations and intend to pursue clinical development of their complementary product platforms. The merger transaction, which was completed on July 21, 2006, included the granting of certain royalty and negotiation rights to Genentech, Inc., as part of the restructuring of Genentech’s former preferred stock position in Alteon. The merger was accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. (See Note 6 - Merger with HaptoGuard).

As a result of the merger with HaptoGuard, which closed on July 21, 2006, the Company was required to make payments of severance and insurance costs in the amount of approximately $2.0 million. In addition, the Company has incurred transaction fees and expenses of $1,758,928 through September 30, 2006, in connection with the merger.

The Company is urgently continuing to pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, Alteon will not have the ability to continue as a going concern after 2006.

The amount and timing of the Company’s future capital requirements will depend on numerous factors, including the timing and extent of resuming its research and development programs, the number and characteristics of product candidates that it pursues, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

Selling securities to satisfy the Company’s capital requirements may have the effect of materially diluting the current holders of its outstanding stock. The Company may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to the Company. The Company has significantly curtailed its research and development programs, until additional financing is obtained, if ever. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to certain of its technologies or product candidates and alter its plans for the development of its product candidates. If the Company is unable to obtain the necessary funding, it will likely need to cease operations. There can be no assurance that the products or technologies acquired in the merger will result in revenues to the combined company or any meaningful return on investment to its stockholders.

Note 3 – Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of September 30, 2006 and 2005, was 33,172,066 and 188,203,378 shares, respectively. (See Note 6 - Merger with HaptoGuard).

Note 4 – Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants. Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the three- and nine-month periods ending September 30, 2006 which includes compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. As such there was no compensation recognized under Statement 123(R) related to options granted prior to January 1, 2006.

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is charged to consulting expense over the related vesting period.  For the three- and nine-month periods ended September 30, 2006, the Company recognized research and development consulting expenses of $7,666.

The Company recognized compensation cost of $9,941, which was recorded as general and administrative expense for the three- and nine-month periods ended September 30, 2006 as a result of the granting of 960,000 shares of restricted stock.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted average grant date fair value

Nonvested at January 1, 2006	—	$—

Granted	960,000	$0.15
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2006	960,000	$0.15

As of September 30, 2006, there was $134,059 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.94 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $0.

For the three- and nine-month periods ended September 30, 2006, the Company recognized share-based employee compensation cost of $34,652 in accordance with Statement 123(R), which was recorded as general and administrative expense. This expense related to the granting of stock options to employees, directors and officers on or after January 1, 2006. None of this expense resulted from the grants of stock options prior to January 1, 2006. The Company recognized compensation expense related to these stock options, taking into consideration a forfeiture rate of ten percent based on historical experience, on a straight line basis over the vesting period. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), net losses for the three- and nine-month periods ended September 30, 2006 were greater than if the Company had continued to account for share-based compensation under APB 25 by $34,652. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 was immaterial.

As of September 30, 2006, the total compensation cost related to non-vested option awards not yet recognized is $154,145. The weighted average period over which it is expected to be recognized is approximately 1.06 years.

The net loss for the three- and nine-month periods ended September 30, 2005 does not include any compensation charges related to options granted to employees. The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS No. 123 instead of the intrinsic value method under APB 25 to stock-based employee compensation:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005

Net loss applicable to common shares, as reported	$(2,956,404)	$(10,974,772)
Deduct: Total stock-based employee and director compensation expense determined under fair value method	(231,914)	(943,493)
Net loss, pro forma	(3,188,318)	(11,918,265)
Preferred stock dividends	(1,142,016)	(3,319,787)

Net loss applicable to common shares, pro forma	$(4,330,334)	$(15,238,052)
Net loss per common share – basic and diluted
As reported	$(0.07)	$(0.25)
Pro forma	$(0.07)	$(0.26)

As noted above, the Company has shareholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a four-year period and expire ten years from the date of grant.

In March 2005, the Company’s Board of Directors approved the adoption of the Alteon Inc. 2005 Stock Plan, (the “2005 Stock Plan”). Upon shareholder approval of the 2005 Stock Plan at the Company’s 2005 annual meeting of stockholders, the two existing stock option plans were terminated. However, between the three plans, 9,630,078 stock options remain outstanding. The 2005 Stock Plan provided for options to purchase up to 5,000,000 shares of the Company’s common stock. On July 19, 2006, the Company’s stockholders approved an amendment to the 2005 Stock Plan which was previously approved by the Company’s Board of Directors, providing for an increase in the number of shares available under the 2005 Stock Plan from 5,000,000 shares to 10,000,000 shares, an increase of 5,000,000 shares. The options have a maximum term of ten years and vest over a period to be determined by the Company’s Board of Directors (generally over a four-year period) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 2005 Stock Plan expires on April 19, 2015 or may be terminated at an earlier date by vote of the shareholders or the Board of Directors of the Company. Under the 2005 Stock Plan, the Company granted directors options to purchase an aggregate of 520,000 shares of common stock at an exercise price of $0.15 in the third quarter of 2006. In addition, under the 2005 Stock Plan, the Company assumed options related to HaptoGuard option holders (see Note 6 - Merger with HaptoGuard) in the amount of 2,816,800 shares of common stock at an exercise price of $0.16 in the third quarter of 2006.

The Company estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company estimated the expected term of stock options using historical exercise and employee forfeiture experience.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges in 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	139%	150%	139%	150%

Dividend yield	—	—	—	—

Expected term (in years)	6.11	5	6.11	5

Risk-free interest rate	4.50%	3.40%	4.50%	3.40%

A summary of the status of the Company’s stock options outstanding as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,486,665	$2.12

Granted/assumed	3,336,800	0.16
Exercised	—	—
Cancelled	(193,387)	4.20

Outstanding at September 30, 2006	9,630,078	$1.40	6.27	$105,304

Options exercisable at September 30, 2006	8,092,800	$1.64	5.78	$53,989

Weighted-average fair value of options granted during the nine months ended September 30, 3006	$0.14

Note 5 – Stockholders’ Equity

On April 21, 2006, the Company closed a private placement of Units, consisting of common stock and warrants, for gross proceeds of approximately $2.6 million. Each Unit consisted of one share of Company common stock and one warrant to purchase one share of Company common stock, comprising a total of 10,960,400 shares of Company common stock and warrants to purchase 10,960,400 shares of Company common stock.

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

Prior to the merger with HaptoGuard, Series G Preferred Stock and Series H Preferred Stock dividends were payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance. Each share of Series G Preferred Stock and Series H Preferred Stock was convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. For the three months ended September 30, 2006 and 2005, preferred stock dividends of $283,608 and $1,142,016, respectively, were recorded. As of September 30, 2006, the Series G and Series H Preferred Stock had been cancelled or converted into common stock as a result of the merger. The Series G and Series H Preferred Stock had no voting rights. (See Note 6 - Merger with HaptoGuard).

As a result of the July 21, 2006 merger with HaptoGuard, the Company issued 37,399,065 shares of common stock to the shareholders of HaptoGuard. In addition, the Company issued 13,492,349 shares of common stock to Genentech upon conversion of the preferred stock described above as a result of the merger. (See Note 6 - Merger with HaptoGuard).

On September 13, 2006, the Company completed a private placement of Units, consisting of common stock and warrants, for net proceeds, after expenses and fees, of approximately $1.3 million. Each Unit consisted of one share of Company common stock and one warrant to purchase one share of Company common stock, comprising a total of 9,470,333 shares of Company common stock and warrants to purchase 9,470,333 shares of Company common stock. In addition, the Company issued a warrant to purchase 520,200 shares of Company common stock to the placement agent. The offering was made to accredited investors, as defined in and pursuant to an exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended.

The Units were sold at a price of $0.15 per Unit, and the warrants are exercisable for a period of five years, commencing six months from the date of issuance, at an exercise price of $0.1875 per share. Rodman & Renshaw, LLC served as placement agent in the transaction and received a 6% placement fee on 8,670,000 of the shares issued, which was paid in cash and warrants. On October 20, 2006, the Company paid an aggregate of $28,411 as a penalty to the investors of the September 13, 2006 private placement as a result of the Company’s failure to timely file a registration statement covering the resale of such Units pursuant to a certain Registration Rights Agreement dated as of September 13, 2006. This Registration Rights Agreement specifies in certain instances a cash penalty of 2% of the gross amount of the financing for each month the Company is out of compliance. This is subject to an overall limit of 18%, or $255,699. These instances include failure to file a registration statement within 30 days of the date of the Registration Rights Agreement, failure to achieve an effective registration within 90 days of the date of the Registration Rights Agreement (120 days in the case of a full review by the Securities and Exchange Commission), and failure to maintain an effective registration for more than 15 consecutive calendar days or more than an aggregate of 25 calendar days during any 12-month period.

Note 6 – Merger with HaptoGuard

On April 19, 2006, the Company (“Alteon”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Alteon Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Alteon (“Merger Sub”), HaptoGuard, Inc., a Delaware corporation (“HaptoGuard”), and Genentech, Inc., a Delaware corporation (“Genentech”). The Merger Agreement provided that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merge with and into HaptoGuard, with HaptoGuard becoming the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of Alteon (the “Merger”). On July 19, 2006, Alteon’s ’s shareholders approved the Merger and on July 21, 2006, the Merger was completed.

The Merger of the two companies was structured as an acquisition by Alteon. Under the terms of the Merger Agreement, HaptoGuard shareholders received a total of 37.4 million shares of Alteon common stock. As an additional part of the merger, a portion of existing shares of Alteon preferred stock held by Genentech, Inc. was converted into 13,492,349 shares of Alteon common stock.

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

The acquisition of HaptoGuard has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

On July 21, 2006, the Company assumed the obligations of HaptoGuard under an employment agreement between HaptoGuard and Dr. Noah Berkowitz dated March 1, 2005. Under the terms of the agreement, Dr. Berkowitz serves as President and Chief Executive Officer of the Company and performs such other executive and administrative duties as he may reasonably be expected to be capable of performing on behalf of the Company as may from time to time be authorized or directed by the Company’s Board of Directors. Dr. Berkowitz’s employment by the Company is at-will and not for any specified period and may be terminated at any time, with or without cause by either Dr. Berkowitz or the Company.

The Company will pay Dr. Berkowitz an annual base salary of $240,000 . Dr. Berkowitz will also be granted an annual cash bonus of up to 30% of his base salary for that year based on the achievement of certain milestones. Subject to the approval by the Board of Directors, the Company shall grant Dr. Berkowitz an option to purchase common stock of the Company on at least an annual basis. The options shall vest monthly over a period of three years.   In addition, the agreement provides for severance payments to Dr. Berkowitz in the event he is terminated for disability, cause, or he leaves the Company for good reason, each as more specifically set forth in the agreement.

The excess purchase price paid by the Company to acquire the net assets of HaptoGuard was allocated to acquired in-process research and development totaling $11,379,348. As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business combinations Accounted for by the Purchase Method (“FIN4”), the Company recorded a charge in its statements of operations for the nine months ended September 30, 2006 for the in-process research and development. Alteon and HaptoGuard have complementary product platforms in cardiovascular diseases, diabetes and other inflammatory diseases, including two Phase 2 clinical-stage compounds focused on cardiovascular diseases in diabetic patients. Results of operations of HaptoGuard are included in the condensed consolidated financial statements since July 21, 2006.

A summary of the allocation of the purchase price, including acquisition costs of $1,758,928 is as follows:

Assets purchased:
Cash	$5,314
Prepaid expenses and other current assets	25,839
Property and equipment	4,462
Other assets	2,490
Acquired in-process research and development	11,379,348
Total	11,417,453

Liabilities assumed:
Accounts payable and accrued expenses	623,467
Net purchase price	$10,793,986
Common stock and other equity consideration issued	9,035,058
Acquisition costs incurred	$1,758,928

The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company and HaptoGuard, as if the acquisition had occurred on January 1, 2005 instead of July 21, 2006, after giving effect to certain adjustments, including the issuance of the Company’s common stock as part of the purchase price. The unaudited pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during these periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss	$(2,696,848)	$(3,299,415)	$(6,417,150)	$(23,667,550)

Weighted average number of common shares outstanding	121,701,416	108,888,125	116,136,960	108,410,208
Loss per common share - basic and fully diluted	$(0.02)	$(0.03)	$(0.06)	$(0.22)

The nine-month period ended September 30, 2005 includes a one-time non-recurring acquired in-process research and development charge of $11,379,348.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease in diabetic patients. We have identified several promising product candidates that we believe represent novel approaches to some of the largest pharmaceutical markets.

In July 2006, we completed a merger with HaptoGuard, Inc., whereby the two companies’ combined operations, including their complementary product platforms in cardiovascular diseases, diabetes and other inflammatory diseases. The newly-combined company has two lead products in clinical development:

•
ALT-2074, formerly HaptoGuard’s licensed lead compound BXT-51072, is a glutathione peroxidase mimetic in clinical development for reducing the morbidity and mortality of patients with diabetes following a myocardial infarction. The compound has demonstrated the ability to reduce infarct size by approximately 85 percent in a mouse model of heart attack called ischemia reperfusion injury. A Phase 2 clinical study for this compound was opened for enrollment in May, but progress was slowed in the current quarter by virtue of limited financial resources and the eruption of the conflict in the Middle East, as many of the sites open for patient enrollment are in northern Israel. The Company also owns a license to a proprietary genetic biomarker that has shown the potential to identify patients who are most responsive to ALT-2074.

•
Alagebrium chloride (formerly ALT-711), Alteon's lead compound, is an Advanced Glycation End-product Crosslink Breaker being developed for diastolic heart failure (“DHF”). The most recent data on alagebrium from one Phase 2 clinical study presented at the American Heart Association meeting in November 2005 demonstrated the ability of alagebrium to improve overall cardiac function, including measures of diastolic and endothelial function. In this study, alagebrium also demonstrated the ability to significantly reduce left ventricular mass. The compound has been tested in approximately 1000 patients, which represents a sizeable human safety database, in a number of Phase 2 clinical studies.

o
We announced that the Juvenile Diabetes Research Foundation (“JDRF”) awarded a grant to one of our independent researchers, Mark Cooper, M.D., Ph.D., Professor at the Baker Heart Research Institute, Melbourne, Australia. This grant will fund a multinational Phase 2 clinical study of alagebrium on renal function in patients with type 1 diabetes and microalbuminuria. Alagebrium will be tested for its ability to reverse kidney damage caused by diabetes, and to reverse the protein excretion which is characteristic of diabetic nephropathy. Dr. Cooper has demonstrated promising preclinical results with alagebrium in diabetic kidney disease. The trial is expected to be initiated in the first quarter of 2007.

o
Additionally, we have filed an Investigational New Drug Application (“IND”) with the U.S. Food & Drug Administration's (“FDA”) Division of Cardio-Renal Drug Products for a Phase 2b clinical study of our lead A.G.E. Crosslink Breaker compound, alagebrium, in diastolic heart failure (“DHF”). The IND has passed the 30-day review period for the proposed study’s clinical protocol, and we are allowed to initiate the study at our discretion.

The merger of the two companies was structured as an acquisition by Alteon. Under the terms of the merger agreement, HaptoGuard shareholders received 37.4 million shares of Alteon common stock (approximately 31% of the shares after completion of the merger). As an additional part of the merger, a portion of existing shares of Alteon preferred stock held by Genentech, Inc. was converted into Alteon common stock.

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

We had been evaluating potential preclinical and clinical studies in other therapeutic indications in which alagebrium may address significant unmet needs. During the period ended September 30, 2006 we have curtailed such studies to conserve cash. In addition to our anticipated clinical studies in renal disease, ischemia reperfusion injury and heart failure, we have conducted early research studies focusing on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including age-related macular degeneration (“AMD”), and glaucoma; and other diabetic complications, including renal diseases.

Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $242,206,829 as of September 30, 2006, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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

Our business is subject to significant risks, including, but not limited to, (1) our ability to obtain sufficient additional funding to resume the development of alagebrium in heart failure, enroll patients in the study opened for ALT-2074, and continue operations, (2) our ability to complete enrollment in our clinical studies of alagebrium and ALT-2074 should we have adequate financial and other resources to do so, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) our reliance on alagebrium and ALT-2074, which are our only significant drug candidates, (5) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (6) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (7) technological change and competition, (8) manufacturing uncertainties, and (9) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during preclinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading Part II, Item 1A - Risk Factors.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued.

Results of Operations

Three Months ended September 30, 2006 and 2005

Total revenues for the three months ended September 30, 2006 and 2005, were $38,560 and $87,235, respectively. Revenues were derived from interest earned on cash and cash equivalents and other income. The decrease from 2005 to 2006 was attributed to lower investment balances and partially offset by higher interest rates.

Our total expenses were $14,114,756 for the three months ended September 30, 2006, compared to $3,043,639 for the three months ended September 30, 2005. The increase was primarily a result of an in-process research and development charge of $11,379,348 in the third quarter of 2006 as a result of the merger with HaptoGuard. In addition, general and administrative expenses increased by $1,037,779 over the prior year. Partially offsetting the increase in total expenses was a decrease in research and development expenses of $1,346,010 from the prior year.

Research and development expenses were $635,126 for the three months ended September 30, 2006, as compared to $1,981,136 for the same period in 2005, a decrease of $1,346,010, or 68%. This decrease was attributed to decreased pre-clinical and clinical trial costs as well as a reduction in research and development personnel and personnel related costs. In 2006, of the total amount spent on research and development expenses, we incurred $123,341 in personnel and personnel-related expenses, $49,799 in product liability insurance and $129,855 in third-party consulting. In 2005, we incurred $893,333 in personnel and personnel-related expenses, $472,276 in preclinical expenses, $220,934 in clinical trial expense and $88,061 related to manufacturing (packaging and distribution). Research and development expenses normally include third-party expenses associated with preclinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

General and administrative expenses were $2,100,282 for the three months ended September 30, 2006, as compared to $1,062,503 for the same period in 2005. The increase for 2006 is in large part a result of severance costs of $1,230,702 in the three months ended September 30, 2006 which we did not have in the prior year. This increase is partially offset by a decrease in normal personnel costs of $247,782 over the prior year.

Our net loss applicable to common shares was $14,359,804 for the three months ended September 30, 2006, compared to $4,098,420 in the same period in 2005, an increase of 250%. This increase was primarily a result of an in-process research and development charge of $11,379,348 as a result of the merger with HaptoGuard. This increase was partially offset by the fact that preferred stock dividends of $1,142,016 were paid in the three months ended September 30, 2005 as compared with $283,608 in the three months ended September 30, 2006, as a result of the merger.

Nine Months ended September 30, 2006 and 2005

Total revenues for the nine months ended September 30, 2006 and 2005, were $215,122 and $386,789, respectively. Revenues were derived from interest earned on cash and cash equivalents and other income. The decrease from 2005 to 2006 was attributed to lower investment balances and partially offset by higher interest rates. In 2006 and 2005, other income included $50,000 and $100,000, respectively, received from a licensing agreement with Avon Products, Inc.

Our total expenses were $16,955,827 for the nine months ended September 30, 2006, as compared to $11,361,561 for the nine months ended September 30, 2005. The increase was primarily a result of an in-process research and development charge of $11,379,348 in the third quarter of 2006 as a result of the merger with HaptoGuard. In addition, general and administrative expenses increased by $750,631 from the prior year. Offsetting the increase was a decrease in research and development expenses of $6,535,713.

Research and development expenses were $1,579,902 for the nine months ended September 30, 2006, as compared to $8,115,615 for the same period in 2005, a decrease of $6,535,713, or 81%. This decrease was attributed to decreased clinical trial costs and manufacturing expenses as a result of the discontinuation in June 2005 of our Systolic Pressure Efficacy and Safety Trial of Alagebrium (“SPECTRA”). In 2006, of the total amount spent on research and development expenses, we incurred $471,742 in personnel and personnel-related expenses, $214,229 in product liability insurance and $360,287 in third party consulting. In 2005, we incurred $3,087,654 in personnel and personnel-related expenses, $2,217,790 in clinical trial expenses primarily related to SPECTRA, $1,307,373 in preclinical expenses, $541,657 related to manufacturing (packaging and on-going stability studies), $353,076 in third-party consulting fees and $281,664 of facility and other overhead related costs. Research and development expenses normally include third-party expenses associated with preclinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued.

General and administrative expenses were $3,996,577 for the nine months ended September 30, 2006, as compared to $3,245,946 for the same period in 2005. The increase for 2006 is in large part a result of severance costs of $1,616,809 in the nine months ended September 30, 2006 which we did not have in the prior year. This increase is partially offset by a decrease in normal personnel costs of $642,871 over the prior year.

Our net loss applicable to common shares was $19,393,384 for the nine months ended September 30, 2006, as compared to $14,294,559 in the same period in 2005, an increase of 36%. This increase was primarily a result of an in-process research and development charge of $11,379,348 as a result of the merger with HaptoGuard. The increase is partially offset by a reduction of research and development expenses of $6,535,713. Included in the net loss applicable to common shares are preferred stock dividends of $2,652,679 and $3,319,787 for the nine months ended September 30, 2006 and 2005, respectively. The reduction of preferred stock dividends in the current period is a result of the fact that we have ceased paying these dividends subsequent to the merger with HaptoGuard.

Liquidity and Capital Resources

We had cash and cash equivalents at September 30, 2006, of $2,308,323, as compared to $6,582,958 at December 31, 2005. The decrease is attributable to $6,458,732 of net cash used in operating activities and $1,621,929 used in investing activities. At September 30, 2006 we had working capital of $1,443,305.

We are urgently continuing to pursue fund-raising possibilities through the sale of our equity securities. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern after 2006. As a result of the merger with HaptoGuard, which closed on July 21, 2006, we were required to make payment of severance and insurance costs in the amount of approximately $2.0 million. In addition, we incurred transaction costs of approximately $1,759,000 in connection with the merger.

The amount and timing of our future capital requirements will depend on numerous factors, including the timing of resumption of our research and development programs, if at all, the number and characteristics of product candidates that we pursue, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

Selling securities to satisfy our capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that such funding will be available at all or on terms acceptable to us. We are in the process of significantly curtailing our research and development programs, until additional financing is obtained. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to certain of our technologies or product candidates and alter our plans for the development of our product candidates. If we are unable to obtain the necessary funding, we may need to cease operations. There can be no assurance that the products or technologies acquired in the merger will result in revenues to the combined company or any meaningful return on investment to our stockholders.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations – Continued.

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

On April 19, 2006, we entered into a definitive merger agreement pursuant to which we have combined operations with HaptoGuard, Inc. The merger and associated preferred stock restructuring transactions were subject to the approval of Alteon and HaptoGuard shareholders and closed on July 21, 2006. (See Note 6 - Merger with HaptoGuard).

In September 2006, we completed an equity financing that resulted in net proceeds to Alteon of approximately $1.3 million. On October 20, 2006, we paid an aggregate of $28,411 as a penalty to the investors of the September 13, 2006 private placement as a result of the Company’s failure to timely file a registration statement covering the resale of such Units pursuant to a certain Registration Rights Agreement dated as of September 13, 2006. This Registration Rights Agreement specifies in certain instances a cash penalty of 2% of the gross amount of the financing for each month the Company is out of compliance. This is subject to an overall limit of 18%, or $255,699. These instances include failure to file a registration statement within 30 days of the date of the Registration Rights Agreement, failure to achieve an effective registration within 90 days of the date of the Registration Rights Agreement (120 days in the case of a full review by the Securities and Exchange Commission), and failure to maintain an effective registration for more than 15 consecutive calendar days or more than an aggregate of 25 calendar days during any 12-month period. (See Note 5 - Stockholders’ Equity).

On October 13, 2006, we reported that we had received a notice from the staff (the “Staff'') of the American Stock Exchange, Inc. (“AMEX'') indicating that we are not in compliance with certain AMEX continued listing standards set forth in Section 1003(a) of the AMEX Company Guide due to (i) sustaining losses from continuing operations and/or net losses in two out of our three most recent fiscal years with stockholders' equity below $2,000,000; (ii) sustaining losses from continuing operations and/or net losses in three out of our four most recent fiscal years with stockholders' equity below $4,000,000; and (iii) sustaining losses from continuing operations and/or net losses in our five most recent fiscal years with stockholders' equity below $6,000,000.

We were afforded the opportunity to submit a plan of compliance (a “Plan'') to AMEX by November 8, 2006 advising AMEX of the action we have taken, or will take, that would bring us into compliance with all the continuing listing standards of the Company Guide by April 9, 2008. We submitted our plan to regain compliance to AMEX on November 7, 2006. If AMEX accepts the Plan, we will be able to continue our listing during the Plan period for up to seventeen months, during which time we will be subject to periodic review to determine whether it is making progress consistent with the Plan. If AMEX does not accept our Plan or if we do not make progress consistent with the Plan during the Plan period or if we are not in compliance with the continued listing standards at the end of the Plan period, AMEX may then initiate delisting proceedings. However, there is no assurance that the Plan will be accepted by AMEX, or that we will be able to make progress consistent with the Plan if it is accepted.

While the Plan is under review by AMEX, we expect that our common stock will continue to trade without interruption on AMEX; however, the trading symbol for our common stock will have an indicator (.BC) added as an extension to signify noncompliance with the continued listing standards. Within five days of the October 9, 2006 letter from AMEX, we were included in a list on the AMEX website of issuers that do not comply with the listing standards. The .BC indicator will remain as an extension on our trading symbol until we have regained compliance with all applicable continued listing standards.

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

The Company accounts for employee stock-based compensation, awards issued to non-employee directors, and stock options issued to consultants and contractors in accordance with SFAS 123R, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” For the three- and nine-month periods ended September 30, 2006, the Company recognized research and development consulting expenses of $7,666.

The Company has adopted the new standard, SFAS 123R, effective January 1, 2006 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R, and is recognized over the remaining service period after the adoption date based on the options’ original estimate of fair value. For the three- and nine-month periods ended September 30, 2006, the Company recognized share-based employee compensation cost of $34,652 in accordance with SFAS 123R, which was recorded as general and administrative expense.

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. As such there was no compensation recognized under Statement 123(R) related to options granted prior to January 1, 2006.

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

ITEM 4.  Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our acting principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the acting principal financial officer concluded that as of the end of such fiscal quarter, our current disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address this weakness as described below.

b) Material Weaknesses and Changes in Internal Controls. During the audit of our financial statements for the year ended December 31, 2005, the review of our financial statements for the three months ended March 31, 2006 and the review of our financial statements for the three- and nine-month periods ended September 30, 2006, our independent registered public accounting firm identified a material weakness, as of December 31, 2005, March 31, 2006 and September 30, 2006, regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits, the financial statement recording and disclosure of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18, accounting for the acquisition of HaptoGuard and the adoption of SFAS 123(R). As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, as a consequence of the material weakness, were deemed to be immaterial but were nevertheless recorded by the Company. Management is in the process of implementing remedial controls to address these matters, including additional third party review of non-routine strategic transactions and Board of Director meeting minutes as well as the hiring of outside financial consultants to handle accounting and financial reporting.

c) There were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes included the hiring of outside financial consultants to address the deficiencies described above.

PART II - OTHER INFORMATION

ITEM 1A.   Risk Factors.

Risks Related to Our Business

If we are unable to obtain sufficient additional funding in the near term, we may be forced to cease operation.

While we intend to pursue development of alagebrium in high potential cardiovascular indications such as heart failure, any continued development of alagebrium by us is contingent upon additional funding or a strategic partnership.

The Company is urgently continuing to pursue fund-raising possibilities through the sale of its equity securities. If the Company is unsuccessful in its efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, Alteon will not have the ability to continue as a going concern after 2006.

As of September 30, 2006, we had working capital of $1,443,305, including $2,308,323 of cash and cash equivalents. Our cash used in operating activities for the nine months ended September 30, 2006 was $6,458,732.

As a result of the merger with HaptoGuard, which closed on July 21, 2006, the Company was required to make payment of severance and insurance costs in the amount of approximately $2.0 million. In addition, the Company has incurred transaction fees and expenses of approximately $1,759,000 in connection with the merger, which fees and expenses are currently due and payable. There can be no assurance that the products or technologies acquired in the merger will result in revenues to the combined company or any meaningful return on investment to our stockholders.

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

We need additional capital, but access to such capital is uncertain.

Our current resources are insufficient both to fund our commercialization efforts and to continue our future operations beyond 2006. As of September 30, 2006, we had cash on hand of $2,308,323. In September 2006, we closed on approximately $1.4 million in financing. Prior to the financing, we were expending approximately $450,000 in cash per month. Following the merger, we currently expect to spend approximately $560,000 in cash per month. Our capital needs beyond 2006 will depend on many factors, including our research and development activities and the success thereof, the scope of our clinical trial program, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of the activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We currently do not have committed external sources of funding and may not be able to secure additional funding on any terms or on terms that are favorable to us. If we raise additional funds by issuing additional stock, further dilution to our existing stockholders will result, and new investors may negotiate for rights superior to existing stockholders. If adequate funds are not available, we may be required to:

•	delay, reduce the scope of or eliminate one or more of our development programs;

•
obtain funds through arrangements with collaboration partners or others that may require us to relinquish rights to some or all of our technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves;

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available;

•	seek a buyer for all or a portion of our business; or

•	wind down our operations and liquidate our assets on terms that are unfavorable to us.

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

Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to the financial statements as a result of the outcome of the uncertainty described above. Accordingly, the value of the company in liquidation may be different from the amounts set forth in our financial statements.

Our continued success will depend on our ability to continue to raise capital in order to fund the development and commercialization of our products. Failure to raise additional capital may result in substantial adverse circumstances, including delisting of our common stock shares from the American Stock Exchange, which could substantially decrease the liquidity and value of such shares, or ultimately result in our liquidation.

Alteon and HaptoGuard have each historically incurred operating losses and we expect these losses to continue.

Alteon and HaptoGuard have each historically incurred substantial operating losses due to their research and development activities and expect these losses to continue after the merger for the foreseeable future. As of December 31, 2005, Alteon and HaptoGuard had an accumulated deficit of $222,813,445 and $2,425,258, respectively. Alteon’s fiscal year 2005, 2004 and 2003 net losses were $12,614,459, $13,958,646, and $14,452,418, respectively. HaptoGuard’s fiscal year 2005 and 2004 net losses were $1,654,695 and $770,563, respectively. Alteon’s fiscal year 2005, 2004 and 2003 net losses applicable to common stockholders were $17,100,795, $18,093,791 and $18,243,265, respectively. If we are able to obtain sufficient additional funding, we expect to expend significant amounts on research and development programs for alagebrium and ALT-2074. Research and development activities are time consuming and expensive, and will involve the need to engage in additional fund-raising activities, identify appropriate strategic and collaborative partners, reach agreement on basic terms, and negotiate and sign definitive agreements. We are actively seeking new financing to provide financial support for our research and development activities. However, at this time, we are not able to assess the probability of success in our fundraising efforts or the terms, if any, under which we may secure financial support from strategic partners or other investors. We expect to continue to incur significant operating losses for the foreseeable future.

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

In June 2005, our Phase 2b SPECTRA trial in systolic hypertension was discontinued after an interim analysis found that the data did not indicate a treatment effect of alagebrium, and we have ceased development of alagebrium for this indication.

We cannot predict at this time when enrollment in any of our clinical studies of alagebrium will resume, if ever. If we are unable to resume enrollment in our clinical studies of alagebrium in a timely manner, or at all, our business will be materially adversely affected.

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

•	adverse results in preclinical safety or toxicity studies;

•	lower than expected recruitment or retention rates of subjects in a clinical trial;

•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

•	delays in approvals from a study site’s review board, or other required approvals;

•	longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated subjects;

•	lack of effectiveness of the product candidate being tested; and

•	regulatory changes.

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

 The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive pre-market approval by the FDA prior to any commercial sale of any drug candidates. Before receiving such approval, we must provide preclinical data and proof in human clinical trials of the safety and efficacy of our drug candidates, which trials can take several years. In addition, we must show that we can produce any drug candidates consistently at quality levels sufficient for administration in humans. Pre-market approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of any drug candidate. By statute and regulation, the FDA has 180 days to review an application for approval to market a drug candidate; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA or other regulatory bodies may determine that additional clinical trials or preclinical data are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with any of our drug candidates unless and until we obtain FDA approval to sell such products in commercial quantities for human application.

Even if a clinical trial is commenced, the FDA may delay, limit, suspend or terminate clinical trials at any time, or may delay, condition or reject approval of any of our product candidates, for many reasons. For example:

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

Our success will also depend on the products and systems formerly under development by HaptoGuard, including ALT-2074, and we cannot be sure that the efforts to commercialize ALT-2074 will succeed.

ALT-2074, HaptoGuard’s lead compound prior to the merger, is in development for the treatment of heart complications in patients with diabetes. It has demonstrated efficacy in mouse models.

ALT-2074 is still in early clinical trials and any success to date should not be seen as indicative of the probability of any future success. The failure to complete clinical development and commercialize ALT-2074 for any reason or due to a combination of reasons will have a material adverse impact on our business.

We are dependent on the successful outcome of clinical trials and will not be able to successfully develop and commercialize products if clinical trials are not successful.

HaptoGuard received approval from Israel’s Ministry of Health to conduct Phase 2 trials in diabetic patients recovering from a recent myocardial infarction or acute coronary syndrome. The purpose of the study is to evaluate the biological effects on cardiac tissue in patients treated with ALT-2074.  HaptoGuard received Institutional Review Board approval for three sites in Israel, and the study was opened for enrollment in May 2006.  The Israel-Lebanon conflict that occurred in July 2006 has adversely impacted our ability to recruit patients for the study. While we are evaluating modifications to the protocol to simplify its management in Israel, including transferring management of the project from a Contract Research Organization, or CRO, to our internal team, we believe that the conflict has continued to compromise any benefit that is likely to be realized from those operational modifications. Additionally, the continuation of that trial is contingent on the successful raising of additional financing by the Company.

If we are unable to form the successful collaborative relationships that our business strategy requires, our programs will suffer and we may not be able to develop products.

Our strategy for developing and deriving revenues from our products depends, in large part, upon entering into arrangements with research collaborators, corporate partners and others. The potential market, preclinical and clinical study results and safety profile of our product candidates may not be attractive to potential corporate partners. A two-year toxicity study found that male rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations, including hepatocarcinomas, and that the alteration rate was slightly over the expected background rate in this gender and species of rat. Also, our Phase 2a EMERALD study in erectile dysfunction, the IND for which has since been withdrawn, was placed on clinical hold by the FDA’s Reproductive and Urologic Division, which may adversely affect our ability to enter into research and development collaborations with respect to alagebrium. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

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

We depend heavily on the principal members of our management and scientific staff to realize our strategic goals and operating objectives. Over the past year, due to the reduction in our clinical trial activities, the number of our employees has decreased from 22 as of September 30, 2005 to 7 as of September 30, 2006. Following the merger with HaptoGuard, we depend on Dr. Noah Berkowitz as the combined company’s Chief Executive Officer and Dr. Malcolm MacNab as the combined company’s Vice-President of Clinical Development. The loss of services in the near term of any of our principal members of management and scientific staff could impede the achievement of our development priorities. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success, and there is significant competition among companies in our industry for such personnel. We may be required to provide additional retention and severance benefits to our employees in the future if we prepare to effect a strategic transaction, such as a sale or merger with another company. However, we cannot assure you that we will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced managers and scientists, and given the recent clinical and regulatory setbacks that we have experienced. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed by other entities and may have commitments to or consulting or advisory contracts with those other entities that may limit their availability to us.

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

At September 30, 2006, we had an accumulated deficit of $242,206,829. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates, including our lead candidate, alagebrium, are still in research, preclinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product candidates other than alagebrium and ALT-2074 in clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any preclinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.

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

During the audit of our financial statements for the year ended December 31, 2005, the review of our financial statements for the three months ended March 31, 2006 and the review of our financial statements for the three- and nine-month periods ended September 30, 2006, our independent registered public accounting firm identified a material weakness, as of December 31, 2005, March 31, 2006 and September 30, 2006, regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits, the financial statement recording and disclosure of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, accounting for the acquisition of HaptoGuard and the adoption of SFAS 123(R). As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness did not result in the restatement of any previously reported financial statements or any other related financial disclosure. Management continues the process of implementing remedial controls to address these matters. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, March 31, 2006 and September 30, 2006 as a consequence of the material weakness, were deemed by the Company to be immaterial but were nevertheless recorded by the Company.

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

The three material weaknesses identified were in the areas of audit committee oversight of the internal control review process, information technology controls and process controls, and control over cash disbursements. With respect to each of these matters, as set forth in the Form 10-K Amendment, management has implemented remedial measures or procedures to address these matters. However, we cannot currently assure you that the remedial measures that are currently being implemented will be sufficient to result in a conclusion that our internal controls no longer contain any material weaknesses, and that our internal controls are effective. In addition, we cannot assure you that, even if we are able to achieve effective internal control over financial reporting, our internal controls will remain effective for any period of time. The failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

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

In similar fashion to the FDA, foreign regulatory authorities require demonstration of product quality, safety and efficacy prior to granting authorization for product registration which allows for distribution of the product for commercial sale. International organizations, such as the World Health Organization, and foreign government agencies, including those for the Americas, Middle East, Europe, Asia and the Pacific, have laws, regulations and guidelines for reporting and evaluating the data on safety, quality and efficacy of new drug products. Although most of these laws, regulations and guidelines are very similar, each of the individual nations reviews all of the information available on the new drug product and makes an independent determination for product registration. A finding of product quality, safety or efficiency in one jurisdiction does not guarantee approval in any other jurisdiction, even if the other jurisdiction has similar laws, regulations and guidelines.

If we cannot successfully form and maintain suitable arrangements with third parties for the manufacturing of the products we may develop, our ability to develop or deliver products may be impaired.

We have no experience in manufacturing products and do not have manufacturing facilities. Consequently, we will depend on contract manufacturers for the production of any products for development and commercial purposes. The manufacture of our products for clinical trials and commercial purposes is subject to current good manufacturing practices, or cGMP, regulations promulgated by the FDA. In the event that we are unable to obtain or retain third-party manufacturing capabilities for our products, we will not be able to commercialize our products as planned. Our reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our products by the FDA or the commercialization of our products or result in higher costs or lost product revenues. In particular, contract manufacturers:

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

•
could fail to establish and follow FDA-mandated cGMP, as required for FDA approval of our product candidates, or fail to document their adherence to cGMP, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent filing or approval of marketing applications for our product candidates; and

•	could breach, or fail to perform as agreed, under the manufacturing agreement.

Changing any manufacturer that we engage for a particular product or product candidate may be difficult, as the number of potential manufacturers is limited, and we will have to compete with third parties for access to those manufacturing facilities. cGMP processes and procedures typically must be reviewed and approved by the FDA, and changing manufacturers may require re-validation of any new facility for cGMP compliance, which would likely be costly and time-consuming. We may not be able to engage replacement manufacturers on acceptable terms quickly or at all. In addition, contract manufacturers located in foreign countries may be subject to import limitations or bans. As a result, if any of our contract manufacturers are unable, for whatever reason, to supply the contracted amounts of our products that we successfully bring to market, a shortage would result which would have a negative impact on our revenues.

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and corresponding state and foreign agencies to ensure strict compliance with cGMP, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third-party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions. Our dependence upon others for the manufacture of any products that we develop may adversely affect our profit margin, if any, on the sale of any future products and our ability to develop and deliver such products on a timely and competitive basis.

If we are not able to protect the intellectual property rights that are critical to our success, the development and any possible sales of our product candidates could suffer and competitors could force our products completely out of the market.

Our success will depend on our ability to obtain patent protection for our products, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and abroad.

The degree of patent protection afforded to pharmaceutical inventions is uncertain and our potential products are subject to this uncertainty. Competitors may develop competitive products outside the protection that may be afforded by the claims of our patents. We are aware that other parties have been issued patents and have filed patent applications in the United States and foreign countries with respect to other agents that have an effect on A.G.E.s, or the formation of A.G.E. crosslinks. In addition, although we have several patent applications pending to protect proprietary technology and potential products, these patents may not be issued, and the claims of any patents that do issue, may not provide significant protection of our technology or products. In addition, we may not enjoy any patent protection beyond the expiration dates of our currently issued patents.

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

If we are unable to operate our business without infringing upon intellectual property rights of others, we may not be able to operate our business profitably.

Our success depends on our ability to operate without infringing upon the proprietary rights of others. We are aware that patents have been applied for and/or issued to third parties claiming technologies for A.G.E.s or glutathione peroxidase mimetics that may be similar to those needed by us. To the extent that planned or potential products are covered by patents or other intellectual property rights held by third parties, we would need a license under such patents or other intellectual property rights to continue development and marketing of our products. Any required licenses may not be available on acceptable terms, if at all. If we do not obtain such licenses on reasonable terms, we may not be able to proceed with the development, manufacture or sale of our products.

Litigation may be necessary to defend against claims of infringement or to determine the scope and validity of the proprietary rights of others. Litigation or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unsuccessful in defending against claims of infringement, we may be unable to operate profitably.

ALT-2074 and other former HaptoGuard compounds are licensed by third parties and if we are unable to continue licensing this technology, our future prospects may be materially adversely affected.

We are a party to various license agreements with third parties that give us exclusive and partial exclusive rights to use specified technologies applicable to research, development and commercialization of our products, including alagebrium and ALT-2074. We anticipate that we will continue to license technology from third parties in the future. To maintain the license for certain technology related to ALT-2074 that we received from Oxis International, we are obligated to meet certain development and clinical trial milestones and to make certain payments. There can be no assurance that we will be able to meet any milestone or make any payment required under the license with Oxis International. In addition, if we fail to meet any milestone or make any payment, there can be no assurance that we may be able to negotiate an arrangement with Oxis, as we have successfully done in the past, whereby we will continue to have access to the ALT-2074 technology.

The technology HaptoGuard licensed from third parties would be difficult or impossible to replace and the loss of this technology would materially adversely affect our business, financial condition and any future prospects.

The effect of accounting rules relating to our equity compensation arrangements may have an adverse effect on our stock price, financial condition and results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values effective for us on January 1, 2006. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

We account for employee stock-based compensation, awards issued to non-employee directors, and stock options issued to consultants and contractors in accordance with SFAS 123R and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” For the three- and nine-month periods ended September 30, 2006, we recognized research and development consulting expenses of $7,666.

We have adopted the new standard, SFAS 123R, effective January 1, 2006 and have selected the Black-Scholes method of valuation for share-based compensation. We have adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R, and that such costs be recognized over the remaining service period after the adoption date based on the options’ original estimate of fair value. For the three- and nine-month periods ended September 30, 2006, we recognized share-based employee compensation cost of $34,652 in accordance with SFAS 123R, which was recorded as general and administrative expense.

On December 15, 2005, the Compensation Committee of our Board of Directors approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. As such there was no compensation recognized under SFAS 123R related to options granted prior to January 1, 2006.

Prior to adoption of SFAS 123R, we applied the intrinsic-value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, under which no compensation cost (excluding those options granted below fair market value) had been recognized. SFAS 123 established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended.

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

Our ability to compete successfully against currently existing and future alternatives to our product candidates and systems, and competitors who compete directly with us in the small molecule drug industry will depend, in part, on our ability to:

•	attract and retain skilled scientific and research personnel;

•	develop technologically superior products;

•	develop competitively priced products;

•	obtain patent or other required regulatory approvals for our products;

•	be early entrants to the market; and

•	manufacture, market and sell our products, independently or through collaborations.

We depend on third parties for research and development activities necessary to commercialize certain of our patents.

We utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. We contract out most of our research and development operations using third-party contract manufacturers for drug inventory and shipping services and third-party contract research organizations in connection with preclinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers.

Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our time frames and development needs and could devote resources to other customers. In addition, certain of these third parties may have to comply with FDA regulations or other regulatory requirements in the conduct of this research and development work, which they may fail to do.

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

We may face exposure to product liability and other claims due to allegations that our products cause harm. These risks are inherent in the clinical trials for pharmaceutical products and in the testing, and future manufacturing and marketing of, our products. Although we currently maintain product liability insurance, such insurance is becoming increasingly expensive, and we may not be able to obtain adequate insurance coverage in the future at a reasonable cost, if at all. If we are unable to obtain product liability insurance in the future at an acceptable cost or to otherwise protect against potential product liability claims, we could be inhibited in the commercialization of our products, which could have a material adverse effect on our business. The coverage will be maintained and limits reviewed from time to time as the combined company progresses to later stages of its clinical trials, and as the length of the trials and the number of patients enrolled in the trials changes.

We intend to obtain a combined coverage policy that includes tail coverage in order to cover any claims that are made for any events that have occurred prior to the merger. We currently have a policy covering $10 million of product liability for our clinical trials, for which our annual premium is approximately $118,000. However, insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Merger

Failure to integrate the operations of Alteon and HaptoGuard successfully could result in delays and increased expenses in the companies’ clinical trial programs.

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

Achieving these anticipated synergies and the potential benefits underlying the two companies’ reasons for the merger will depend on a number of factors, some of which include:

•	the ability of the combined company to obtain financing to fund its continued operations;

•	retention of scientific staff;

•	significant litigation, if any, adverse to Alteon and HaptoGuard, including, particularly, product liability litigation and patent and trademark litigation;

•	the ability of the combined company to continue development of Alteon and HaptoGuard product candidates;

•	success of our research and development efforts;

•	increased capital expenditures;

•	general market conditions relating to small cap biotech investments; and

•	competition from other drug development companies.

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

Even if the two companies are able to integrate their operations, there can be no assurance that these anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on the business, financial condition and results of operations of the combined company.

Integrating Alteon and HaptoGuard may divert management’s attention away from our core research and development activities.

Successful integration of our operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in the companies’ clinical trial programs and could otherwise significantly harm our business, financial condition and results of operations.

We expect to incur significant costs integrating our operations, product candidates and personnel, which cannot be estimated accurately at this time. These costs include:

•	severance payments;

•	conversion of information systems;

•	combining research, development, regulatory, manufacturing and commercial teams and processes;

•	reorganization of facilities; and

•	relocation or disposition of excess equipment.

Alteon and HaptoGuard incurred aggregate direct transaction costs of approximately $3,758,000 associated with or resulting from the merger. If the benefits of the merger do not exceed the total costs of the merger, the financial results of the combined company could be adversely affected.

Risks Related to Owning Alteon's Common Stock

We have been notified by the American Stock Exchange ("AMEX") that we are not in compliance with continued listing standards, which may result in a delisting of our common stock if we cannot regain compliance.

On October 13, 2006, we reported that we had received a notice from AMEX indicating that we are below certain AMEX continuing listing standards due to (i) sustaining losses from continuing operations and/or net losses in two out of our three most recent fiscal years with stockholders' equity below $2,000,000; (ii) sustaining losses from continuing operations and/or net losses in three out of our four most recent fiscal years with stockholders' equity below $4,000,000; and (iii) sustaining losses from continuing operations and/or net losses in our five most recent fiscal years with stockholders' equity below $6,000,000, and that, in accordance with AMEX rules, we have until April 9, 2008 to regain compliance with the continued listing standards.  We had not regained compliance with these standards as of November 14, 2006 and cannot assure you that we will be able to achieve compliance with these standards.  AMEX has requested that we provide it with our plan to achieve and sustain compliance with all listing standards by November 8, 2006 to facilitate its review of our eligibility for continued listing.  We  submitted our plan to regain compliance to AMEX on November 7, 2006.   We cannot assure you that AMEX will find our compliance plan acceptable or, if it does, that we can achieve the plan in such a way as to regain compliance with AMEX's continuing listing standards.

Our stock price is volatile and you may not be able to resell your shares at a profit.

We first publicly issued common stock on November 8, 1991 at $15.00 per share in our initial public offering and it has been subject to fluctuations since that time. For example, during 2005, the closing sale price of our common stock has ranged from a high of $1.43 per shares to a low of $0.17 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in results of operations;

•	material weaknesses in our internal control over financial reporting;

•	the announcement of new products or services by us or competitors;

•	sales of common stock by existing stockholders or the perception that these sales may occur;

•	adverse judgments or settlements obligating the combined company to pay damages;

•	negative publicity;

•	loss of key personnel;

•	developments concerning proprietary rights, including patents and litigation matters; and

•	clinical trial or regulatory developments in both the United States and foreign countries.

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

After the closing of the merger and the financings, there are approximately 170,681,000 shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of the American Stock Exchange, Delaware law, or other applicable laws. If our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair the combined company’s ability to raise capital through additional offerings.

We currently have outstanding warrants to purchase an aggregate of 22,581,988 shares of our common stock, including warrants to purchase 9,990,533 shares of our common stock issued together with 9,470,333 shares of our common stock in connection with a private equity financing completed in September 2006. The shares issued in the private placement financing, together with the shares underlying the warrants issued in such financing, represent approximately 16% of the total number of shares of our common stock outstanding immediately prior to the financing.

Sales of these shares in the public market, or the perception that future sales of such shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 31.1% of the outstanding common stock, which includes fully vested options to purchase common stock. In addition, approximately 4,740,312 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

Sale or the availability for sale, of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Anti-takeover provisions may frustrate attempts to replace our current management and discourage investors from buying our common stock.

We have entered into a Stockholders’ Rights Agreement pursuant to which each holder of a share of our common stock is granted a Right to purchase our Series F Preferred Stock under certain circumstances if a person or group acquires, or commences a tender offer for, 20% of our outstanding common stock. We also have severance obligations to certain employees in the event of termination of their employment after or in connection with a triggering event as defined in the Alteon Severance Plan.   In addition, the Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of, and issue shares of, Preferred Stock. The staggered board terms, Fair Price Provision, Stockholders’ Rights Agreement, severance arrangements, Preferred Stock provisions and other provisions of our charter and Delaware corporate law may discourage certain types of transactions involving an actual or potential change in control.

ITEM 6. Exhibits.

Exhibits

See the “Exhibit Index” on page 39 for exhibits required to be filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006

ALTEON INC.

	By:	/s/ Noah Berkowitz, M.D., Ph.D.
Noah Berkowitz, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

By:	/s/ Nicholas J. Rossettos, CPA
Nicholas J. Rossettos, CPA
(acting principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.