Form 10-K
period 2006-12-31
ALTEON INC /DE
filed 2007-03-22
CIK 878903

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-16043

______________

ALTEON INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3304550
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

221 W. Grand Avenue
Montvale, New Jersey 07645
(Address of principal executive office)

(201) 934-5000

(Registrant’s telephone number, including area code)

______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.01 per share Preferred Stock Purchase Rights	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant, based on the American Stock Exchange closing price of the common stock ($0.16 per share), as of June 30, 2006, was $11,033,138.

At March 21, 2007, 129,318,858 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

Documents Incorporated By Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART I

Item 1. Business.

Overview

Alteon Inc. (“we,” “us,” “our,” “Alteon” or the “Company”) is a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease and diabetes. We identified several promising product candidates that we believe represent novel approaches to some of the largest pharmaceutical markets. We have advanced one of these products into Phase 2 clinical trials.

In July 2006, we completed a merger with HaptoGuard, Inc. (“HaptoGuard”), whereby the two companies’ combined operations, including their complementary product platforms in cardiovascular diseases, diabetes and other inflammatory diseases. By acquiring HaptoGuard, we expanded our portfolio with another compound in Phase 2 clinical development for cardiovascular complications of diabetes. The newly-combined company has two lead products in clinical development:

•

ALT-2074, formerly HaptoGuard’s licensed lead compound BXT-51072, is a glutathione peroxidase mimetic in clinical development for reducing the morbidity and mortality of patients with diabetes following a myocardial infaraction. The compound has demonstrated the ability to reduce infarct size by approximately 85 percent in a mouse model of heart attack called ischemia reperfusion injury. A Phase 2 clinical study for this compound was opened for enrollment in May, but progress was slowed by virtue of limited financial resources and the eruption of the conflict in the Middle East, as many of the sites open for patient enrollment are in northern Israel. The Company also owns a license to a proprietary genetic biomarker that has shown the potential to identify patients who are most responsive to ALT-2074.

•

Alagebrium chloride or alagebrium (formerly ALT-711), is an Advanced Glycation End-product Crosslink Breaker being developed for diastolic heart failure (“DHF”). The most recent data on alagebrium, from one Phase 2 clinical study, presented at the American Heart Association (“AHA”) meeting in November 2005, demonstrated the ability of alagebrium to improve overall cardiac function, including measures of diastolic and endothelial function. In this study, alagebrium also demonstrated the ability to significantly reduce left ventricular mass. The compound has been tested in approximately 1,000 patients, which represents a sizeable human safety database, in a number of Phase 2 clinical studies. We have no subjects currently under protocol in any clinical study of alagebrium.

The merger of the two companies was structured as an acquisition by Alteon. Under the terms of the merger agreement, HaptoGuard shareholders received from Alteon and Genentech, Inc. (“Genentech”) 37.4 million shares of Alteon common stock (approximately 31 percent of the shares after completion of the merger). As an additional part of the merger, a portion of existing shares of Alteon preferred stock held by Genentech was converted into Alteon common stock.

Key components of the transactions completed in July 2006 between Alteon, HaptoGuard and Genentech were as follows:

•

Alteon acquired all outstanding equity of HaptoGuard. In exchange, HaptoGuard shareholders received from Alteon $5.3 million in Alteon common stock, or approximately 22.5 million shares.

•

Genentech converted a portion of its existing Alteon preferred stock to Alteon common stock. A portion of Alteon preferred stock held by Genentech, which, when converted to Alteon common stock was equal to $3.5 million in Alteon common stock, was transferred to HaptoGuard shareholders.

•

The remaining Alteon preferred stock held by Genentech was cancelled.

•

Genentech will be entitled to receive milestone payments and royalties on any future net sales of alagebrium, and received a right of first negotiation on ALT-2074.

ALT-2074 has demonstrated potential efficacy in animal models of heart attack and in a 20-patient clinical trial in ulcerative colitis. Our goal is to develop ALT-2074 in acute coronary syndrome as a targeted drug for high risk diabetic patients. It is currently being evaluated for evidence of myocardial protection following angioplasty in high-risk diabetic patients. Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction (“ED”). Our goal is to develop alagebrium in DHF and nephropathy. These diseases represent a rapidly growing market of unmet medical needs, particularly common among diabetic patients. Alagebrium has demonstrated relevant clinical activity in two Phase 2 clinical trials for heart failure.

We are primarily focused on fund-raising activities and exploring strategic relationships to support our development programs. The acquisition of HaptoGuard allowed us to achieve several strategic goals. First, we expanded our pipeline through the addition of ALT-2074. Second, we acquired rights to a highly informative prognostic test that could be used to target therapy. Third, our management team was reconstituted. As a consequence of the transaction, our Board of Directors was restructured as well. At the present time, we have significantly curtailed all product development activities of alagebrium due to the absence of sufficient financial resources to continue its development.

ALT-2074 was the subject of several presentations and publications over the course of the year. In March 2006, Shany Levy, M.D. of the Rappaport Institute of the Technion University, Haifa, Israel, received the Young Investigator Award in Physiology for a presentation of preclinical work, including exposure of genetically modified mice at high risk for cardiovascular disease, to ALT-2074, which demonstrated an ability to protect heart muscle from ischemic damage. A presentation at the AHA Meeting in November 2006 extended these observations.

A placebo-controlled clinical trial study of ALT-2074 was initiated in Israel in May 2006. The study, which has been slow to recruit as a consequence of the conflict in Israel, and the narrow inclusion and exclusion criteria that have been modified, is ongoing. This study is enrolling diabetic patients with cardiovascular disease who are undergoing angioplasty. Patients receive drug prior to and for two days following their procedure in an effort to attenuate the ischemia induced myocardial damage as measured by the enzyme CK-MB.

We filed an Investigational New Drug Application (“IND”) with the United States Food & Drug Administration’s (“FDA”) Division of Cardio-Renal Drug Products for a Phase 2b clinical study of our lead A.G.E. Crosslink Breaker compound, alagebrium, in DHF. The IND has passed the 30-day review period for the proposed study’s clinical protocol, and we are allowed to initiate the study at its discretion. We have no subjects currently under protocol in any clinical study of alagebrium. Any continued development of alagebrium by us is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development.

In July 2006, we announced that the Juvenile Diabetes Research Foundation (“JDRF”) awarded a research grant to one of our independent researchers, Mark Cooper, M.D., Ph.D., Professor at the Baker Heart Research Institute, Melbourne, Australia. This grant will fund a multinational Phase 2 clinical study of alagebrium on renal function in patients with type 1 diabetes and microalbuminuria. Alagebrium will be tested for its ability to reverse kidney damage caused by diabetes, and to reverse the protein excretion which is characteristic of diabetic nephropathy. Dr. Cooper has demonstrated promising preclinical results with alagebrium in diabetic kidney disease. The trial is expected to be initiated in the second half of 2007 and that results may be available in approximately 30 months.

We announced in September 2006 the award of a research grant from the National Institutes of Health (“NIH”) to Dr. Benjamin D. Levine, M.D., Professor of Internal Medicine at the University of Texas Southwestern. Part of the finding in the study may be dedicated to the evaluation of alagebrium in cardiovascular aging. We expect to work with Dr. Levine in an investigator initiated study.

On January 11, 2007, we entered into a Note and Warrant Purchase Agreement (the “Agreement”) with institutional investors (the “Buyers”). Pursuant to the terms and subject to the conditions contained in the Agreement, we issued and sold to the Buyers $3,000,000 principal amount of senior convertible secured promissory notes (the “Notes”). Each Note accrues interest at a rate of 8% per annum and the principal and interest on the Note are due and payable, if not converted, on May 31, 2007. The Notes will automatically be converted into any security that is issued by us to the Buyers and other potential investors in connection with a proposed private preferred stock and warrant financing of up to $20 million that is currently being negotiated. The closing of any such additional financing, which we anticipate will be done at a discount from the market price, will be subject to the satisfaction of various conditions, including stockholder approval. In addition, at the option of the Buyers, the Notes may be converted into any security that is sold by us in any other financing on or prior to May 31, 2007. If the Notes have not been repaid or converted prior to May 31, 2007, we will be obligated to repay the outstanding principal amount plus any accrued but unpaid interest as well as (i) an additional $1,000,000 and (ii) fifteen percent (15%) of any amount received from financing, sale or licensing transactions completed prior to June 30, 2008, subject to a cap of $2,000,000 in the aggregate. Finally, at the option of the Buyers, unless otherwise converted, the Notes may be converted into shares of our common stock at a price equal to the closing price of our common stock on January 11, 2007. The Buyers may, at their option, demand that we repay the outstanding principal amount of the Notes plus any accrued but unpaid interest if (i) we fail to make any payments under the Notes; (ii) we breach any representation, warranty, covenant or agreement in the Agreement; (iii) we fail to pay any Indebtedness (as defined in the Agreement) when due in the aggregate amount of $500,000 or greater at any one time; (iv) a final judgment for the payment of money aggregating in excess of $500,000 is rendered against us and such judgment is not discharged within 60 days; (v) we are dissolved, become insolvent or make an assignment for the benefit of creditors; (vi) any petition for relief under bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, liquidation or dissolution is filed or commenced against us or (vii) any trustee or receiver is appointed for us or any of our property, a meeting of creditors is convened or a committee of creditors is appointed for, or any petition for any relief under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, liquidation or dissolution is filed or commenced against us and is not dismissed within 120 days.

In connection with the Agreement, we also issued to the Buyers warrants to purchase 25,734,453 shares of our common stock for a period of five years commencing on January 11, 2007 at an exercise price of $0.01 per share (the “Warrants”). The Warrants will be exercisable starting as of May 31, 2007, unless the Notes are converted prior to such date, in which case the Warrants will expire.

Contemporaneously with the execution and delivery of the Agreement and the issuance by us to the Buyers of the Notes and the Warrants, the parties executed (i) a Security and Guaranty Agreement (the “Security Agreement”), pursuant to which we and our wholly owned subsidiary HaptoGuard agreed to provide to the Buyers a first priority security interest in certain Collateral (as this term is defined in the Security Agreement) to secure our obligations under the Agreement and the Notes, and (ii) an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which we and our wholly owned subsidiary HaptoGuard, agreed to provide to Buyer a first priority security interest in certain IP Collateral (as this term is defined in the Intellectual Property Security Agreement) to secure our obligations under the Agreement and the Notes. The Security Agreement and the security interest in certain Collateral terminate upon the conversion of the Notes. (See Notes to Consolidated Financial Statements, Note 13 - Subsequent Event).

We were incorporated in Delaware in October 1986. Our headquarters, effective February 26, 2007, are located at 221 W. Grand Avenue, Montvale, New Jersey 07645. We maintain a web site at www.alteon.com and our telephone number is (201) 934-5000. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investor Relations” section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Our Business Strategy

Our strategy has been to use our proprietary portfolio of new chemical entities to develop compounds that address large medical needs unmet by existing therapies. We may seek, as appropriate, to selectively in-license clinical stage compounds and as appropriate to out-license or co-develop some drug candidates with corporate partners. We may elect to retain development and marketing rights for one or several indications of our drugs, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compound. In addition to these pipeline products, we have identified compounds in multiple chemical classes of A.G.E. Crosslink Breakers and A.G.E. Formation Inhibitors that may warrant further evaluation and potential development.

Pathways

Oxidative Stress and Ischemia-Reperfusion Induced Damage

Loss of blood flow to the heart leads to immediate deprivation of oxygen in cardiac muscle (cardiac or myocardial ischemia). Since the heart is an organ with a stringent metabolism for aerobic (oxygen containing) pathways the organ is particularly sensitive to oxygen deprivation. During a heart attack or myocardial infarction damage and death of heart tissue arises from multiple pathways. A clot in the coronary arteries can prevent the delivery of nutrient rich, oxygen containing blood. As clots dissolve naturally or are opened by drug or mechanical therapy, a surge of inflammatory mediators and cytokines are released causing further damage to the heart muscle (myocardium). This process also occurs during angioplasty. During reperfusion, the surge in oxidative stress induced by inflammatory mediators and oxygen free radicals damages tissues. This damage is due in part to the oxygen free radicals and an inadequate response by the body’s antioxidant capacity, leading to destruction of all membranes. One essential antioxidant molecule that may limit this type of damage is glutathione peroxidase (“GPx”). GPx is the only enzyme in the body that can destroy lipid hydroperoxides, one of the potent inflammatory mediators released during reperfusion induced myocardial injury. Supplementation of glutathione peroxidase activity to pharmacogenomically identified diabetic individuals based on their form of haptoglobin phenotype has formed the basis for the company’s lead molecule ALT-2074 development pathway.

The A.G.E. Pathway

Advanced Glycation End-Products (“A.G.E.”) are glucose/protein complexes and are formed by a reaction between circulating blood glucose molecules and proteins. They induce protein crosslinking. These pathological complexes affect the structural chemistry of tissues and organs, resulting in increased stiffness and fibrosis, as well as impaired flexibility and compromised function. The A.G.E. pathway may provide the scientific explanation for how and why many of the medical complications of the aging process occur with higher frequency and earlier in life in diabetic patients. Diabetic individuals form excessive amounts of A.G.E.s earlier in life than do non-diabetic individuals, due primarily to higher levels of blood sugar. For this reason, diabetes may be viewed as an accelerated form of aging. It is widely acknowledged that diabetics have early onset and accelerated forms of atherosclerosis.

A.G.E.s and A.G.E. crosslinks are considered to be likely causative factors in the development of many age-related and diabetic disorders. For example, proteins in the body such as collagen and elastin, which play an important role in maintaining the elasticity of the cardiovascular system, are prime targets for A.G.E. crosslinking. This stiffening process can impair the normal function of contractile organs, such as blood vessels, which depend on flexibility for normal function. A loss of flexibility of the vasculature is associated with a number of cardiovascular disorders, including diastolic dysfunction, left ventricular hypertrophy (“LVH”) and heart failure itself, as well as other diabetic complications.

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

We believe alagebrium to be the only A.G.E. Crosslink Breaker to have entered advanced human clinical testing. Alagebrium is the first rapidly-acting oral agent designed to “break” A.G.E. crosslinks, the benefit of which may be to restore structure and function to tissues and organs, thereby potentially reversing the damage caused by aging and diabetes.

Markets of Opportunity

ALT-2074 Markets

Statins, a widely used class of drugs, lower levels of lipids and thus reduce of the classic risk factors for cardiovascular disease. These drugs have also been shown to have anti-inflammatory effects and lower overall cardiac risk and the incidence of myocardial infarction in high risk patients. A new class of drugs that interferes with or lowers “oxidized lipids” could complement the benefits of statins. We believe that an efficient way to develop our new class of drugs is to target them to patients possessing the highest risk for cardiovascular disease. We further believe that the identification of high risk patients can be facilitated by identifying their haptoglobin types. Haptoglobin is a molecule in the blood stream that is used to scavenge hemoglobin, the oxygen transporting molecule in the blood. Release of hemoglobin from destruction of red blood cells can result in locally induced inflammation and oxidative and tissue damage. During a heart attack or myocardial infraction, red cell destruction is induced by clotting and inflammation. This causes high local levels of oxidative stress and tissue damage. Certain types of haptoglobin may increase or decrease the amount of inflammation and damage, based on the variability of their interaction with hemoglobin.

In recent years a greater appreciation for the role of inflammation in the evolution of atherosclerotic progression has evolved. The concept of “vulnerable plaque” has been coined to differentiate areas of plaque which are prone to high levels of inflammation and rupture. The syndrome known as “Acute Coronary Syndrome” is one where the areas of inflammation and reduction of blood flow from the burden of atherosclerotic plaque leads to symptoms of chest pressure and pain in a reversible syndrome known as angina pectoralis or “angina.” This is typically a foreboding sign of an impending heart attack. This is usually treated with anticoagulants which limit blood clotting, statins which reduce lipids and inflammation and Percutaneous Coronary Intervention (“PCI”) or Percutaneous Coronary Transluminal Angioplasty (“PCTA”) interventions. Thus flattening of the occluding plaque along with stent placement is accepted as a minimally invasive means of restoring blood flow to a compromised heart. Often the stents used to maintain the patency of the occluded vessel are coated with drugs which tend to minimize the scarring or proliferative response that may cause stent failure and secondary occlusion.

Our development program for ALT-2074 may have the potential to limit myocardial damage in high risk diabetic patients. The ability to segregate those patients based upon their haptoglobin phenotype offers the potential for optimized therapy in patients at particularly high risk for cardiovascular complications including death. ALT- 2074 may offer the potential for selective anti-inflammatory action and the ability to detoxify substances that cause heart attacks and their complications.

Alagebrium Markets

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

Diastolic Dysfunction in Heart Failure/Left Ventricular Hypertrophy

Diastolic dysfunction is the impaired ability of the heart to relax and fill properly after a contraction, in part due to the stiffening of the heart tissue. It is characterized by higher than normal pressures during the relaxing phase of the heart cycle (diastole). If the heart tissue (interstitium) has stiffened, the filling of the heart will be impaired. When the ventricles (the heart’s lower pumping chambers) do not relax and fill normally, increased pressure and fluid in the blood vessels of the lungs may be a result (pulmonary congestion), resulting in shortness of breath. Diastolic dysfunction can also cause increased pressure and fluid in the blood vessels returning to the heart (systemic congestion). Diastolic dysfunction is common to both systolic and diastolic heart failure in a group that collectively numbers about five million in the United States alone. DHF, which is estimated to account for 30% to 50% of all heart failure cases, is an especially poorly treated medical condition. Data presented from the Phase 2a PEDESTAL study in diastolic dysfunction demonstrated the ability of alagebrium to improve measures of diastolic function.

Left ventricular hypertrophy refers to the thickening of the left ventricle that can occur progressively with hypertension and DHF. It can lead to decreased cardiac output, the inability to meet the circulatory needs of the body and to heart failure itself. It is a condition associated with many cardiovascular diseases and DHF. Patients who were treated with alagebrium have experienced a rapid reverse remodeling of the heart, resulting in a statistically significant reduction of left ventricular mass, as well as a marked improvement in the initial phase of left ventricular diastolic filling. Additionally, in several preclinical studies, alagebrium has been shown to reduce the thickening of the left ventricle and induce a reverse remodeling of the heart.

The endothelium, a single-cell lining of the arteries that acts as an interface between the blood and arterial wall, is functionally impaired in many cardiovascular conditions. Endothelial damage, and the resulting inability of smaller vessels to react to changes in blood pressure and flow, can be a predictor of present and future cardiovascular disease. Recent evidence suggests that when arteries become increasingly stiff, endothelial function is worsened even when the endothelial cells themselves are normal. The loss of vascular tone, due to the interaction between arterial stiffening and endothelial function, may be important in explaining why stiff arteries are a major risk factor for cardiovascular disease. Alagebrium has been shown to significantly improve endothelial function.

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

Our Technology: The A.G.E. Pathway and Lipid Hydroperoxides

The harmful consequences of A.G.E. formation in man were proposed in the 1980’s by our scientific founders as an outgrowth of a research effort focused on diabetes. The foundation for our technology is the experimental evidence that intervention along the A.G.E. pathway provides significant benefit in slowing or reversing the development of serious diseases in the diabetic and aging populations. We are the pioneers in A.G.E. technology, and we have built an extensive patent estate covering our discoveries and compounds.

A.G.E.s are permanent structures that form when simple sugars, such as glucose, bind to the surface of proteins, lipids and DNA. As the body ages, A.G.E. complexes form on proteins continuously and naturally, though slowly throughout life, at a rate dependent upon glucose levels and on the body’s natural ability to clear these pathological structures. A.G.E. complexes subsequently crosslink to other proteins and between themselves leading to mechanical and biochemical pathologic deficits. The A.G.E. crosslink has been found to be unique in biology and is prevalent in animal models of aging and diabetes. Scientific literature suggests that the formation and subsequent crosslinking of A.G.E.s is an inevitable part of the aging process and diabetes that leads to the progressive loss of flexibility and function in various tissues and organs.

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

In addition to their role in promoting fibrosis and stiffening of tissues and organs throughout the body, A.G.E.s have been shown to contribute to disease by adversely altering multiple inflammatory and metabolic pathways. A.G.E.s can lead to pathologic alterations commonly associated with diabetic nephropathy, retinopathy, heart failure and alterations in molecules that accelerate atherosclerosis.

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

Current Clinical Studies

Clinical and Preclinical Development of Lead Compound ALT-2074

The use of ALT-2074, a small molecule glutathione peroxidase mimetic is being evaluated for its ability to limit myocardial damage in diabetic patients undergoing elective balloon angioplasty and stent placement for acute coronary syndrome or in those diabetic patients who have had a recent myocardial infarction. The molecule has previous demonstrated benefit in patients with ulcerative colitis. The molecule is generally well tolerated and is absorbed following oral administration.

The ability to identify those diabetic patients who are at extreme risk for cardiovascular complications and death will allow the company to offer directed therapy based on a variability on the form of haptoglobin in the blood. Preclinical studies have indicated that the compound is able to limit damage to rodent myocardium by 85% when the animals have been transgenically manipulated to carry the human form of the gene for hemoglobin in which high risk is conferred to patients.

Clinical and Preclinical Development of Alagebrium

Our current priorities are to continue the Phase 2 clinical development of alagebrium in heart failure. We have suspended enrollment due to lack of funding. We have no subjects currently under protocol in any clinical study of alagebrium. If we are able to obtain sufficient funding to do so, through collaboration or otherwise, we hope to restart our clinical studies of alagebrium in heart failure in late 2007.

Alagebrium: An A.G.E. Crosslink Breaker

We plan to pursue development of alagebrium in high potential cardiovascular indications such as heart failure, after data presented at AHA Scientific Sessions in November 2005 demonstrated continued positive results of alagebrium in patients with cardiovascular disease. The AHA presentations included data from the Phase 2a PEDESTAL study in diastolic dysfunction in heart failure with impaired ejection fraction, as well as positive results from a Phase 2a study in endothelial function.

In addition to these and other Phase 2 clinical studies, we have also conducted a series of Phase 1 safety and dose escalation studies of alagebrium. These studies have thus far shown alagebrium to be safe and well tolerated in humans.

We submitted an IND to the Cardio-Renal Division of the FDA specifically in heart failure to expand alagebrium’s clinical program in this therapeutic area. Based on the previous positive data in heart failure and endothelial dysfunction, we are proposing an advanced multi-institutional Phase 2 study involving 330 patients with diastolic heart failure and diabetes. However, any continued development of alagebrium by us is contingent upon our raising additional financing or entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development.

We continue to evaluate potential preclinical and clinical studies in other therapeutic indications in which alagebrium may address significant unmet needs. In addition to our anticipated clinical studies in heart failure, we have conducted early research studies focusing on atherosclerosis; Alzheimer’s disease; vascular calcification, photoaging of the skin; eye diseases, including age-related macular degeneration (“AMD”), and glaucoma; and other diabetic complications, including renal diseases such as diabetic nephropathy.

Alagebrium Heart Failure – Related Clinical Studies

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

The AHA poster presentation, entitled “Improvements in Diastolic Function Among Patients with Advanced Systolic Heart Failure Utilizing Alagebrium, an Oral Advanced Glycation End-product Crosslink Breaker,” describes the key findings from PEDESTAL. Twenty-two subjects were treated at the Baylor College of Medicine in an open-label, two-dose (35 mg and 210 mg bid) regimen and followed by echocardiography. The data revealed significant improvements from a combined analysis of both dose groups in Doppler measures of diastolic function, including the early/late atrial filling phase ratio, deceleration time, isovolumetric relaxation time and resulting reduction of left atrial pressure. In addition, some patients achieved regression of left ventricular mass and left ventricular end-diastolic volume.

Johns Hopkins University Study in Endothelial Dysfunction

Also in November 2005, in conjunction with a presentation at the AHA, we announced positive findings from a Phase 2a study to evaluate the potential effects of alagebrium on endothelial dysfunction. Initiated in February 2004, the study was conducted at Johns Hopkins University (“JHU”) School of Medicine under grants from the National Heart, Lung and Blood Institute and the Society of Geriatric Cardiology.

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

In the study, “Improved Flow-Mediated Arterial Vasodilation by Advanced Glycation Crosslink Breaker, Alagebrium Chloride (ALT-711), in Older Adults with Isolated Systolic Hypertension,” 13 adults with isolated systolic hypertension on stable antihypertensive therapy received a two-week placebo run-in followed by eight weeks of oral alagebrium. Data measurements were taken after placebo run-in and after eight weeks of therapy. Treatment with alagebrium reduced carotid augmentation index (“AI”), a measure of arterial stiffness, by 37% and carotid augmented pressure, whereas pulse wave velocity (“PWV”) was unaltered. Thus, overall arterial stiffening, as reflected by AI, was markedly reduced by alagebrium therapy. Heart rate, brachial arterial pressures and brachial artery distensibility measures were unaltered by alagebrium therapy. However, alagebrium significantly improved flow-mediated dilation, a measure of endothelial function, by 102%. Alagebrium therapy improved peripheral artery endothelial function, independent of changing local arterial distensibility, suggesting a new mechanism through which alagebrium may act on A.G.E.s which directly impair dynamic vascular function in addition to its apparent effect on A.G.E.s impacting the structural aspects of arteries.

DIAMOND

In January 2003, we announced positive results from an analysis of the first 17 subjects in the Phase 2a DIAMOND (Distensibility Improvement And ReMOdeliNg in Diastolic Heart Failure) clinical study, evaluating the potential effects of alagebrium in patients with diastolic dysfunction in diastolic heart failure. The study was conducted at Wake Forest University Baptist Medical Center and the Medical University of South Carolina in subjects at least 60 years of age with isolated DHF.

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

In June 2005, we announced that we had submitted preclinical toxicity data on alagebrium to two divisions of the FDA’s Center for Drug Evaluation and Research, specifically the Division of Cardio-Renal Drug Products and the Division of Reproductive and Urologic Drug Products. The preclinical toxicity data were submitted in support of our view that liver alterations previously observed in rats, and reported in December 2004, were related to the male rat metabolism and not to genotoxic pathways. Preliminary data on liver alterations in rats had caused us to voluntarily suspend enrolling new patients into all of our alagebrium clinical trials, including EMERALD (Efficacy and Safety of AlagebriuM in ERectile Dysfunction), in February 2005. Ultimately the data provided evidence consistent with the hypothesis that the changes noted in rats were not observed in male or female liver cells and led to the conclusion that treatment with alagebrium at the current dose levels does not incur any additional risk to humans.

Submission of the final toxicity evaluations along with other data to the Cardio-Renal Division of the FDA within a new IND for Heart Failure resulted in a satisfactory submission. The discretion to initiate a clinical trial for this indication is subject to submission of a protocol to the Cardio-Renal Division of the FDA along with local Institutional Review Board (“IRB”) approval.

Preclinical Studies

Preclinical studies with ALT-2074 conducted by Dr. Shany Blum in the laboratory of Dr. Andrew Levy at the Technion Institute in Israel have documented the ability of this compound to effectively reduce the amount of damage to the myocardium that occurs in settings of a myocardial infarction in diabetic models with a pharmacogenomically identified variation. These investigators have identified a genetic polymorphism of haptoglobin that predisposes diabetic individuals to enhanced myocardial damage subsequent to ischemia-reperfusion event. With the use of transgenic animals containing the human form of the altered haptoglobin gene, these investigators have demonstrated that ALT-2074 was capable of reducing myocardial damage by greater than 80% relative to placebo treated animals. This altered genetic form of haptoglobin is found in about 30-40% of the human population and has been associated with increased risk of death and cardiovascular complications in diabetic patients. The results of these studies were presented at the American College of Cardiology and the AHA and were recently published in the peer-reviewed Journal of the American College of Cardiology. The use of this glutathione peroxidase mimetic is believed to mitigate both the inflammatory and oxidative stress aspects of ischemia-

reperfusion injuries, Glutathione peroxidase is the only natural anti-oxidant that is able mitigate the damage to membranes. The ability of ALT-2074 to mitigate the effects of damage attributable to lipid peroxides has important implications for modulation of atherosclerosis and limitation of acute myocardial damage in the context of acute coronary syndrome, myocardial infarction and atherosclerosis. ALT-2074 is believed to have both anti-oxidant and anti-inflammatory activities and thus represents a new therapeutic opportunity to modulate cardiovascular disease.

Alagebrium efficacy data are consistent across species. Studies in animal models in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions with alagebrium. In these preclinical models, alagebrium reverses the stiffening of arteries, as well as the stiffening of the hearts that are consequences of aging and diabetes.

Preclinical studies of alagebrium conducted by researchers from the National Institute on Aging and Johns Hopkins Geriatric Center demonstrated the ability of the compound to significantly and rapidly reduce arterial stiffness in elderly Rhesus monkeys. In a preclinical study of alagebrium in aged dogs, administration of alagebrium for one month resulted in an approximate 40% decrease in age-related ventricular stiffness, or hardening of the heart, with an overall improvement in cardiac function. Additionally, in several preclinical studies, alagebrium has been shown to normalize the thickening of the left ventricle and to have a beneficial, therapeutic effect on reversing the pathologic remodeling of the heart. Preclinical studies have also demonstrated the beneficial effects of alagebrium on atherosclerosis, diabetic kidney disease, ED and certain eye conditions.

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

We plan to inspect third-party contract manufacturers and their consultants to confirm compliance with current Good Manufacturing Practice, or cGMP, required for pharmaceutical products. We believe we will be able to obtain sufficient quantities of bulk chemicals at reasonable prices to satisfy anticipated needs.

Manufacture of ALT-2074 coupled with ongoing stability testing and packaging is accomplished by external contract research organizations (“CRO’s”) and contract manufacturing organizations (“CMO’s”) to Current Standards of Good Manufacturing Practices (“cGMP”). All ongoing stability has been submitted to the Cardio-Renal Division of the FDA under an approved IND. These efforts are currently sufficient to support our ongoing clinical investigations of ALT-2074 in Israel as well as various preclinical and toxicology studies.

Manufacture for tablets of alagebrium coupled with ongoing stability testing has been accomplished and supplies sufficient to support both domestic and international trails has been accomplished according to all cGMP and ICH guidelines. We are planning to support several international clinical trials in diabetic nephropathy and heart failure with alagebrium provided that we obtain the necessary financing.

Marketing and Sales

We retain worldwide marketing rights to our A.G.E. Crosslink Breaker compounds. We believe that alagebrium may address the cardiovascular, diabetes, ophthalmologic and primary care physician markets. We have an exclusive worldwide license to ALT-2074 and other organoselenium compounds. We believe that ALT-2074 may address large cardiovascular markets. We plan to market and sell our products, if and when they are successfully developed and approved, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

Patents, Trade Secrets and Licenses

Proprietary protection for our product candidates, processes and know-how is important to our business. We aggressively file and prosecute patents covering our proprietary technology, and, if warranted, will defend our patents and proprietary technology. As appropriate, we seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. In addition to our own patent filings, we have licensed or obtained technology and patent portfolios from others relating to organoselenium and A.G.E.-formation and crosslinking technology currently under development by us.

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

We previously entered into a licensing and supply agreement with OXIS International, Inc. (“OXIS”) in September 2004. Under this agreement, we acquired an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents, compounds, process, know-how relating to ALT-2074 and a family of related compounds for therapeutic, diagnostic, preventative, ameliorative and/or prognostic indications in certain defined cardiovascular fields. We are obligated to make future payments to OXIS upon achievement of certain FDA-related milestones and to pay OXIS royalties on sales of ALT-2074 upon commercialization, net of various customary discounts, attributable to certain licensed products. We are also obligated to achieve certain development milestones in accordance with the timelines set forth in the license agreement.

In addition, the license agreement with OXIS requires us to treat OXIS as the sole supplier of ALT-2074, provided OXIS meets its supply requirements under the agreement. The agreement provides that all product purchased from OXIS shall be priced on a cost plus basis. We have certain rights to inspect and analyze representative samples of licensed products from batches supplied by OXIS and to reject any non-conforming goods.

We also previously entered into a license agreement with BIO-RAP Ltd. (“BIO-RAP”), on its own and on behalf of the Rappaport Family Institute for Research in the Medical Sciences, in July 2004. Under the agreement, we received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to certain technology, patents and technology relating to products in the field of testing and/or measurement for diagnostic predictive purposes of vascular or cardiac diseases. We are obligated to make annual research funding payments to BIO-RAP and pay a portion of BIO-RAP’s direct overhead costs. We are also obligated to make future payments upon achievement of certain milestones, including FDA-related milestones, as well as royalty payments on sales, net of various customary discounts, attributable to therapeutic products derived from the technology being licensed to us by BIO-RAP. We have a first right to acquire a license to any of the technology developed as part of the research conducted pursuant to the agreement. If we exercise this right but the parties acting in good faith fail to reach an agreement with respect to such license, then we have a right of first refusal to license the research technology on the same terms offered by BIO-RAP to a third party.

As part of a stock adjustment in the context of our merger with HaptoGuard in July 2006, we issued to Genentech rights to collect milestones and royalties on net sales of alagebrium. Further, as part of this adjustment, Genentech was given a right of first negotiation on ALT-2074 if we were to seek a licensing partner for the drug.

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

Competitors or potential competitors have filed for or have received United States and foreign patents and may obtain additional patents and proprietary rights relating to compounds or processes competitive with those of ours. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, the claims of the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that we would need to license or circumvent. See “Competition.”

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

We will need FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products, before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time-consuming and subject to unanticipated delays. We have experienced such delays in the past, including in February 2005, when, based on initial findings from a preclinical toxicity study that provided direction for further analysis, we voluntarily and temporarily suspended enrollment of patients into our ongoing clinical studies of alagebrium, pending receipt of additional preclinical data and discussions with the FDA. In addition, we curtailed clinical trials of both alagebrium and ALT 2074 in 2006 due to financial constraints.

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

Among the conditions for NDA approval is the requirement that the prospective manufacturer’s operating procedures conform to cGMP requirements, which must be followed at all times. In complying with these requirements, manufacturers, including a drug sponsor’s third-party contract manufacturers, must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply a product for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities from other countries, as applicable.

Both before and after approval is obtained, a product, its manufacturer and the holder of the NDA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process, or thereafter, including after approval, may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market and/or the imposition of criminal penalties against the manufacturer and/or NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Competition

We are aware of many companies pursuing research and development of compounds for the indications in which we intend to develop ALT-2074 and alagebrium. Our competition will be determined, in part, by the potential indications for which our compounds are developed and ultimately approved by regulatory authorities. An important factor in competition may be the timing of market introduction of our or our competitors’ products. Accordingly, the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are important competitive factors. We expect that competition among any products that are approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price and patent position. Our competitive position also depends upon our ability to obtain sufficient capital resources, attract and retain qualified personnel, and obtain protection for or otherwise develop proprietary products or processes.

We are competing in an industry in which technologies can become obsolete over time, thereby reducing or eliminating the market for any pharmaceutical product. For example, competitive drugs based on other therapeutic mechanisms are currently marketed and are being developed to treat cardiovascular disease and diabetic complications. The development by others competitive treatment modalities could render any products that we develop non-competitive. Therapeutic approaches being pursued by others include treating cardiovascular disease and diabetic complications via gene therapy and cell transplantation, as well as pharmaceutical intervention with agents such as aldose reductase inhibitors.

There are many drugs currently being used for the treatment of heart failure, including ACE inhibitors, angiotensin receptor blockers, adrenergic alpha 1 antagonists, aldosterone inhibitors, beta-blockers and diuretics, among others. The treatments for a heart attack are myriad and the patient variability is formidable.

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

Dalane Kitzman, M.D., Professor, Cardiology, Wake Forest University Baptist Medical Center.

William Little, M.D., Section Head, Professor, Cardiology, Wake Forest University Baptist Medical Center.

Michael Zile, M.D., Medical University of South Carolina

Bertram Pitt, M.D., University of Michigan

Scott S. Solomon, M.D., Brigham and Women’s Hospital, Harvard University Medical School

Burton Sobel, M.D., University of Vermont, Director of the Cardiovascular Research Institute

David Greenblatt, M.D., Tufts University School of Medicine, New England Medical Center

Susan Zieman, M.D., Ph.D., Assistant Professor, Dept. of Medicine/Cardiovascular, John Hopkins School of Medicine.

As of March 1, 2006, we employed seven persons; one engaged in research and development, and six engaged in administration and management. Three employees hold a Ph.D., of which two also hold a M.D. We believe that we have been successful in the past in attracting skilled and experienced personnel. Our employees are not covered by collective bargaining agreements, but all employees are covered by confidentiality agreements. We believe that our relationship with our employees is good. We have also engaged consultants for certain administrative and scientific functions.

Forward-Looking Statements and Cautionary Statements

Statements in this Form 10-K that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may” or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. The forward-looking statements represent our judgments and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in this section and elsewhere in this Form 10-K. These factors include, but are not limited to, the risks set forth below.

The forward-looking statements set forth in this document represent our judgment and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements.

Item 1A. Risk Factors.

If we are unable to obtain sufficient additional funding in the near term, we may be forced to cease operations.

While we intend to pursue development of ALT-2074 and alagebrium in, any continued development of our compounds is contingent upon additional funding or a strategic partnership.

We are urgently continuing to pursue fund-raising possibilities through the sale of its equity securities. In January 2007, we closed on approximately $3.0 million in debt financing and are currently negotiating a proposed private preferred stock and warrant financing of up to $20 million. The closing of any such additional financing will be subject to the satisfaction of various conditions, including stockholder approval. There can be no assurance that such financing will be completed. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern beyond the second quarter of 2007.

As of December 31, 2006, we had working capital of $730,422, including $1,478,780 of cash and cash equivalents. Our cash used in operating activities for the year ended December 31, 2006 was $7,438,275.

As a result of the merger with HaptoGuard, which closed on July 21, 2006, we were required to make payment of severance and insurance costs in the amount of approximately $2.0 million. In addition, we have incurred transaction fees and expenses of approximately $1,759,000 in connection with the merger. There can be no assurance that the products or technologies acquired in the merger will result in revenues to the combined company or in any meaningful return on investment to our stockholders.

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

Selling equity securities to satisfy our capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to our technologies or product candidates.

We have granted a first priority security interest in all of our assets, including intellectual property.

Certain investors have provided us convertible debt financing pursuant to a note and warrant purchase agreement. As collateral to secure our obligations under the note and warrant purchase agreement, we have granted the investors a first priority security interest in all of our assets and all of the assets of our subsidiaries, including intellectual property. Upon an event of default under the secured notes, the investors could elect to declare all amounts outstanding, together with accrued and unpaid interest thereon, to be immediately due and payable. If we were unable to repay those amounts, the investors will have a first claim on our assets and the assets of our subsidiaries, including intellectual property. If these investors should attempt to foreclose on their collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any such default and resulting foreclosure would have a material adverse effect on our financial condition.

We need additional capital, but access to such capital is uncertain.

Our current resources are insufficient to fund our commercialization efforts and to continue our future operations beyond the second quarter of 2007. As of December 31, 2006, we had cash on hand of $1,478,780. In

January 2007, we closed on approximately $3.0 million in a private financing. Prior to the financing, we were expending approximately $450,000 in cash per month. Following the financing, we currently expect to spend approximately $680,000 in cash per month. Our capital needs beyond the second quarter of 2007 will depend on many factors, including our research and development activities and the success thereof, the scope of our clinical trial program, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of the activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We currently do not have committed external sources of funding and may not be able to secure additional funding on any terms or on terms that are favorable to us. If we raise additional funds by issuing additional stock, further dilution to our existing stockholders will result, and new investors may negotiate for rights superior to existing stockholders. If adequate funds are not available, we may be required to:

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

J.H. Cohn LLP, our independent registered public accounting firm, has included an explanatory paragraph in its report on our financial statements for the fiscal year ended December 31, 2006, which expresses substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in J.H. Cohn LLP’s report on our financial statements could have a detrimental effect on our stock price and our ability to raise additional capital.

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

Alteon and HaptoGuard have each historically incurred substantial operating losses due to their research and development activities and expect these losses to continue after the merger for the foreseeable future. As of December 31, 2006, Alteon had a consolidated accumulated deficit of $243,145,861. As of December 31, 2005, Alteon and HaptoGuard had an accumulated deficit of 222,813,445 and $2,425,258, respectively. Alteon’s fiscal years 2006, 2005 and 2004 net losses were $17,679,737, $12,614,459 and $13,958,646, respectively. HaptoGuard’s fiscal years 2005 and 2004 net losses were $1,654,695 and $770,563, respectively. Alteon’s fiscal years 2006, 2005 and 2004 net losses applicable to common stockholders were $20,332,416, $17,100,795 and $18,093,791, respectively. If we are able to obtain sufficient additional funding, we expect to expend significant amounts on research and development programs for alagebrium and ALT-2074. Research and development activities are time consuming and expensive, and will involve the need to engage in additional fund-raising activities, identify appropriate strategic and collaborative partners, reach agreement on basic terms, and negotiate and sign definitive agreements. We are actively seeking new financing to provide financial support for our research and development activities. However, at this time, we are not able to assess the probability of success in our fund-raising efforts or the terms, if any, under which we may secure financial support from strategic partners or other investors. We expect to continue to incur significant operating losses for the foreseeable future.

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

In 2006, we curtailed clinical studies of alagebrium due to a lack of funds. We cannot predict at this time when enrollment in any of our clinical studies of alagebrium will resume, if ever. If we are unable to resume enrollment in our clinical studies of alagebrium in a timely manner, or at all, our business will be materially adversely affected.

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

ALT-2074, HaptoGuard’s lead compound prior to the merger, was in development for the treatment of heart complications in patients with diabetes. It has demonstrated efficacy in mouse models.

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

HaptoGuard received approval from Israel’s Ministry of Health to conduct Phase 2 trials in diabetic patients recovering from a recent myocardial infarction or acute coronary syndrome. The purpose of the study is to evaluate the biological effects on cardiac tissue in patients treated with ALT-2074. HaptoGuard received Institutional Review Board approval for three sites in Israel, and the study was opened for enrollment in May 2006. The conflict in the Middle East that occurred in July 2006 adversely impacted our ability to recruit patients for the study. We also recognized design challenges in the trial and have made several changes in the design to improve enrollment and our ability to interpret results. Recruitment has remained slow and we have neither the ability to predict the completion of the study nor the likelihood of gaining positive results.

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

We depend heavily on the principal members of our management and scientific staff to realize our strategic goals and operating objectives. Over the past year, due to the reduction in our clinical trial activities, the number of our employees has decreased from 16 as of December 31, 2005 to 7 as of December 31, 2006. Following the merger with HaptoGuard, we depend on Dr. Noah Berkowitz as the combined company’s Chief Executive Officer and Dr. Malcolm MacNab as the combined company’s Vice President of Clinical Development. The loss of services in the near term of any of our principal members of management and scientific staff could impede the achievement of our development priorities. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success, and there is significant competition among companies in our industry for such personnel. We may be required to provide additional retention and severance benefits to our employees in the future if we prepare to effect a strategic transaction, such as a sale or merger with another company. However, we cannot assure you that we will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced managers and scientists, and given the recent clinical and regulatory setbacks that we have experienced. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed by other entities and may have commitments to or consulting or advisory contracts with those other entities that may limit their availability to us.

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

At December 31, 2006, we had an accumulated deficit of $243,145,861. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates are still in research, preclinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product candidates other than alagebrium and ALT-2074 in clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any preclinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.

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

During the audit of our financial statements for the year ended December 31, 2005, the review of our financial statements for the three months ended March 31, 2006 and the review of our financial statements for the three- and nine-month periods ended September 30, 2006, our independent registered public accounting firm identified material weaknesses regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits, the financial statement recording and disclosure of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18, accounting for the acquisition of HaptoGuard and the adoption of SFAS 123(R). As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure. While these material weaknesses continue to exist as of December 31, 2006, management is in the process of implementing remedial controls to address these matters. The Company has solicited the services of an outside consulting firm to assist in complex and non-routine accounting transactions. Management is nonetheless continuing to monitor and assess the controls to ensure continued compliance. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, March 31, 2006 and September 30, 2006 as a consequence of the material weaknesses, were deemed by the Company to be immaterial but were nevertheless recorded by the Company. However, we cannot currently assure you that the remedial measures that are currently being implemented will be sufficient to result in a conclusion that our internal controls no longer contain any material weaknesses, and that our internal controls are effective. In addition, we cannot assure you that, even if we are able to achieve effective internal control over financial reporting, our internal controls will remain effective for any period of time. The failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

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

We are a party to various license agreements with third parties that give us exclusive and partial exclusive rights to use specified technologies applicable to research, development and commercialization of our products, including alagebrium and ALT-2074. We anticipate that we will continue to license technology from third parties in the future. To maintain the license for certain technology related to ALT-2074 that we received from OXIS, we are obligated to meet certain development and clinical trial milestones and to make certain payments. There can be no assurance that we will be able to meet any milestone or make any payment required under the license with OXIS. In addition, if we fail to meet any milestone or make any payment, there can be no assurance that we may be able to negotiate an arrangement with OXIS, as we have successfully done in the past, whereby we will continue to have access to the ALT-2074 technology.

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

Risks Related to Owning Alteon’s Common Stock

We have been notified by the American Stock Exchange, Inc. (“AMEX”) that we are not in compliance with continued listing standards, which may result in a delisting of our common stock if we cannot regain compliance.

On January 30, 2007, we reported that we had received a notice from AMEX indicating that AMEX has accepted our plan to regain compliance with AMEX continued listing standards, and that our listing will be continued pursuant to an extension until April 9, 2008. We submitted a plan of compliance to AMEX on November 6, 2006, outlining our operational plan and strategic objectives, and amended our plan of compliance on January 3, 2007 and January 5, 2007 (the “Plan of Compliance”). The Plan of Compliance was prepared in response to a notice we received from AMEX on October 9, 2006, indicating that we were below certain AMEX continuing listing standards due to (i) sustaining losses from continuing operations and/or net losses in two out of our three most recent fiscal years with stockholders’ equity below $2,000,000; (ii) sustaining losses from continuing operations and/or net losses in three out of our four most recent fiscal years with stockholders’ equity below $4,000,000; and (iii) sustaining losses from continuing operations and/or net losses in our five most recent fiscal years with stockholders’ equity below $6,000,000. To date, we have not regained compliance with such continued listing standards and cannot assure you that we can achieve the Plan of Compliance in such a way as to regain compliance with AMEX’s continuing listing standards.

Our stock price is volatile and you may not be able to resell your shares at a profit.

We first publicly issued common stock on November 8, 1991 at $15.00 per share in our initial public offering and it has been subject to fluctuations since that time. For example, during 2006, the closing sale price of our common stock has ranged from a high of $0.32 per share to a low of $0.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

After the closing of the merger and the financings, there are 170,681,142 shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of AMEX, Delaware law, or other applicable laws. If our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair the combined company’s ability to raise capital through additional offerings.

We currently have outstanding warrants and options to purchase an aggregate of 59,106,578 shares of our common stock, including warrants to purchase 25,734,453 shares of our common stock in connection with a private financing completed in January 2007. The shares issued in the private financing, together with the shares underlying the warrants issued in such financing, represent approximately 19% of the total number of shares of our common stock outstanding immediately prior to the financing.

Sales of these shares in the public market, or the perception that future sales of such shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 28% of the outstanding common stock, which includes fully vested options to purchase common stock. In addition, approximately 2,147,294 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

Sale or the availability for sale, of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Anti-takeover provisions may frustrate attempts to replace our current management and discourage investors from buying our common stock.

We have entered into a Stockholders’ Rights Agreement pursuant to which each holder of a share of our common stock is granted a Right to purchase our Series F Preferred Stock (“Preferred Stock”) under certain circumstances if a person or group acquires, or commences a tender offer for, 20% of our outstanding common stock. We also have severance obligations to certain employees in the event of termination of their employment after or in connection with a triggering event as defined in the Alteon Severance Plan. In addition, the Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of, and issue shares of, Preferred Stock. The staggered board terms, Fair Price Provision, Stockholders’ Rights Agreement, severance arrangements, Preferred Stock provisions and other provisions of our charter and Delaware corporate law may discourage certain types of transactions involving an actual or potential change in control.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our lease for office space in Parsippany, New Jersey, expired on December 31, 2006, but was extended through February 28, 2007. On January 19, 2007, we entered into a Lease Agreement (“Lease”) for approximately 4,162 square feet of office space in Montvale, New Jersey. The Lease is for a term of three years commencing on February 26, 2007 and we have the opportunity to extend the Lease for two additional three-year terms by providing written notice to the landlord. The basic monthly rent will be approximately $8,151, together with a security deposit of approximately $15,200. We consider our property to be generally in good condition, well maintained and generally suitable and adequate to carry on our business.

Item 3. Legal Proceedings.

The Company is not a party to any litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the American Stock Exchange under the symbol “ALT.” The following table sets forth, for the periods indicated, the high and low sales price for our common stock, as reported by the American Stock Exchange:

2006	High	Low

First Quarter	$0.32	$0.18
Second Quarter	0.28	0.16
Third Quarter	0.21	0.13
Fourth Quarter	0.19	0.14

2005	High	Low

First Quarter	$1.43	$0.55
Second Quarter	0.85	0.19
Third Quarter	0.37	0.21
Fourth Quarter	0.30	0.17

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

Stockholders

As of March 21, 2007, there were 358 holders of the common stock. On March 21, 2007, the last sale price reported on the American Stock Exchange for the common stock was $0.10 per share.

Dividends

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be returned to finance our growth.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

The following table sets forth financial data with respect to us as of and for the five years ended December 31, 2006. The selected financial data has been derived from our audited consolidated financial statements. The selected financial data below should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Income:
Investment income	$188	$358	$182	$179	$410
Other income	62	100	152	—	—
Total income	250	458	334	179	410
Expenses:
Research and development	1896	9,074	10,147	9,930	14,992
In-process research and development	11,379	—	—	—	—
General and administrative	4,655	4,325	4,532	5,046	2,946
Total expenses	17,930	13,399	14,679	14,976	17,938
Loss before income tax benefit	(17,680)	(12,941)	(14,345)	(14,797)	(17,528)
Income tax benefit	—	327	386	345	647
Net loss	(17,680)	(12,614)	(13,959)	(14,452)	(16,881)
Preferred stock dividends	2,653	4,486	4,135	3,791	3,485
Net loss applicable to common stockholders	$(20,333)	$(17,100)	$(18,094)	$(18,243)	$(20,366)
Basic/diluted net loss per share applicable to common stockholders	$(0.22)	$(0.30)	$(0.41)	$(0.50)	$(0.64)
Weighted average common shares used in computing basic/diluted net loss per share	91,434	57,639	44,349	36,190	31,793

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,479	$6,583	$11,176	$16,679	$17,439
Working capital	730	5,657	8,740	15,033	13,786
Total assets	2,305	7,134	11,642	17,255	18,099
Accumulated deficit	(243,146)	(222,813)	(205,713)	(187,619)	(169,376)
Total stockholders’ equity	1,243	5,992	9,047	15,384	14,303

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease and diabetes. We identified several promising product candidates that we believe represent novel approaches to some of the largest pharmaceutical markets. We have advanced one of these products into Phase 2 clinical trials. By acquiring HaptoGuard in July 2006, we expanded our portfolio with another compound in Phase 2 clinical development for cardiovascular complications of diabetes.

One of our drug candidates, ALT-2074 has demonstrated potential efficacy in animal models of heart attack and in a 20-patient clinical trial in ulcerative colitis. Our goal is to develop ALT-2074 in acute coronary syndrome as a targeted drug for high risk diabetic patients. It is currently being evaluated for evidence of myocardial protection following angioplasty in high-risk diabetic patients. Alagebrium chloride or alagebrium (formerly ALT-711), is a product of our drug discovery and development program. Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction. It has been tested in approximately 1,000 patients in a number of Phase 1 and Phase 2 clinical trials. Our goal is to develop alagebrium in diastolic heart failure and nephropathy. These diseases represent a rapidly growing market of unmet need, particularly common among diabetic patients, and alagebrium has demonstrated relevant clinical activity in two Phase 2 clinical trials for heart failure. However, we have significantly curtailed all product development activities due to an absence of sufficient financial resources to continue its development. While our goal is to pursue the development of ALT-2074 and alagebrium in high potential cardiovascular indications, any continued development of alagebrium by us is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development.

We expect to utilize cash and cash equivalents to fund our operating activities, including continued development of ALT-2074 and alagebrium. We have undertaken curtailment actions and have reduced cash expenses in the fiscal year ended 2006. These actions include evaluating clinical strategies before resuming clinical trials for alagebrium, increased selectivity in preclinical programs and reduced headcount. We have engaged third parties to assist in developing and identifying options designed to diversify our portfolio of product candidates and to enhance our ability to raise financing in the future. Potential transactions include the acquisition of technologies and product programs, licensing opportunities, the sale to or merger into another company, and debt and equity financing. If we are unable to secure additional financing on reasonable terms, unable to generate sufficient new sources of revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern beyond the second quarter of 2007.

Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $243,145,861 as of December 31, 2006, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

We have financed our operations through proceeds from public offerings of common stock, private placements of common and preferred equity securities, revenue from former collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash balances and short-term investments, and in prior years from the sale of a portion of our New Jersey State net operating loss carryforwards.

Our business is subject to significant risks including, but not limited to, (1) our ability to obtain sufficient additional funding in the near term, whether through a strategic collaboration agreement or otherwise, to allow us to resume the development of ALT-2074 and alagebrium and to continue operations, (2) our ability to continue enrollment in our clinical studies of ALT-2074 should we have adequate financial and other resources to do so, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (5) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (6) technological change and competition, (7) manufacturing uncertainties, and (8) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during preclinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading “Item 1A - Risk Factors.”

Results of Operations

Years Ended December 2006, 2005 and 2004

Revenues

Total revenues for 2006, 2005 and 2004 were $250,000, $458,000 and $334,000, respectively. Revenues were derived from interest earned on cash and cash equivalents, other income, and short-term investments. Investment income in 2006 was lower than 2005 due to lower investment balances, partially offset by higher interest rates. In 2006, other income included $50,000 received from a licensing agreement with Avon Products, Inc. In 2005, other income included $100,000 received from a licensing agreement with Avon Products, Inc. In 2004, other income included approximately $52,000 derived from the sale of fully depreciated laboratory equipment and supplies and a reimbursement of $100,000 for improvements made to our former facility in Ramsey, New Jersey. The increase in investment income in 2005 versus 2004 was attributed to an increase in short term interest rates, partially offset by lower investment balances.

Operating Expenses

Total expenses, excluding in-process research and development of $11,379,000, decreased to $6,551,000 in 2006 from $13,399,000 in 2005 and from $14,679,000 in 2004, and consisted primarily of general and administrative expenses in 2006 and research and development expenses for the years 2005 and 2004. The $11,379,000 in-process research and development charge was a result of the merger with HaptoGuard. Research and development expenses were $1,896,000, $9,074,000, and $10,147,000 in 2006, 2005 and 2004, respectively. These expenses consisted primarily of third-party expenses associated with preclinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and an allocation of facility expense.

Research and development expenses, excluding in-process research and development, decreased to $1,896,000 in 2006 from $9,074,000 in 2005, a decrease of $7,178,000, or 79.1%. This was primarily related to decreased clinical trial costs and manufacturing expenses as a result of the discontinuation of the SPECTRA (Systolic Pressure Efficacy and Safety Trial of Alagebrium) trial, partially offset by additional preclinical toxicity testing. The 2006 results include $547,000 in personnel and personnel-related costs, $168,000 in clinical trial costs, $63,000 in preclinical expenses, $279,000 of manufacturing expenses related to on-going drug stability studies, drug destruction and storage, $396,000 in consulting expense, $251,000 in trial-related insurance and $159,000 in facility allocation.

Research and development expenses decreased to $9,074,000 in 2005 from $10,147,000 in 2004, a decrease of $1,073,000, or 10.6%. This was primarily related to decreased clinical trial costs and manufacturing expenses as a result of the discontinuation of the SPECTRA trial, partially offset by additional preclinical toxicity testing. The 2005 results include $3,796,000 in personnel and personnel-related costs, $2,199,000 in clinical trial costs primarily related to SPECTRA, $1,288,000 in preclinical expenses primarily associated with the additional toxicity testing, $579,000 of manufacturing expenses related to on-going drug stability studies, drug destruction and storage, $425,000 in consulting expenses, $396,000 in trial-related insurance and $351,000 in facility allocation.

General and administrative expenses were $4,655,000 in 2006, an increase from $4,325,000 in 2005 and an increase from $4,532,000 in 2004. The increase in 2006 is in large part a result of severance costs of $1,617,000, partially offset by a reduction of normal personnel costs of $706,000. The decrease in 2005 over 2004 includes a $397,000 reduction in business development and marketing that was incurred in early 2004 related to the start-up of SPECTRA, $284,000 in reduced personnel costs due to reduced headcount, and $123,000 in reduced patent expenses. This decrease was offset by $597,000 in additional corporate expenses related to Sarbanes-Oxley compliance and increased third-party consulting expenses.

At December 31, 2006, we had available federal net operating loss carryforwards of $168,536,821, which expire in various amounts from the years 2007 through 2026, and state net operating loss carryforwards of $53,824,491, which expire in the years 2007 through 2013. In addition, at December 31, 2006, we had federal research and development tax credit carryforwards of $6,717,647 and state research and development tax credit carryforwards of $1,683,419.

Net Loss

We had net losses of $17,680,000, $12,614,000 and $13,959,000 in 2006, 2005 and 2004, respectively. Included in our net loss in 2006, 2005 and 2004 was the sale of $0, $4,077,000 and $3,456,000, respectively, of our state net operating loss carryforwards and $0, $0, and $123,000, respectively, of our state research and development tax credit carryforwards. The proceeds and tax benefit recognized from the sale of these carryforwards in 2006, 2005 and 2004 were $0, $327,000 and $386,000, respectively.

Included in the net loss applicable to common stockholders for 2006, 2005 and 2004 were preferred stock dividends of $2,653,000, $4,486,000 and $4,135,000, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents at December 31, 2006, of $1,479,000 compared to $6,583,000 at December 31, 2005, a decrease of $5,104,000. Cash used in operating activities for the year ended December 31, 2006, totaled $7,438,000 and consisted primarily of research and development expenses, personnel and related costs, and facility expenses. Cash used in investing activities totaled $1,472,000 for the year ended December 31, 2006 and included $1,622,000 of acquisition costs, net of cash acquired, offset by a release of restricted cash of $150,000 required by our facility lease. Cash provided by financing activities for the year ended December 31, 2006 was $3,806,000 and arose from an April 2006 and September 2006 public offering of 20,430,733 shares of common stock at $0.25, and $0.15 per share, respectively, which provided net proceeds of $3,806,026.

In 2006, 2005 and 2004, we sold $0, $4,077,000 and $3,456,000, respectively, of our gross state net operating loss carryforwards and $0, $0 and $123,000, respectively, of our state research and development tax credit carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. This program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. Due to the uncertainty at any time as to our ability to effectuate the sale of our available New Jersey state net operating losses, and since we have no control or influence over the tax certificate transfer program, the benefits are recorded once the agreement with the counterparty is signed and the sale is approved by the State of New Jersey. The proceeds from the sales in 2006, 2005 and 2004 were $0, $327,000 and $386,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. As of December 31, 2006, we had state net loss carryforwards and state research and development tax credit carryforwards available for sale of $53,824,491. We cannot be certain if we will be able to sell any or all of these carryforwards under the tax certificate transfer program.

In January 2007, we completed a private financing of senior convertible secured promissory notes (the “Notes”) and warrants, which provided net proceeds of approximately $3,000,000. In connection with this financing, we issued five-year warrants to purchase 25,734,453 shares of our common stock at $0.01 per share. Each Note accrues interest at a rate of 8% per annum and the principal and interest on the Note are due and payable, if not converted, on May 31, 2007. The Notes will automatically be converted into any security that is issued by us to the Buyers and other potential investors in connection with a proposed private preferred stock and warrant financing of up to $20 million that is currently being negotiated. The closing of any such additional financing, which we anticipate will be done at a discount from the market price, will be subject to the satisfaction of various conditions, including stockholder approval. In addition, at the option of the Buyers, the Notes may be converted into any security that is sold by the Company in any other financing on or prior to May 31, 2007. If the Notes have not been repaid or converted prior to May 31, 2007, we will be obligated to repay the outstanding principal amount plus any accrued but unpaid interest as well as (i) an additional $1,000,000 and (ii) fifteen percent (15%) of any amount received from financing, sale or licensing transactions completed prior to June 30, 2008, subject to a cap of $2,000,000 in the aggregate. Finally, at the option of the Buyers, unless otherwise converted, the Notes may be converted into shares of our common stock, at a price equal to the closing price of our common stock on January 11, 2007. In connection with the note and warrant financing, the Company anticipates recognizing a significant amount of non-cash, and potentially cash, interest expense in the first and second quarters of 2007. If we are unsuccessful in our efforts to raise additional funds, we will not have the ability to continue as a going concern beyond the second quarter of 2007.

On January 24, 2007, we received a notice from the staff (the “Staff”) of AMEX, that AMEX has accepted our plan to regain compliance with AMEX continued listing standards, and that our listing will be continued pursuant to an extension until April 9, 2008 (the “Extension Period”).

We submitted a Plan of Compliance to AMEX on November 6, 2006, outlining our operational plan and strategic objectives, and amended our Plan of Compliance on January 3, 2007 and January 5, 2007. The Plan of Compliance was prepared in response to a letter received from AMEX on October 9, 2006, indicating that we were below certain continued listing standards. These standards were (i) Section 1003(a)(i) of the AMEX Company Guide, as a result of the Company’s shareholder’s equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; (ii) Section 1003(a)(ii) of the AMEX Company Guide, as a result of the Company’s shareholder’s equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) of the AMEX Company Guide, as a result of the Company’s shareholder’s equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. To date, we have not regained compliance with such continued listing standards, but we are working towards achieving that goal consistent with our Plan of Compliance.

The Company will be subject to periodic review by the Staff during the Extension Period, and is required to provide the Staff with periodic updates in connection with the Plan of Compliance. Failure to make progress consistent with the Plan of Compliance or to regain compliance with the continued listing standards by the end of the Extension Period could result in the Company being delisted from AMEX.

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

We expect to utilize cash and cash equivalents to fund our operating activities, including continued development of ALT-2074 and alagebrium. However, as a result of the discontinuation of the Phase 2b SPECTRA trial in systolic hypertension and a decrease in our financial resources, we have significantly curtailed all product development activities of alagebrium and have reduced expenses for the year ended December 31, 2006. While we intend to pursue development of ALT-2074 and alagebrium, any continued development of alagebrium is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development. We may not be able to enter into a strategic collaboration agreement with respect to ALT-2074 or alagebrium on reasonable terms, or at all. No enrollment or other activity is taking place with respect to any of our Phase 2 trials of alagebrium pending the resolution of our financial resource issues. If we are unable to secure additional financing on reasonable terms, unable to generate sufficient new sources of revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern beyond the second quarter of 2007.

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

Selling securities to satisfy our capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurances that such funding will be available at all or on terms acceptable to us. We have significantly curtailed our research and development programs, until additional financing is obtained, if ever. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to our technologies or product candidates and alter our plans for the development of our product candidates. If we are unable to obtain the necessary funding, we may be forced to cease operations. There can be no assurance that the products or technologies acquired in the merger will result in revenues to the combined company or any meaningful return on investment to our stockholders.

Commitments

The table below presents our contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
Employment agreements(1)	$382,694	$382,694	$—	$—	—
Operating lease commitments	293,421	85,581	195,614	12,226	—
Total contractual obligations	$676,115	$468,275	$195,614	$12,226	$—

——————

(1)

We have employment agreements with key executives, which provide that either party may terminate the agreement upon written notice. If we terminate all of the agreements without cause, we are subject to a salary continuation obligation totaling $382,694.

Critical Accounting Policies

In December 2001, the SEC issued a statement concerning certain views of the SEC regarding the appropriate amount of disclosure by publicly held companies with respect to their critical accounting policies. In particular, the SEC expressed its view that in order to enhance investor understanding of financial statements, companies should explain the effects of critical accounting policies as they are applied, the judgments made in the application of these policies and the likelihood of materially different reported results if different assumptions or conditions were to prevail. We have since carefully reviewed the disclosures included in our filings with the SEC, including, without limitation, this Annual Report on Form 10-K and accompanying audited consolidated financial statements and related notes thereto. We believe the effect of the following accounting policy is significant to our results of operations and financial condition.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which replaces “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

We account for employee stock-based compensation, awards issued to non-employee directors, and stock options issued to consultants and contractors in accordance with SFAS 123R, SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” For the year ended December 31, 2006, we recognized research and development consulting expenses of $5,122.

We have adopted the new standard, SFAS 123R, effective January 1, 2006 and have selected the Black-Scholes method of valuation for share-based compensation. We have adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R, and is recognized over the remaining service period after the adoption date based on the options’ original estimate of fair value. For the year ended December 31, 2006, we recognized share-based employee compensation cost of $66,745. in accordance with SFAS 123R, which was recorded as general and administrative expenses.

On December 15, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of all previously issued, outstanding and unvested options, effective December 31, 2005. Approximately 1.47 million options were accelerated, of which 1.3 million belong to executive officers and non-employee members of the Board of Directors. As such there was no compensation recognized under Statement 123(R) related to options granted prior to January 1, 2006.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This provisions of EITF 00-19-2 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of EITF 00-19-2 will have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment in marketable securities. We do not use derivative financial instruments in our investments. In 2006, all of our investments resided in money market accounts. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

Item 8. Financial Statements and Supplementary Data.

(a) The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the consolidated financial statements filed herewith is found at “Index to Consolidated Financial Statements” on page 39.

(b) The unaudited quarterly financial data for the two-year period ended December 31, 2006 is as follows:

	Income	Expenses	Loss Before Income Tax Benefit	Net Loss Applicable to Common Stockholders	Basic/ Diluted Loss Per Share
	(in thousands, except per share amounts)
2006
First Quarter	$61	$1,682	$(1,621)	$(2,796)	$(0.05)
Second Quarter	116	1,159	(1,043)	(2,237)	(0.03)
Third Quarter	39	14,115	(14,076)	(14,360)	(0.13)
Fourth Quarter	34	974	(940)	(940)	(0.01)
Total Year	$250	$17,930	$(17,680)	$(20,333)	$(0.22)

2005
First Quarter	$99	$4,741	$(4,642)	$(5,714)	$(0.10)
Second Quarter	200	3,577	(3,376)	(4,482)	(0.08)
Third Quarter	87	3,043	(2,957)	(4,098)	(0.07)
Fourth Quarter	72	2,038	(1,966)	(2,806)	(0.05)
Total Year	$458	$13,399	$(12,941)	$(17,100)	$(0.30)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our principal financial and accounting officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the principal financial and accounting officer have concluded that as of the end of such fiscal year, our current disclosure controls and procedures were not effective, because of the material weaknesses in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address these weaknesses as described below. With the exception of such weaknesses, however, the Chief Executive Officer and principal financial and accounting officer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b) Material Weaknesses and Changes in Internal Controls. During the audit of our financial statements for the year ended December 31, 2005, the review of our financial statements for the three months ended March 31, 2006 and the review of our financial statements for the three- and nine-month periods ended September 30, 2006, our independent registered public accounting firm identified material weaknesses regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits, the financial statement recording and disclosure of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18, accounting for the acquisition of HaptoGuard and the adoption of SFAS 123(R). As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure. While these material weaknesses continue to exist as of December 31, 2006, management is in the process of implementing remedial controls to address these matters. The Company has solicited the services of an outside consulting firm to assist in complex and non-routine accounting transactions. Management is nonetheless continuing to monitor and assess the controls to ensure continued compliance. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, March 31, 2006 and September 30, 2006 as a consequence of the material weaknesses, were deemed by the Company to be immaterial but were nevertheless recorded by the Company.

c) Except for the changes in controls described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d) As a result of a ruling by the SEC, effective December 27, 2005, the definition of the term “accelerated filer” has been revised to permit an accelerated filer that has a market value of voting and non-voting common equity held by non-affiliates of less than $50 million as of the last day of its second fiscal quarter to exit accelerated filer status at the end of the fiscal year in which the market value of such common equity falls below $50 million and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. In consequence of these changes, and because the market value of the Company’s common equity was less than $50 million as of the last day of the Company’s second fiscal quarter, the Company is not required to comply with Sarbanes-Oxley Section 404 requirements relating to an audit of its internal controls for the fiscal year ended December 31, 2006. As such, no audit of internal controls was conducted for the fiscal year ended December 31, 2006, by our independent registered public accounting firm and, therefore, no opinion has been rendered on whether the controls implemented to mitigate the material weaknesses identified during the audit of internal control over financial reporting in the financial statements for the year ended December 31, 2005, March 31, 2006 and September 30, 2006 have been effective.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Corporate Governance Matters” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Our Code of Business Conduct and Ethics is posted on our website. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the Rules of the American Stock Exchange.

Item 11. Executive Compensation.

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Proposal 2: Amendment to Alteon 2005 Stock Plan” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this Item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The response to this Item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 15. Financial Statements and Exhibits.

(a) Consolidated Financial Statements.

Our audited consolidated financial statements and the Reports of Independent Registered Public Accounting Firms are appended to this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements” on page 39.

(b) Exhibits.

The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March, 2007.

ALTEON INC.

By:	/s/ Noah Berkowitz
Noah Berkowitz, M.D., Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Noah Berkowitz	President and Chief Executive Officer	March 22, 2007
Noah Berkowitz, M.D., Ph.D.	(principal executive officer)

/s/ Jeffrey P. Stein	(principal financial and accounting officer)	March 22, 2007
Jeffrey P. Stein, CPA	Director

/s/ Marilyn G. Breslow	Director	March 22, 2007
Marilyn G. Breslow

/s/ Thomas A. Moore	Director	March 22, 2007
Thomas A. Moore

/s/ Wayne Yetter	Director	March 22, 2007
Wayne Yetter

/s/ Mary Tanner	Director	March 22, 2007
Mary Tanner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alteon Inc.

We have audited the accompanying consolidated balance sheets of Alteon Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alteon Inc. and subsidiaries as of December 31, 2006 and 2005, and their results of operations and cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $17,679,737 and used $7,438,275 of cash in operating activities during the year ended December 31, 2006. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 15, 2007

ALTEON INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,478,780	$6,582,958
Other current assets	314,156	216,290
Total current assets	1,792,936	6,799,248
Property and equipment, net	10,500	55,154
Restricted cash	—	150,000
Other assets	501,889	129,195
Total assets	$2,305,325	$7,133,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$809,492	$351,232
Accrued expenses	253,022	790,705
Total current liabilities	1,062,514	1,141,937

Stockholders’ equity:
Preferred stock, $.01 par value; 1,993,329 shares authorized, 0 shares issued and outstanding at December 31, 2006 and 1,389 shares of Series G Preferred Stock, and 4,172 shares of Series H Preferred Stock issued and outstanding at December 31, 2005	—	56
Common stock, $.01 par value; 300,000,000 shares authorized and 129,318,858 and 57,996,711 shares issued and outstanding, as of December 31, 2006 and December 31, 2005	1,293,189	579,967
Additional paid-in capital	243,095,483	228,225,082
Accumulated deficit	(243,145,861)	(222,813,445)
Total stockholders’ equity	1,242,811	5,991,660
Total liabilities and stockholders' equity	$2,305,325	$7,133,597

The accompanying notes are an integral part of these consolidated financial statements.

ALTEON INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
Revenues:
Investment income	$188,435	$358,446	$182,574
Other income	62,069	100,000	151,821
Total income	250,504	458,446	334,395

Expenses:
Research and development	1,896,204	9,074,244	10,147,298
In-process research and development	11,379,348	—	—
General and administrative	4,654,689	4,325,225	4,531,953
Total expenses	17,930,241	13,399,469	14,679,251

Loss before income tax benefit	(17,679,737)	(12,941,023)	(14,344,856)
Income tax benefit	—	326,564	386,210

Net loss	$(17,679,737)	$(12,614,459)	$(13,958,646)
Preferred stock dividends	2,652,679	4,486,336	4,135,145

Net loss applicable to common shares	$(20,332,416)	$(17,100,795)	$(18,093,791)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.30)	$(0.41)

Weighted average common shares outstanding:
Basic and diluted	91,434,386	57,639,255	44,349,015

The accompanying notes are an integral part of these consolidated financial statements.

ALTEON INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2003	4,699	$47	40,467,148	$404,671	$202,598,573	$(187,618,859)	$15,384,432
Net loss	—	—	—	—	—	(13,958,646)	(13,958,646)
Issuance of Series G and H preferred stock dividends	414	4	—	—	4,135,141	(4,135,145)	—
Exercise of employee stock	—	—	5,750	58	5,027	—	5,085
Public offerings of common stock	—		8,000,000	80,000	7,501,318	—	7,581,318
Compensation expense in connection with the issuance of non-qualified stock options granted to non-employees	—	—	—	—	34,731	—	34,731
Balance, December 31, 2004	5,113	51	48,472,898	484,729	214,274,790	(205,712,650)	9,046,920
Net loss	—	—	—	—	—	(12,614,459)	(12,614,459)
Issuance of Series G and H preferred stock dividends	448	5	—	—	4,486,331	(4,486,336)	—
Public offerings of common stock	—	—	9,523,813	95,238	9,437,057	—	9,532,295
Compensation expense in connection with the issuance of non-qualified stock options granted to non-employees	—	—	—	—	26,904	—	26,904
Balance, December 31, 2005	5,561	56	57,996,711	579,967	228,225,082	(222,813,445)	5,991,660
Net loss	—	—	—	—	—	(17,679,737)	(17,679,737)
Private placement of common stock	—	—	10,960,400	109,604	2,366,402	—	2,476,006
Issuance of Series G and H preferred stock dividends	238	2	—	—	2,652,677	(2,652,679)	—
Common stock issued in connection with the merger	—	—	37,399,065	373,991	8,426,009	—	8,800,000
Preferred stock converted to common stock as a result of the merger	(5,799)	(58)	13,492,349	134,923	(134,865)	—	—
Assumption of HaptoGuard vested stock options	—	—	—	—	235,000	—	235,000
Private placement of common stock	—	—	9,470,333	94,704	1,235,316	—	1,330,020
Stock-based compensation	—	—	—	—	66,745	—	66,745
Options issued for consulting services	—	—	—	—	5,122	—	5,122
Compensation costs related to restricted stock	—	—	—	—	17,995	—	17,995
Balance, December 31, 2006	—	$—	129,318,858	$1,293,189	$243,095,483	$(243,145,861)	$1,242,811

The accompanying notes are an integral part of these consolidated financial statements.

ALTEON INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(17,679,737)	$(12,614,459)	$(13,958,646)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	66,745	26,904	34,731
Options issued for consulting services	5,122	—	—
Compensation costs related to restricted stock	17,995	—	—
In-process research and development	11,379,348	—	—
Gain on sale of laboratory equipment	—	—	(51,821)
Depreciation and amortization	49,116	65,223	74,870
Changes in operating assets and liabilities, net of acquisition:
Other current assets	(408,026)	(56,926)	66,075
Other assets	(501,889)	—	—
Accounts payable and accrued expenses	(366,949)	(1,453,538)	724,922
Net cash used in operating activities	(7,438,275)	(14,032,796)	(13,109,869)

Cash flows from investing activities:
Capital expenditures	—	(13,108)	(81,175)
Proceeds on sale of laboratory equipment	—	—	51,821
Restricted cash	150,000	50,000	50,000
Acquisition costs, net of cash acquired	(1,621,929)	(129,195)	—
Net cash provided by (used in) investing activities	(1,471,929)	(92,303)	20,646

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,806,026	9,532,295	7,581,318
Net proceeds from exercise of employee stock options	—	—	5,085
Net cash provided by financing activities	3,806,026	9,532,295	7,586,403

Net decrease in cash and cash equivalents	(5,104,178)	(4,592,804)	(5,502,820)
Cash and cash equivalents, beginning of period	6,582,958	11,175,762	16,678,582

Cash and cash equivalents, end of period	$1,478,780	$6,582,958	$11,175,762
Supplemental disclosure of non-cash investing and financing activities:
Common stock and other equity consideration issued as a result of the merger	$9,035,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

Alteon Inc. (“Alteon” or the “Company”) is a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease and diabetes. The Company has identified several promising product candidates that represent novel approaches to some of the largest pharmaceutical markets. Alteon has advanced one of these products into Phase 2 clinical trials. By acquiring HaptoGuard, Inc. in July 2006, Alteon has expanded its portfolio with another compound in Phase 2 clinical development for cardiovascular complications of diabetes.

Alteon is primarily focused on fund-raising activities and exploring strategic relationships to support our development programs. During 2006, as part of these efforts, we acquired HaptoGuard, Inc. At the present time, we have significantly curtailed all product development activities of alagebrium due to the absence of sufficient financial resources to continue its development.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alteon Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

Research and Development

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and preclinical and clinical testing of our licensed pharmaceutical candidates, including salaries and related personnel costs, certain legal expenses, fees paid to consultants and outside service providers for drug manufacture and development, and other expenses. Expenditures for research and development are charged to operations as incurred.

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies – (continued)

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the year ended December 31, 2006, which includes compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

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

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is charged to consulting expense over the related vesting period. For the year ended December 31, 2006, the Company recognized research and development consulting expenses of $5,122.

For the year ended December 31, 2006, the Company recognized share-based employee compensation cost of $66,745 in accordance with Statement 123(R), which was recorded as general and administrative expense. This expense related to the granting of stock options to employees, directors and officers on or after January 1, 2006. None of this expense resulted from the grants of stock options prior to January 1, 2006. The Company recognized compensation expense related to these stock options, taking into consideration a forfeiture rate of approximately ten percent based on historical experience, on a straight line basis over the vesting period. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), net loss for year ended December 31, 2006 was greater than if the Company had continued to account for share-based compensation under APB 25 by $66,745. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the year ended December 31, 2006 was immaterial.

As of December 31, 2006, the total compensation cost related to non-vested option awards not yet recognized is $266,910. The weighted average period over which it is expected to be recognized is approximately 2.55 years.

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies – (continued)

The following table illustrates the pro forma effect on net loss and loss per share assuming the Company had applied the fair value recognition provisions of SFAS No. 123 instead of the intrinsic value method under APB 25 to stock-based employee compensation for 2005 and 2004 would be as follows:

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(12,614,459)	$(13,958,646)
Less: Total stock-based compensation expense determined under fair value method	(1,701,681)	(868,390)
Pro forma net loss	(14,316,140)	(14,827,036)
Preferred stock dividends	4,486,336	4,135,145
Pro forma net loss applicable to common stockholders	$(18,802,476)	$(18,962,181)

Net loss per share applicable to common stockholders:
Basic/diluted, as reported	$(0.30)	$(0.41)
Basic/diluted, pro forma	$(0.33)	$(0.43)

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This provision of EITF 00-19 will be effective for us beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of EITF 00-19 will have on our consolidated financial statements.

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies – (continued)

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

Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of December 31, 2006, 2005 and 2004 was 33,372,125, 286,187,720 and 50,297, shares, respectively. (See Note 12 — Merger with HaptoGuard, Inc.).

Note 2 — Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $243,145,861 at December 31, 2006, and expects to incur net losses, potentially greater than losses in prior years, for a number of years assuming the Company is able to continue as a going concern, of which there can be no assurance.

The Company has financed its operations through proceeds from the sale of common and preferred equity securities, revenue from former collaborative relationships, reimbursement of certain of our research and development expenses by collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and in years prior from the sale of a portion of the Company’s New Jersey state net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2006, the Company had working capital of $730,422, including $1,478,780 of cash and cash equivalents. During 2006, the Company sold 20,430,733 shares of common stock, raising net proceeds of $3,806,026 (see Note 9 - Stockholders’ Equity). The Company’s cash used in operating activities for the years ended December 31, 2006, 2005 and 2004 was $7,438,275, $14,032,796 and $13,109,869, respectively.

Alteon expects to utilize cash and cash equivalents to fund its operating activities, including continued development of ALT-2074 and alagebrium. It has significantly curtailed product development activities and has reduced expenses for the year ended December 31, 2006. While the Company intends to pursue development of ALT-2074 and alagebrium, any continued development by the Company of alagebrium is contingent upon its entering into strategic collaboration agreements for these products which, among other things, would be required to include funding for product development. The Company may not be able to enter into a strategic collaboration agreement with respect to ALT-2074 or alagebrium on reasonable terms, or at all. No enrollment or other activity is taking place with respect to any of its Phase 2 trials of alagebrium pending the resolution of its financial resource issues. The Company is urgently continuing to pursue fund-raising possibilities through the sale of its securities. If the Company is unable to secure additional financing on reasonable terms, unable to generate sufficient new sources or revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, the Company will not have the ability to continue as a going concern beyond the second quarter of 2007. (See Note 13 – Subsequent Event).

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Liquidity – (continued)

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

Selling securities to satisfy its capital requirements may have the effect of materially diluting the current holders of the Company’s outstanding stock. The Company may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurances that such funding will be available at all or on terms acceptable to the Company. The Company has significantly curtailed its research and development programs, until additional financing is obtained, if ever. If funds are obtained through arrangements with collaborative partners or others, the Company may be required to relinquish rights to its technologies or product candidates and alter its plans for the development of its product candidates. If the Company is unable to obtain the necessary funding, it will likely be forced to cease operations.

Note 3 — Other Current Assets

	December 31,
	2006	2005

Deferred financing costs	$49,200	$—
Prepaid insurance	242,615	216,290
Prepaid other	22,341	—
	$314,156	$216,290

Note 4 — Property and Equipment

	December 31,
	2006	2005

Laboratory equipment	$24,650	$24,650
Furniture and equipment	218,627	218,627
Computer equipment	159,529	155,067
	402,806	398,344
Less: Accumulated depreciation & amortization	(392,306)	(343,190)
	$10,500	$55,154

Note 5 — Other Assets

	December 31,
	2006	2005

Prepaid insurance – non-current	$501,889	$—
Deferred acquisition costs	—	129,195
	$501,889	$129,195

Note 6 — Collaborative Research and Development Agreements

Alteon previously entered into a licensing and supply agreement with OXIS International, Inc. (“OXIS”) in September 2004. Under this agreement, the Company acquired an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents, compounds, process, know-how relating to ALT-2074 and a family of related compounds for therapeutic, diagnostic, preventative, ameliorative and/or prognostic indications in certain defined cardiovascular fields. Alteon is obligated to make future payments to OXIS upon achievement of certain FDA-related milestones and to pay OXIS royalties on sales of ALT-2074 upon commercialization, net of various customary discounts, attributable to certain licensed products. Alteon is also obligated to achieve certain development milestones in accordance with the timelines set forth in the license agreement.

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Collaborative Research and Development Agreements – (continued)

In addition, the license agreement with OXIS requires Alteon to treat Oxis as the sole supplier of ALT-2074, provided OXIS meets its supply requirements under the agreement. The agreement provides that all product purchased from OXIS shall be priced on a cost plus basis. Alteon has certain rights to inspect and analyze representative samples of licensed products from batches supplied by OXIS and to reject any non-conforming goods.

Alteon also previously entered into a license agreement with BIO-RAP Ltd. (“BIO-RAP”), on its own and on behalf of the Rappaport Family Institute for Research in the Medical Sciences, in July 2004. Under this agreement, Alteon received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to certain technology, patents and technology relating to products in the field of testing and/or measurement for diagnostic predictive purposes of vascular or cardiac diseases. Alteon is obligated to make annual research funding payments to BIO-RAP and pay a portion of BIO-RAP’s direct overhead costs. Alteon is also obligated to make future payments upon achievement of certain milestones, including FDA-related milestones, as well as royalty payments on sales, net of various customary discounts, attributable to therapeutic products derived from the technology being licensed to Alteon by BIO-RAP. Alteon has a first right to acquire a license to any of the technology developed as part of the research conducted pursuant to the agreement. If Alteon exercises this right but the parties acting in good faith fail to reach an agreement in respect of such license then Alteon has a right of first refusal to license the research technology on the same terms offered by BIO-RAP to a third party.

As part of a stock adjustment in the context of Alteon’s merger with HaptoGuard, Inc. (“HaptoGuard”) in July 2006, Alteon issued to Genentech, Inc. (“Genentech”), rights to collect milestones and royalties on net sales of alagebrium. Further, as part of this adjustment, Genentech also was given a right of first negotiation on ALT-2074 if Alteon were to seek a licensing partner for the drug.

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

The Company has also entered into various arrangements with independent research laboratories to conduct studies in conjunction with the development of the Company’s technology. The Company pays for this research and receives certain rights to inventions or discoveries that may arise from this research.

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005

Clinical trial expense	$99,747	$282,854
Professional fees	69,572	195,375
Payroll and related expenses	24,816	238,344
Other	58,887	74,132
	$253,022	$790,705

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies

Commitments

The Company’s lease for its office space in Parsippany, New Jersey, expired on December 31, 2006, and was extended through February 28, 2007. On January 19, 2007, Alteon signed a three-year lease, commencing February 26, 2007, for office space in Montvale, New Jersey. This facility lease includes two, three-year renewal options. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $270,180, $266,294, and $351,499, respectively.

As of December 31, 2006, after giving effect to the Company’s lease entered into on January 19, 2007, future minimum rentals under operating leases, including employment agreements and office equipment, which have initial or remaining non-cancelable terms in excess of one year are as follows:

Operating Leases

2007	$85,581
2008	97,807
2009	97,807
2010	12,226
$293,421

The Company has employment agreements with key executives, which provide severance benefits. If we terminate all of the agreements, we are subject to obligations totaling $382,694.

Contingencies

In the ordinary course of its business, the Company may from time to time be subject to claims and lawsuits.

Note 9 — Stockholders’ Equity

Common/Preferred Stock Issuances

In January 2007, Alteon completed a private financing of senior convertible promissory notes, which provided net proceeds of approximately $3,000,000. In connection with this financing, the Company issued five-year warrants to purchase 25,734,453 shares of its common stock at $0.01 per share. (See Note 13 – Subsequent Event).

In September 2006, Alteon Inc. completed a private placement of Units, consisting of common stock and warrants, for net proceeds, after expenses and fees, of approximately $1,300,000. Each Unit consists of one share of Alteon common stock and one warrant to purchase one share of Alteon common stock, comprising a total of approximately 9,500,000 shares of Alteon common stock and warrants to purchase approximately 9,500,000 shares of Alteon common stock. The Units were sold at a price of $0.15 per Unit, and the warrants are exercisable for a period of five years, commencing six months from the date of issuance, at an exercise price of $0.1875 per share. Rodman & Renshaw, LLC served as placement agent in the transaction and received a 6% placement fee which was paid in Units. In connection with this offering, certain warrants previously issued in 2000 (the “2000 Warrants”) were repriced from $1.00 to $0.15 per share pursuant to antidilution provisions connected to the warrants.

In April 2006, Alteon completed a private placement of Units, consisting of common stock and warrants, for gross proceeds of approximately $2,600,000. Each Unit consisted of one share of Alteon common stock and one warrant to purchase one share of Alteon common stock, comprising a total of 10,340,000 shares of Alteon common stock and warrants to purchase 10,340,000 shares of Alteon common stock. The Units were sold at a price of $0.25 per Unit, and the warrants will be exercisable for a period of five years commencing six months from the date of issue at a price of $0.30 per share. Rodman & Renshaw, LLC served as placement agent in the transaction and received a 6% placement fee that was paid in cash and warrants.

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stockholders’ Equity – (continued)

In January 2005, Alteon completed a public offering of 9,523,813 shares of common stock at $1.05 per share, which provided net proceeds of approximately $9,532,295. In connection with this offering, the Company issued a five-year warrant to purchase 312,381 shares of common stock at $1.37 per share.

In July 2004, Alteon completed a public offering of 8,000,000 shares of common stock at $1.00 per share, which provided net proceeds of $7,581,318. In connection with this offering, the Company issued a five-year warrant to purchase 272,500 shares of common stock at $1.30 per share. In connection with this offering, the 2000 Warrants were repriced from $1.75 to $1.00 per share pursuant to antidilution provisions connected to the warrants.

In October 2003, Alteon completed a public offering of 4,457,146 shares of common stock at $1.75 per share, which provided net proceeds of $7,772,331.

In July 2003, warrants for 87,462 shares of common stock were exercised in a “net” exercise transaction in which the exercise price was paid by cancellation of 29,989 shares of common stock issuable upon the exercise for a net issuance of 57,473 shares. The shares canceled in payment of the exercise were valued at the average of the closing prices on the American Stock Exchange for the 20 business days prior to the exercise of the warrants.

In March 2003, Alteon completed a public offering of 2,300,000 shares of common stock at $3.50 per share, which provided net proceeds of $7,655,945.

In connection with a 2000 offering of common stock, Alteon issued a seven-year warrant to purchase 1,133,636 shares of common stock of which 1,046,174 are outstanding as of December 31, 2006. In connection with subsequent offerings, the exercise price of 953,890 of the 2000 Warrants was adjusted to $0.15 per share, which could be adjusted further if Alteon sells common stock below $0.15 per share. The exercise price of 46,142 of the 2000 Warrants, which was adjusted to $2.92 per share, and 46,142 of the 2000 Warrants, which was adjusted to $2.93 per share, is not subject to further adjustment upon the sale of more common stock.

The following table summarizes the outstanding warrants:

Warrants Outstanding at December 31, 2006
Warrants	Exercise Price Per Warrant

9,990,533	0.1875
10,960,400	0.3000
312,381	1.3700
272,500	1.3000
953,890	0.1500
46,142	2.9300
46,142	2.9200
22,581,988

In December 1997, the Company and Genentech entered into a stock purchase agreement pursuant to which Genentech agreed to buy shares of common stock, Series G Preferred Stock and Series H Preferred Stock. In December 1997, Genentech purchased common stock and Series G Preferred Stock for an aggregate purchase price of $15,000,000. On July 27, 1998 and October 1, 1998, Genentech purchased $8,000,000 and $14,544,000, respectively, of Series H Preferred Stock. Prior to the merger with HaptoGuard, Series G Preferred Stock and Series H Preferred Stock dividends were payable quarterly in shares of preferred stock at a rate of 8.5% of the accumulated balance . Each share of Series G Preferred Stock and Series H Preferred Stock was convertible, upon 70 days’ prior written notice, into the number of shares of common stock determined by dividing $10,000 by the average of the closing sales price of the common stock, as reported on the American Stock Exchange, for the 20 business days immediately preceding the date of conversion. As of December 31, 2006, 2005 and 2004, respectively, $2,652,679, $4,486,336 and $4,135,145 of Preferred Stockholder dividends were recorded. As of December 31, 2006, the Series G and Series H Preferred Stock had been cancelled or converted into common stock as a result of the merger. The Series G and Series H Preferred Stock had no voting rights. (See Note 12 -Merger with HaptoGuard).

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stockholders’ Equity – (continued)

Stock Option Plan

In March 2005, the Company’s Board of Directors approved the adoption of a new stock plan, the “2005 Stock Plan.” Upon shareholder approval of the 2005 Stock Plan at the Company’s 2005 annual meeting, the two existing stock option plans were terminated. On July 19, 2006, the Company’s stockholders approved an amendment to the 2005 Stock Plan which was previously approved by the Company’s Board of Directors, providing for an increase in the number of shares available under the 2005 Stock Plan from 5,000,000 shares to 10,000,000 shares, an increase of 5,000,000 shares. The options have a maximum term of ten years and vest over a period to be determined by the Company’s Board of Directors (generally over a four-year period) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 2005 Stock Plan expires on April 19, 2015 or may be terminated at an earlier date by vote of the shareholders or the Board of Directors of the Company. Under the 2005 Stock Plan, the Company granted directors options to purchase in aggregate of 1,920,000 shares of common stock at an exercise price of $0.15 for the year ended December 31, 2006. In addition, under the 2005 stock plan, the Company assumed options related to HaptoGuard option holders (see Note 12 – Merger with HaptoGuard) in the amount of 2,816,800 shares of common stock at an exercise price of $0.16 in the year ended December 31, 2006.

The plan is administered by a committee of the Board of Directors, which may grant either non-qualified or incentive stock options. The committee determines the exercise price and vesting schedule at the time the option is granted. Options vest over a four-year period and expire 10 years from date of grant. Each option entitles the holder to purchase one share of common stock at the indicated exercise price. The plan also provides for certain antidilution and change in control rights, as defined.

The following table summarizes the activity in the Company’s stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 31, 2003	5,979,318	$2.93
Granted	1,663,409	1.09
Assumed	—	—
Exercised	(5,750)	0.09
Cancelled	(1,087,670)	4.39

Outstanding at December 31, 2004	6,549,307	$2.22
Granted	375,022	0.47
Assumed	—	—
Exercised	—	—
Cancelled	(437,664)	2.24

Outstanding at December 31, 2005	6,486,665	$2.12
Granted	1,920,000	0.16
Assumed	2,816,800	—
Exercised	—	—
Cancelled	(433,328)	2.46
Outstanding at December 31, 2006	10,790,137	$1.25	6.02	$—
Options exercisable at December 31, 2006	7,884,276	$1.65	4.87	$—
Weighted-average fair value of options granted during the year ended December 31, 2006	$0.14

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stockholders’ Equity – (continued)

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges:

	Year Ended December 31
	2006	2005	2004

Expected volatility	140.67%	135.55%	134.16%
Dividend yield	—	—	—
Expected term (in years)	6.51	3.54	4.07
Risk-free interest rate	4.63%	3.72%	3.34%

The fair values of options granted during the last three years are as follows:

	2006	2005	2004

Fair value of each option granted/assumed	$0.14	$0.39	$0.89
Total number of options granted/assumed	4,736,800	375,022	1,663,409
Total fair value of options granted/assumed	$663,152	$146,259	$1,480,434

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2006:

			Options Outstanding at December 31, 2006			Options Exercisable at December 31, 2006
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.150	–	$0.150	1,830,000	9.77	$0.1500	0	$0.0000
0.160	–	0.160	2,816,800	8.24	0.1600	1,740,939	0.1600
0.200	–	0.875	1,192,405	2.95	0.7592	1,192,405	0.7592
1.030	–	1.030	1,252,949	5.67	1.0300	1,252,949	1.0300
1.063	–	1.560	1,186,461	3.49	1.2815	1,186,461	1.2815
1.625	–	2.875	1,134,305	4.59	2.2920	1,134,305	2.2920
3.500	–	4.620	1,030,567	2.97	4.0503	1,030,567	4.0503
5.125	–	5.125	76,000	0.17	5.1250	76,000	5.1250
5.625	–	5.625	48,000	0.08	5.6250	48,000	5.6250
7.000	–	7.000	222,650	3.70	7.0000	222,650	7.0000
$0.200	–	$7.000	10,790,137	6.02	$1.2450	7,884,276	$1.6472

Expenses recorded for options granted to consultants totaled $5,122, $26,904 and $34,731 in 2006, 2005 and 2004, respectively.

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stockholders’ Equity – (continued)

Restricted Stock

The Company granted awards of restricted stock to its Board of Directors. The awards vest at various periods ranging from one to three years. There were 960,000 shares of restricted stock granted during the year ended December 31, 2006, of which 160,000 were forfeited. There were no restricted stock shares granted during the years ended December 31, 2005 and 2004. The Company recognized compensation cost of $17,995, which was recorded as general and administrative expense for the year ended December 31, 2006. There was no compensation expense for the years ended December 31, 2005 and 2004.

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2006	—	$—
Granted	960,000	$0.15
Vested	—	—
Forfeited	160,000	0.15
Nonvested at December 31, 2006	800,000	$0.15

As of December 31, 2006, there was $102,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.55 years. The total fair value of shares vested during the year ended December 31, 2006 was $0.

Note 10 — Savings and Retirement Plan

The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. In 1998, the Company began making discretionary contributions at a rate of 25% of an employee’s contribution up to a maximum of 5% of the employee’s base salary, as defined. The Company made contributions of $15,835, $50,703 and $62,641 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 11 — Income Taxes

The components of the deferred tax assets and the valuation allowance are as follows:

	December 31,
	2006	2005

Net operating loss carryforwards	$60,500,000	$57,600,000
Research and development credits	8,400,000	8,600,000
Capitalized research and development expenses	12,800,000	13,800,000
Other temporary differences	500,000	100,000
Gross deferred tax assets	82,200,000	80,100,000
Valuation allowance	(82,200,000)	(80,100,000)
Net deferred tax assets	$—	$—

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes – (continued)

The effective tax rate varied from the statutory rate, as follows:

	December 31,
	2006	2005	2004

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax rate (net of federal)	(6.0)%	(6.0)%	(6.0)%
In-process research and development	26.0%	—%	—%
Expiration of fully reserved state net operating loss carryforwards	4.0%	—%	—%
Other	(2.0)%	—%	—%
Certain nondeductible expenses	—%	0.1%	0.1%
Effect of net operating loss carryforwards and valuation allowance	12.0%	37.4%	37.2%
Effective tax rate	—%	(2.5)%	(2.7)%

At December 31, 2006, the Company had available federal net operating loss carryforwards of $168,536,821, which expire in the years 2007 through 2026 and state net operating loss carryforwards of $53,824,491, which expire in the years 2007 through 2013. In addition, the Company has federal research and development tax credit carryforwards of $6,717,647 and state research and development tax credit carryforwards of $1,683,419. The amount of federal net operating loss and research and development tax credit carryforwards that can be utilized in any one period are limited by federal income tax regulations if a cumulative change in ownership of more than 50% occurs within a three-year period which management believes has occurred.

Given the Company’s history of incurring operating losses, management believes that it is unlikely that any of the deferred tax assets will be recoverable. As a result, a valuation allowance equal to the gross deferred tax assets was established. The valuation allowance increased by $2,100,000, $1,500,000 and $4,700,000 in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, the Company sold $0, $4,077,000 and $3,456,000, respectively, of its state net operating loss carryforwards and $0, $0 and $123,000, respectively, of its state research and development tax credit carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program, or the Program. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale of the Company’s carryforwards and credits in 2006, 2005 and 2004 were $0, $327,000, and $386,000, respectively, and such amounts were recorded as a tax benefit in the statements of operations. Due to the uncertainty at any time as to the Company’s ability to effectuate the sale of Alteon’s available New Jersey state net operating losses, and since the Company has no control or influence over the Program, the benefits are recorded once the agreement with the counterparty is signed and the sale is approved by the State.

Note 12 — Merger with HaptoGuard, Inc.

On April 19, 2006, the Company (“Alteon”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Alteon Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Alteon (“Merger Sub”), HaptoGuard, Inc., a Delaware corporation (“HaptoGuard”), and Genentech, Inc., a Delaware corporation (“Genentech”). The Merger Agreement provided that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merge with and into HaptoGuard, with HaptoGuard becoming the surviving corporation (the “Surviving Corporation”) and a wholly-owned subsidiary of Alteon (the “Merger”). On July 19, 2006, Alteon’s shareholders approved the Merger and on July 21, 2006, the Merger was completed.

The Merger of the two companies was structured as an acquisition by Alteon. Under the terms of the Merger Agreement, HaptoGuard shareholders received a total of 37.4 million shares of Alteon common stock. As an additional part of the merger, a portion of existing shares of Alteon preferred stock held by Genentech was converted into 13,492,349 shares of Alteon common stock.

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Merger with HaptoGuard, Inc. – (continued)

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

The acquisition of HaptoGuard has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method, assets acquired and liabilities assumed by the Company are recorded at their estimated fair values and the results of operations of the acquired company are consolidated with those of the Company from the date of acquisition.

The excess purchase price paid by the Company to acquire the net assets of HaptoGuard was allocated to acquired in-process research and development totaling $11,379,348. As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN4”), the Company recorded a charge in its statements of operations for the year ended December 31, 2006 for the in-process research and development. Alteon and HaptoGuard have complementary product platforms in cardiovascular diseases, diabetes and other inflammatory diseases, including two Phase 2 clinical-stage compounds focused on cardiovascular diseases in diabetic patients. Results of operations of HaptoGuard are included in the consolidated financial statements since July 21, 2006.

A summary of the allocation of the purchase price, including acquisition costs of $1,758,928 is as follows:

Assets purchased:
Cash	$7,804
Prepaid expenses and other current assets	25,839
Property and equipment	4,462
Acquired in-process research and development	11,379,348
Total	11,417,453
Liabilities assumed:
Accounts payable and accrued expenses	623,467
Net purchase price	$10,793,986
Common stock and other equity consideration issued	9,035,058
Acquisition costs incurred	$1,758,928

The following unaudited pro forma financial information presents the consolidated results of operations of the Company and HaptoGuard, as if the acquisition had occurred on January 1, 2006 and January 1, 2005 instead of July 21, 2006, after giving effect to certain adjustments, including the issuance of the Company’s common stock as part of the purchase price. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during these periods.

	Year ended December 31,
	2006	2005

Net loss	$(18,735,530)	$(25,648,502)
Weighted average number of common shares outstanding	119,459,521	108,530,669
Loss per common share – basic and fully diluted	$(0.16)	$(0.24)

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Merger with HaptoGuard, Inc. – (continued)

The pro forma financial information for the years ended December 31, 2006 and 2005 include a one-time non-recurring acquired in-process research and development charge of $11,379,348.

Note 13 — Subsequent Event

Note and Warrant Financing

On January 11, 2007, the Company entered into a Note and Warrant Purchase Agreement (the “Agreement”) with institutional investors (the “Buyers” and together with the Company, the “Parties”). Pursuant to the terms and subject to the conditions contained in the Agreement, the Company issued and sold to the Buyers $3,000,000 principal amount of senior convertible secured promissory notes (the “Notes”). Each Note accrues interest at a rate of 8% per annum and the principal and interest on the Note are due and payable, if not converted, on May 31, 2007. The Notes will automatically be converted into any security that is issued by the Company to the Buyers and other potential investors in connection with a proposed private preferred stock and warrant financing of up to $20 million that is currently being negotiated. The closing of any such additional financing, which the Company anticipates will be done at a discount from the market price, will be subject to the satisfaction of various conditions, including stockholder approval. In addition, at the option of the Buyers, the Notes may be converted into any security that is sold by the Company in any other financing on or prior to May 31, 2007. If the Notes have not been repaid or converted prior to May 31, 2007, the Company will be obligated to repay the outstanding principal amount plus any accrued but unpaid interest as well as (i) an additional $1,000,000 and (ii) fifteen percent (15%) of any amount received from financing, sale or licensing transactions completed prior to June 30, 2008, subject to a cap of $2,000,000 in the aggregate. Finally, at the option of the Buyers, unless otherwise converted, the Notes may be converted into shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), at a price equal to the closing price of the Common Stock on January 11, 2007. The Buyers may, at their option, demand that we repay the outstanding principal amount of the Notes plus any accrued but unpaid interest if (i) we fail to make any payments under the Notes; (ii) we breach any representation, warranty, covenant or agreement in the Agreement; (iii) we fail to pay any Indebtedness (as defined in the Agreement) when due in the aggregate amount of $500,000 or greater at any one time; (iv) a final judgment for the payment of money aggregating in excess of $500,000 is rendered against us and such judgment is not discharged within 60 days; (v) we are dissolved, become insolvent or make an assignment for the benefit of creditors; (vi) any petition for relief under bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, liquidation or dissolution is filed or commenced against us or (vii) any trustee or receiver is appointed for us or any of our property, a meeting of creditors is convened or a committee of creditors is appointed for, or any petition for any relief under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, liquidation or dissolution is filed or commenced against us and is not dismissed within 120 days.

In connection with the Agreement, the Company also issued to the Buyers warrants to purchase 25,734,453 shares of the Company’s Common Stock for a period of five years commencing on January 11, 2007 at an exercise price of $0.01 per share (the “Warrants”). The Warrants will be exercisable starting as of May 31, 2007, unless the Notes are converted prior to such date, in which case the Warrants will expire. The Company estimated the value of the warrants using the Black-Scholes model at approximately $3,660,000.

In connection with the note and warrant financing, the Company anticipates recognizing a significant amount of non-cash, and potentially cash, interest expense in the first and second quarters of 2007.

Contemporaneously with the execution and delivery of the Agreement and the issuance by the Company to the Buyers of the Notes and the Warrants, the Parties executed (i) a Security and Guaranty Agreement (the “Security Agreement”), pursuant to which the Company and its wholly owned subsidiary HaptoGuard agreed to provide to the Buyers a first priority security interest in certain Collateral (as this term is defined in the Security Agreement) to secure our obligations under the Agreement and the Notes, and (ii) an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company and its wholly owned subsidiary HaptoGuard agreed to provide to Buyer a first priority security interest in certain IP Collateral (as this term is

ALTEON INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Subsequent Event – (continued)

defined in the Intellectual Property Security Agreements) to secure the Company’s obligations under the Agreement and the Notes. The Security Agreement and the security interest in certain Collateral terminate upon the conversion of the Notes.

Contemporaneously with the execution and delivery of the Agreement, the Parties entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company has agreed to file a registration statement with the United States Securities and Exchange Commission for the resale of the shares of common stock underlying the warrants and the Notes sold in the private placement by April 30, 2007. Failure to file the registration statement in a timely manner will result in payment by the Company to each investor of liquidated damages, subject to certain limitations set forth in the Registration Rights Agreement. Such liquidated damages are also payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the Registration Rights Agreement.

In addition, in connection with the execution and delivery of the Agreement, the Company amended its Amended and Restated Stockholder Rights Agreement, dated as of July 27, 2005 (the “Rights Agreement”), to provide that the Buyers would not be deemed Acquiring Persons (as defined in the Rights Agreement) and that the purchase of the notes and warrants by the Buyers would not be deemed to trigger a Stock Acquisition Date or a Distribution Date each as defined in the Rights Agreement.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger by and among Alteon Inc., Alteon Merger Sub, Inc., HaptoGuard, Inc. and Genentech, Inc., dated as of April 19, 2006. (Incorporated by reference to Annex A to the Company’s Schedule 14A filed on June 22, 2006, SEC File Number 000-16043.)

3.1	Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q filed on November 10, 1999, SEC File Number 000-19529.)
3.2

Certificate of the Voting Powers, Designations, Preference and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series F Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, SEC File Number 001-16043.)

3.3

Certificate of Retirement of Alteon Inc., dated September 10, 2000. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q filed on November 10, 1999, SEC File Number 000-19529.)

3.4

Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 000-19529.)

3.5

Certificate of Amendment of Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 10-Q filed on August 14, 1998, SEC File Number 000-19529.)

3.6

Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 000-19529.)

3.7

Amended Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 10-Q filed on August 14, 1998, SEC File Number 000-19529.)

3.8

Certificate of Retirement of Alteon Inc., dated November 20, 2000. (Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, SEC File Number 001-16043.)

3.9

Certificate of Amendment to Restated Certificate of Incorporation of Alteon Inc., dated June 7, 2001. (Incorporated by reference to Exhibit 3.8 to the Company’s Report on Form 10-Q filed on August 14, 2001, SEC File Number 001-16043.)

3.10	By-laws, as amended. (Incorporated by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, SEC File Number 001-16043.)
3.11

Certificate of Amendment to Restated Certificate of Incorporation of Alteon Inc., dated September 17, 2004. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q filed on November 9, 2004, SEC File Number 001-16043.)

3.12

Amended Certificate of Designations of Series G Preferred Stock of Alteon Inc., dated October 6, 2004. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q filed on November 9, 2004, SEC File Number 001-16043.)

3.13

Amended Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions or Series F Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Report on Form 10-Q filed on August 9, 2005, SEC File Number 001-16043.)

3.14

Certificate of Amendment to Restated Certificate of Incorporation of Alteon Inc., dated October 24, 2005. (Incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File Number 001-16043.)

3.15

Certificate of Amendment to the Corrected Certificate of Designations of Series G Preferred Stock of Alteon Inc., dated July 20, 2006. (Incorporated by reference to Exhibit 3.14 to the Company’s Registration Statement on Form S-8 filed on September 5, 2006, SEC File Number 333-137115.)

3.16

Certificate of Amendment to the Corrected Certificate of Designations of Series H Preferred Stock of Alteon Inc., dated July 20, 2006. (Incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-8 filed on September 5, 2006, SEC File Number 333-137115.)

Exhibit No.	Description of Exhibit

4.1

Stockholders’ Rights Agreement between Alteon Inc. and Registrar and Transfer Company, as Rights Agent, dated as of July 27, 1995. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, SEC File Number 001-16043.)

4.2

Amendment to Stockholders’ Rights Agreement between Alteon Inc. and Registrar and Transfer Company, as Rights Agent, dated as of April 24, 1997. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

4.3

Registration Rights Agreement between Alteon Inc. and the investors named on the signature page thereof, dated as of April 24, 1997. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

4.4	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)
4.5

Amendment to Stockholders’ Rights Agreement between Alteon Inc. and Registrar and Transfer Company, as Rights Agent, dated as of December 1, 1997. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 1997, SEC File Number 000-19529.)

4.6	Registration Rights Agreement, dated September 29, 2000. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)
4.7	Form of Series 1 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)
4.8	Form of Series 2 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)
4.9

Notice of Appointment of The American Stock Transfer & Trust Company as successor Rights Agent, dated August 29, 2002, pursuant to Stockholders’ Rights Agreement, dated as of July 27, 1995. (Incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 10-Q filed on November 13, 2002, SEC File Number 001-16043.)

4.10

Form of Common Stock Purchase Warrant, dated July 2, 2004. (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File Number 000-16043.)

4.11

Form of Common Stock Purchase Warrant, dated January 5, 2005. (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File Number 000-16043.)

4.12

Amended and Restated Stockholder Rights Agreement between Alteon Inc. and American Stock Transfer & Trust Company as Rights Agent, dated as of July 27, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed on July 27, 2005, SEC File Number 001-16043.)

4.13

Registration Rights Agreement by and between Alteon Inc. and the Purchasers named therein, dated as of April 19, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed on May 31, 2006, SEC File No. 333-134584.)

4.14

Form of Common Stock Purchase Warrant issued to Investors pursuant to the Securities Purchase Agreement by and between Alteon Inc. and the Purchasers named therein, dated as of April 19, 2006. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-3 filed on May 31, 2006, SEC File No. 333-134584.)

4.15

Registration Rights Agreement by and between Alteon Inc. and the Purchasers named therein, dated as of September 13, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2006, SEC File No. 001-16043.)

4.16

Form of Common Stock Purchase Warrant issued to Investors pursuant to the Securities Purchase Agreement by and between the Company and the Purchasers named therein, dated as of September 13, 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2006, SEC File No. 001-16043.)

4.17

Registration Rights Agreement among Alteon Inc. and the Purchasers named therein, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

Exhibit No.	Description of Exhibit

4.18

Form of Senior Convertible Secured Promissory Note issued to Lenders pursuant to the Note and Warrant Purchase Agreement, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

4.19

Form of Common Stock Purchase Warrant issued to Lenders pursuant to the Note and Warrant Purchase Agreement, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

10.1†	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 000-19529.)
10.2†	Amended 1995 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File Number 001-16043.)
10.3

Form of Employee’s or Consultant’s Invention Assignment, Confidential Information and Non-Competition Agreement executed by all key employees and consultants as employed or retained from time to time. (Incorporated by Reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, SEC File Number 33-42574, which became effective on November 1, 1991.)

10.4†

Alteon Inc. Change in Control Severance Benefits Plan. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, SEC File Number 001-16043.)

10.5

Preferred Stock Investment Agreement between Alteon Inc. and the investors named on the signature page thereof, dated as of April 24, 1997. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

10.6

Common Stock and Warrants Purchase Agreement among Alteon Inc. and EGM Medical Technology Fund, L.P., EGM Technology Offshore Fund, Narragansett I, L.P., Narragansett Offshore, Ltd., S.A.C. Capital Associates, LLC, SDS Merchant Fund, LP and Herriot Tabuteau, dated as of September 29, 2000. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

10.7

Stock Purchase Agreement between Alteon Inc. and the Purchasers named therein, dated January 4, 2002. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2002, SEC File Number 001-16043.)

10.8

Stock Purchase Agreement between Alteon Inc. and the Purchasers named therein, dated December 20, 2002. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2002, SEC File Number 001-16043.)

10.9	Stock Purchase Agreement, dated October 15, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2003, SEC File Number 001-16043.)
10.10

Amendment to Stock Purchase Agreement, dated October 24, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2003, SEC File Number 001-16043.)

10.11*†	Alteon Inc. Description of Director Compensation Arrangements.
10.12*†	Alteon Inc. Description of Executive Officer Compensation Arrangements.
10.13	Alteon Inc. 2005 Stock Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current
10.14	Form of Employee’s Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005, SEC File Number 001-16043.)
10.15†	Form of Director’s Formula Award Non-Qualified Stock Option Grant Agreement. (Incorporated by SEC File Number 001-16043.)
10.16	Form of Consultant’s Non-Qualified Stock Option Grant Agreement. (Incorporated by reference to
10.17	Notice of Option Acceleration. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File Number 001-16043.)

Exhibit No.	Description of Exhibit

10.18†

Alteon Inc. Severance Plan and Summary Plan Description. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC File Number 001-16043.)

10.19	Voting Agreement by and between the stockholders named therein, HaptoGuard, Inc. and Alteon Inc.,
10.20†

Employment Agreement between HaptoGuard, Inc. and Noah Berkowitz, dated March 1, 2005. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 25, 2006, SEC File Number 000-16043.)

10.21†	Alteon Inc. Stock Plan as amended on July 19, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on September 5, 2006, SEC File Number
10.22

Securities Purchase Agreement among Alteon Inc. and each Purchaser identified on the signature pages thereto, dated as of September 13, 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2006, SEC File No. 001-16043.)

10.23

Convertible Note and Warrant Purchase Agreement among Alteon Inc. and each Lender identified on the signature pages thereto, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

10.24

Security and Guaranty Agreement by and between Alteon Inc., HaptoGuard, Inc., and Baker Bros Advisors, LLC, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

10.25

Intellectual Property Security Agreement by and between Alteon Inc., HaptoGuard, Inc., and Baker Bros Advisors, LLC, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

10.26

Amendment No. 1 to Stockholder Rights Agreement by and between Alteon Inc. and American Stock Transfer & Trust Company, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

10.27

Lease Agreement by and between Alteon Inc. and DS Montvale, LLC, dated as of January 19, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007, SEC File No. 001-16043.)

23.1*	Consent of J.H. Cohn LLP.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

——————

*

Filed herewith.

†

Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) to this Form 10-K.