Form 10-K/A
period 2006-12-31
ALTEON INC /DE
filed 2007-04-30
CIK 878903

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
incorporation or organization)

221 W. Grand Avenue, Montvale, New Jersey 07645
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

At April 30, 2007, 129,318,858 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

Documents Incorporated By Reference

None.

TABLE OF CONTENTS

EXPLANATORY NOTE	Page
Part III
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11. Executive Compensation	4
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13. Certain Relationships and Related Transactions, and Director Independence	21
Item 14. Principal Accounting Fees and Services	21
Part IV
Item 15. Exhibits, Financial Statement Schedules.	23
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO

EXPLANATORY NOTE

Alteon Inc. (“Alteon” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 22, 2007, for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II of the Form 10-K. This amendment changes the Annual Report on Form 10-K only by including information required by Part III (Items 10, 11, 12, 13 and 14). Part IV is also being amended to update the Exhibit Index and to add new certifications in accordance with Rule 13a - 14 under the Exchange Act.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Pursuant to our Restated Certificate of Incorporation, our Board of Directors is divided into three classes, each of which serves a term of three years. Class A consists of Mr. Moore and Ms. Breslow, whose term will expire at our upcoming annual meeting. Class B consists of Dr. Berkowitz, whose term will expire at the annual meeting of stockholders in 2008. Class C consists of Ms. Tanner and Mr. Yetter, whose terms will expire at the annual meeting of stockholders in 2009.

Following the closing of the financing described in our Preliminary Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2007, for so long as the purchasers in the financing who held convertible promissory notes that were converted into shares of Series B Preferred Stock at the closing of the financing hold fifty percent of the shares purchased at the closing of the financing, such purchasers will have the right, but not the obligation, to designate two directors to our Board of Directors. Promptly following written notice by such purchasers of their election to exercise the designation right, and only if there are more than five directors then serving on the Board of Directors, the Board of Directors shall use its commercially reasonable efforts to cause two of its then-current members to resign their positions in order to create vacant seats for the purchaser designees.

The current Board of Directors, including the nominees for election at the annual meeting, is comprised of the following persons:

		Served as a
Name	Age	Director Since	Positions with Alteon

Noah Berkowitz, M.D., Ph.D.	43	2006	President, Chief Executive Officer and Director
Marilyn G. Breslow*	62	1988	Director
Thomas A. Moore*	56	2001	Director
Mary C. Tanner	56	2006	Director
Wayne Yetter	61	2006	Director

* Ms. Breslow and Mr. Moore have decided not to stand for re-election to the Board of Directors at the 2007 annual meeting.

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the American Stock Exchange: Ms. Breslow, Mr. Moore, Ms. Tanner and Mr. Yetter.

The principal occupations and business experience, for at least the past five years, of each director are as follows:

Noah Berkowitz, M.D., Ph.D., the Company’s President and Chief Executive Officer, joined the Company following its merger with HaptoGuard in July 2006. Dr. Berkowitz earned his B.A., M.D., and Ph.D. from Columbia University and trained at the National Cancer Institute in medical oncology. Prior to founding HaptoGuard in 2004, he was a consultant to a variety of biotechnology companies in Israel, including Predix Pharmaceuticals, IDGene and Teva. He was previously Vice President of Clinical Development at IMPATH Inc., a NASDAQ-traded, “cancer information company” where he co-developed a division, IMPATH Predictive Oncology, focused on biopharmaceutical partnerships supporting the discovery and development of cancer-related, targeted diagnostics and therapeutics. Prior to IMPATH, Dr. Berkowitz was the founder of Physician Choice Inc., a contract research organization specializing in pharmacoeconomics and outcomes.

Mary C. Tanner has served as a director of the Company since July 2006. Ms. Tanner is a Principal and founder of Life Sciences Partners, a healthcare advisory and investment firm. Previously, from 2000 to 2004, she was Senior Managing Director at Bear Stearns & Co., and Senior Managing Director and head of the Life Sciences practice at Lehman Brothers, Inc. During her 25 year career on Wall Street, Ms. Tanner has worked on or supervised over 550 transactions with a total value of over $175 billion, including ten large pharmaceutical mergers. Ms. Tanner received her B.A. from Harvard University.

Wayne Yetter has served as a director of the Company since July 2006. Mr. Yetter has served as Chief Executive Officer of Verispan, LLC, a healthcare information company founded by Quintiles Transnational Corp. and McKesson Corp, since September 2005. From November 2004 through September 2005, Mr. Yetter served as President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc. to assist Odyssey’s parent, PLIVA d.d., implement its strategy to exit the proprietary pharmaceutical business. After serving in Vietnam, Mr. Yetter began his career in the pharmaceuticals industry in 1970 as a sales representative for Pfizer. From Pfizer, he joined Merck & Co in 1977, where he led the Marketing Operations Group and then became President of the Asia Pacific region before starting the new company, Astra Merck, in 1991 as President and CEO. Mr. Yetter then joined Novartis Pharmaceuticals in 1997, where he was President and CEO of the U.S. pharmaceutical business. In 1999, he joined IMS and later led its spinout company, Synavant, where he was Chairman and CEO for three years before the company merged with Dendrite International in 2003. Following the merger, Mr. Yetter founded and has acted as principal of BioPharm Advisory LLC since September 2003. Mr. Yetter was formerly Chairman of the Board for Transkaryotic Therapies Inc., which was acquired by Shire Pharmaceuticals in 2005. Mr. Yetter received his B.A. in Biology from the Wilkes University, and his M.B.A. from Bryant University.

Committees of the Board of Directors and Meetings

The Board of Directors has a Compensation Committee, which reviews incentive compensation for employees of and consultants to Alteon, as well as salaries and incentive compensation of executive officers. In 2006, the Compensation Committee was comprised of Alan J. Dalby, Thomas A. Moore, George M. Naimark, Ph.D., and Wayne P. Yetter.

The Board of Directors has a Nominating Committee, which reviews the qualifications of candidates and proposes nominees to serve as directors on our Board of Directors and nominees for membership on Board committees. In 2006, the Nominating Committee was comprised of Edwin D. Bransome, Jr., M.D., David K. McCurdy, Thomas A. Moore and Wayne P. Yetter.

The Board of Directors has an Audit Committee, which oversees the accounting and financial reporting processes and the audits of our financial statements. In 2006, the Audit Committee was comprised of Edwin D. Bransome, Jr., Marilyn G. Breslow, David K. McCurdy, Thomas A. Moore, Mark Novitch, M.D. and Mary Tanner.

During 2006, Edwin D. Bransome, Jr., M.D., Alan J. Dalby, George M. Naimark, Ph.D., and each resigned from our Board of Directors.

All of the current members of the Compensation Committee, the Nominating Committee and the Audit Committee, are independent, as such term is defined by Section 121.A of the American Stock Exchange listing standards. The Board of Directors does not currently have an “audit committee financial expert,” within the meaning of applicable regulations of the Securities and Exchange Commission, serving on its Audit Committee. The Board of Directors believes that one or more members of the Audit Committee satisfy the financial sophistication requirement of the American Stock Exchange and are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements; (ii) assessing the application of GAAP in connection with our accounting for estimates, accruals and reserves; (iii) analyzing and evaluating our financial statements; (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that these members may not have obtained these attributes through the experience specified in the Securities and Exchange Commission’s rules with respect to audit committee financial experts, and therefore, may not qualify to serve in that role.

Please see the Compensation Committee Report and Compensation Discussion and Analysis set forth elsewhere in this document for a discussion about the processes and procedures adopted by the Compensation Committee for the consideration and determination of executive and director compensation.

The Audit Committee held 8 meetings, the Compensation Committee held 4 meetings and the Nominating Committee held no meetings during the year ended December 31, 2006. There were 22 meetings of the Board of Directors in 2006. Each of the incumbent directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the year ended December 31, 2006 and (ii) the total number of meetings held by all committees of the Board on which he or she served during the year ended December 31, 2006, except for Mr. Alan J. Dalby, who attended 1 of the 9 meetings of the Board and committees of the Board held until his resignation in July 2006. The Board has adopted a written charter for the Audit Committee, the Compensation Committee and the Nominating Committee. These written charters are available on our website at www.alteon.com.

Director Nomination Process

The Nominating Committee reviews the qualifications of candidates and proposes nominees to serve as directors on our Board of Directors and nominees for membership on Board committees. It is the Nominating Committee’s policy to consider potential candidates for Board membership recommended by its members, management, stockholders and others. The Nominating Committee has not established any specific minimum qualifications that must be met for a recommendation for a position on the Board of Directors. Instead, the Nominating Committee conducts appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates for nomination to the Board of Directors giving due consideration to such criteria, including without limitation, diversity, experience, skill set and the ability to act on behalf of stockholders, as it believes appropriate and in the best interests of Alteon and its stockholders. All potential director candidates are evaluated based upon the same criteria, and the Nominating Committee makes no distinction in its evaluation of candidates based upon whether such candidates are recommended by stockholders or others. Once the evaluation is complete, the Nominating Committee recommends the nominees to the Board of Directors, which makes the final determination. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2008 annual meeting of stockholders using the procedures set forth in our amended and restated by-laws, it must follow the procedures described in “Advance Notice of Stockholder Nominees for Director and Other Stockholder Proposals” set forth in our amended and restated by-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating Committee, it should follow the procedures set forth in Appendix B, “Procedures for Shareholders Submitting Nominating Recommendations,” to our Nominating Committee Charter, which is available on our website at www.alteon.com.

Stockholder Communications to the Board

Stockholders and other parties interested in communicating directly with the Chairman or with the Board of Directors as a group may do so by writing to Chairman, Alteon Inc., 221 West Grand Avenue, Suite 200, Montvale, New Jersey 07645. All correspondence received by Alteon and addressed to the Chairman is forwarded directly to the Board of Directors.

Director Attendance at Annual Meeting

Our incumbent Directors, except for Ms. Tanner and Mr. Yetter, attended our annual meeting of stockholders in 2006. Ms. Tanner and Mr. Yetter were not serving on our Board of Directors at the time of our 2006 annual meeting. Each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the stockholders, the Board and committees of which he or she is a member.

Executive Officers

The following table sets forth certain information regarding our executive officer who is not also a director. We have employment agreements with Noah Berkowitz, M.D., Ph.D., and Malcolm MacNab, M.D., Ph.D., the terms of which are described elsewhere in this document.

Name	Age	Position

Malcolm W. MacNab, M.D., Ph.D.	60	Vice President, Clinical Development

Dr. MacNab has served as our Vice President, Clinical Development since July 2006. Dr. MacNab received his M.D. and Ph.D. in vascular pharmacology from Temple University in Philadelphia, and received post-graduate training in Internal Medicine and Hematology at the Medical College of Pennsylvania. Prior to joining Alteon, from 2004 to 2006, Dr. MacNab served as Vice President, Clinical Development of HaptoGuard and Vice President of Cardiovascular and Metabolism Clinical Development and Medical Affairs at Novartis, where he was instrumental in the development, approval and marketing of Diovan, an angiotensin receptor blocker used for the treatment of hypertension and heart failure, and Lotrel, a combination product for the treatment of hypertension. Prior to Novartis, Dr. MacNab was Vice President in Cardiovascular Development at CIBA Pharmaceuticals.

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

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions in our equity securities during fiscal year 2006.

CODE OF BUSINESS CONDUCT AND ETHICS

Alteon has adopted a code of business conduct and ethics that applies to all of its employees, including its chief executive officer and chief financial and accounting officers. The text of the code of business conduct and ethics is posted on Alteon’s website at www.alteon.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to Alteon’s directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the American Stock Exchange, Inc.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

We have developed and implemented compensation policies, plans and programs which (1) provide a total compensation package that is intended to be competitive with the compensation arrangements used by our peer companies within the biotechnology industry, in order to enable us to attract and retain high-caliber executive personnel, and (2) seek to align the financial interests of our employees with those of our stockholders by relying heavily on long-term incentive compensation, in the form of stock options, for which the number of shares to be granted is based on performance. To achieve these objectives, the Compensation Committee of our Board of Directors has implemented compensation plans that tie a portion of executive officers’ overall compensation to meeting specific research, clinical, regulatory and operational goals. Because we believe the performance of every employee is important to our success, we are mindful of the effect our executive compensation and incentive programs have on all of our employees.

Our management develops our compensation plans by analyzing publicly-available compensation data for national and regional companies in the biotechnology and pharmaceutical industries that are at a similar size and stage of development as we are. We believe that the practices of this group of companies provide us with appropriate compensation benchmarks because these companies have similar organizational structures and tend to compete with us for executives and other key personnel in the clinical, financial and administrative areas, among others. As part of the process of benchmarking executive compensation, we review biopharmaceutical companies that have specified criteria that we believe will give us the most accurate comparison, including market capitalization, revenue and location of offices. Specifically, we conducted an analysis of proxy statement information for comparable companies meeting the following criteria: “Biopharmaceutical company, market capitalization of in a range of $20 million to $200 million, little or no revenue and located on either the East or West Coast.” Approximately 30 companies met these criteria. Information on executive compensation from each of these companies was gathered from their individual proxy statements and outlined for comparison. The information gathered included annual base salary, annual cash bonus, and other annual compensation and stock option grants. At the time at which our analysis was conducted, our market capitalization was greater than $20 million. It has since been reduced due to a decrease in our price per share.

Based on an analysis of the data gathered, the average points of the data are calculated and a comparison of our executive officers’ total compensation package, including long-term stock options, is made. We believe that analyzing the compensation packages of companies with whom we compete for talent enables us to create compensation packages that are fair and competitive to attract and retain top talent. We have engaged an experienced consultant to help us analyze these data and to compare our compensation programs with the practices of the companies represented in the compensation data we review.

Based on management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to bring base salaries and total executive compensation in line with approximately the 50th percentile of the companies in our industry with a similar market capitalization, financial status and geographic location, represented in the compensation data we review.

We work within the framework of a pay-for-performance philosophy to determine each component of an executive officer’s initial and ongoing compensation package based on numerous factors, including:

➢	the individual’s particular background and circumstances, including prior relevant work experience and depth of experience;

➢	the individual’s role with us and the compensation paid to persons with similar roles and responsibilities in the companies represented in the compensation data that we have reviewed;

➢	the demand for individuals with the individual’s specific expertise and experience at the time of hire; performance goals and other expectations for the position;

➢	comparison to other executives within our company having similar levels of expertise and experience; and uniqueness of industry skills.

The Compensation Committee of our Board of Directors also has implemented an annual performance management program, under which annual performance goals are determined and set forth in writing at the beginning of each calendar year for the corporation as a whole and each individual employee. Annual corporate goals are proposed by management and approved by the Compensation Committee and set during the first quarter of each calendar year. These corporate goals target the achievement of specific research, clinical, regulatory and operational milestones. Annual individual goals focus on contributions that are expected to facilitate the achievement of the corporate goals and are set during the first quarter of each calendar year. The Chief Executive Officer establishes the individual goals for the executive officers who directly report to him. The Chief Executive Officer’s individual goals are approved by the Compensation Committee. With respect to non-executive employees, individual goals are proposed by the individual’s direct supervisor. Annual salary increases, annual cash bonuses and annual stock option awards granted to employees are tied to the achievement of these corporate and each individual’s performance goals.

At the end of each calendar year, we evaluate corporate and individual performance against the written goals for the recently completed year. Consistent with our compensation philosophy, the supervisor prepares a written evaluation of the employee’s performance, and receives input from other employees. The employee then has the opportunity to evaluate him or herself. The supervisor and employee meet to review and discuss the evaluation, with an emphasis on clear and strong communication by both parties. This process leads to a recommendation for annual employee salary increases, annual stock option awards and bonuses, if any, which are then reviewed and approved by the Compensation Committee. The Chief Executive Officer prepares written evaluations of the other executive officers and gives such executive officers the opportunity to complete a written self-evaluation. Both parties then meet to discuss the evaluations. The Chief Executive Officer then submits recommendations to the Compensation Committee for salary increases, stock option awards and bonuses, if any. With respect to the Chief Executive Officer, corporate and individual goals for the upcoming year are established by the Compensation Committee. The Chief Executive Officer’s individual performance evaluation is conducted by the Compensation Committee, which determines his compensation adjustments and awards. The performance review process begins in October and concludes at the December meeting of our Board of Directors. For all employees, including our executive officers, annual base salary increases, annual stock option awards and annual cash bonuses, to the extent granted, are implemented during the fourth quarter of the calendar year.

Compensation Components

The primary components of executive compensation include base salary and long-term equity incentives in the form of stock options. We primarily rely on long-term incentive compensation, in the form of stock options, to motivate the executive officers and other employees. This allows us to retain cash for research and development projects.

Executive officers also are eligible to earn an annual cash incentive award, the amount of which is based upon (1) the position level of the executive officer, and (2) the attainment of specific individual non-financial performance objectives. The Committee sets these performance objectives at the beginning of the fiscal year.

The components of our compensation package are as follows:

Base Salary

Base salaries for our executive officers are established based on the scope of their responsibilities, their prior relevant background and depth of experience, taking into account competitive market compensation paid by companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, we believe that executive officers’ base salaries should generally target the average, or 50%, calculation of the range of salaries for executives in similar positions and responsibilities in the companies of similar market capitalization, financial status, and geographic location to us represented in the compensation data we review. An executive officer’s base salary also is evaluated together with other components of the executive officer’s compensation to ensure that the executive officer’s total compensation is in line with our overall compensation philosophy.

The Chief Executive Officer is responsible for developing the annual salary plan for our other executive officers. This plan is presented for review and approval by the Compensation Committee. The compensation packages of comparable companies are evaluated to determine whether and to what extent that compensation is comparable to the present compensation packages of the executive officers. Taking into account this analysis and the above factors, the Chief Executive Officer is able to make a qualified decision regarding any increases to the executive officer’s compensation. Other executive officers are responsible only for the compensation decisions of the non-executive employees who directly report to them.

The same criteria are used by the Compensation Committee in deciding the Chief Executive Officer’s compensation. Data from comparable companies’ chief executive officers is evaluated, along with factors such as level of responsibility, depth of experience, achievement of goals and expected future contributions, before making a final decision on the Chief Executive Officer’s compensation package. Our Chief Executive Officer’s compensation is governed in part by the employment agreement that he has entered into with us, which we assumed as part of the merger that we engaged in with HaptoGuard in July 2006. Under that agreement, Dr. Berkowitz is entitled to a base salary of $264,000 per year.

Base salaries are reviewed annually as part of our performance management program and increased for merit reasons, based on the executive officer’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. If necessary, we also realign base salaries with market levels for the same positions in the companies of similar market capitalization, financial status, and geographic location to us represented in the compensation data we review, if we identify significant market changes in our data analysis. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive officer’s role or responsibilities. The factors used for setting compensation and decision making are the same factors used to evaluate whether an executive officer’s compensation should be increased or decreased.

Annual Cash Bonus

Our compensation program provides executive officers with the opportunity to earn an annual cash incentive award, the amount of which is based upon (1) the position level of the executive officer, and (2) the attainment of specific individual non-financial performance objectives. The Compensation Committee sets these performance objectives at the beginning of the fiscal year. Currently, executive officers and certain senior non-executive employees may be eligible for annual performance-based cash bonuses in amounts ranging from 15%-35% of their base salaries, as set forth in their employment offer letters. In its discretion, the Compensation Committee may, however, award bonus payments to our executive officers above or below the amounts specified in their respective offer letters, depending on the achievement by the executive officers of performance goals as set and determined by the Committee. As provided in his employment agreement, our Chief Executive Officer is eligible for an annual performance-based bonus of up to 35% of his annual base salary, the specific amount of which, if any, will be determined by the Board of Directors or the Compensation Committee in their sole discretion.

Stock Options

Initial Stock Option Awards

Executive officers who join us are awarded initial stock option grants. These grants have an exercise price equal to the fair market value of our common stock on the day the grant is approved by the Compensation Committee and a four-year vesting schedule with 25% of the shares vesting on the first anniversary of the date of hire and annually thereafter for the next three years. All options granted to employees follow this vesting schedule. The amount of the initial stock option award is determined based on the executive’s position with us and analysis of the competitive practices of companies of similar market capitalization, financial status, and geographic location to us represented in the compensation data we review with the goal of creating a total compensation package for new employees that is competitive with other similarly situated biotechnology companies and that we believe will enable us to attract high quality people.

Annual and Periodic Stock Option Awards

Our practice is to make annual stock option awards part of our overall performance management program. We intend that the annual aggregate value of these awards will be set near competitive median levels for companies represented in the compensation data we review. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of the executive officer’s compensation is conducted when determining annual equity awards to ensure that an executive officer’s total compensation conforms to our overall philosophy and objectives.

The Compensation Committee may also, in its discretion, grant periodic option awards to our executive officers if it deems such awards to be warranted as a result of extraordinary service or achievements. For example, on November 1, 2006, Dr. Malcolm MacNab was granted an option to purchase 1,000,000 shares of our common stock in recognition of his significant contributions in developing plans and strategy to support our clinical research projects during the 2006 fiscal year, as well as to target ownership of 1.5% of the Company. This was the only option grant made by us to one of our executive officers during the 2006 fiscal year.

In determining the size of stock option grants to individual executives, the Compensation Committee determines the type, amount, grant date and vesting schedule for all grants of stock options to executive officers. The Compensation Committee considers a number of factors, including the level of an executive officer’s job responsibilities, the executive officer’s past performance, the size and frequency of grants by comparable companies, the executive officer’s salary level, the need to provide an incentive for the purpose of retaining qualified personnel in light of our current conditions and prospects, the size of any prior grants, and the achievement of designated milestones by the executive officer.

All stock grants to executive officers, except the Chief Executive Officer, are proposed by the Chief Executive Officer to the Compensation Committee for approval. All proposals of stock option grants to the Chief Executive Officer are made and approved by our Compensation Committee. The terms of the initial stock option grants to executive officers were incorporated into their employment agreements.

Other Compensation

Our executive officers receive the same benefit package as our other employees, which includes medical, dental, long-term disability, life insurance and a 401(k) plan with an employer contribution that matches 25% of the employee’s contribution, up to 5% of his or her base salary.

Perquisites for executive officers are limited to an annual car allowance that only the Chief Executive Officer is eligible to receive in an amount of up to $1,000 per month. Our Board of Directors and Compensation Committee believe that these payments are appropriate as the Chief Executive Officer is required to travel frequently in the conduct of significant business activities on our behalf.

Termination Based Compensation

Severance

Noah Berkowitz, M.D., Ph.D.
President and Chief Executive Officer

Upon termination of employment, our Chief Executive Officer is entitled to receive severance payments under his employment agreement. In determining whether to approve and in setting the terms of severance arrangements, the Compensation Committee recognizes that executive officers, especially highly ranked executive officers, often face challenges securing new employment following termination. Our Chief Executive Officer’s employment agreement provides for salary and benefits for 12 months from the date of termination if his employment is terminated without cause. In addition, the monthly vesting of his options shall continue for an additional 12 months from such termination date. The Compensation Committee approved the severance package based on the continuation of the employment agreement that was assumed upon the merger with HaptoGuard, Inc.

Malcolm MacNab, M.D., Ph.D.
Vice President, Clinical Development

Upon termination of employment, Dr. MacNab is not entitled to receive severance under his employment agreement. Dr. MacNab may exercise those options which have vested up to 90 days following his termination.

Kenneth I. Moch
Former President and Chief Executive Officer

We entered into a three-year amended and restated employment agreement with Kenneth I. Moch, dated as of December 15, 2004. At meetings of our Board of Directors held on November 4, 2005 and December 7, 2005, the Board agreed that Mr. Moch should also be paid an amount equal to six months of his then-current annual salary upon the closing of a strategic transaction or liquidation, in a manner that was designed to maximize the tax benefit to Mr. Moch and us. Under the terms of an amended and restated employment agreement, Mr. Moch served as our Chief Executive Officer and was entitled to an annual salary for the 2006 fiscal year of $382,454 and a bonus of up to $150,000. Mr. Moch resigned as our President and Chief Executive Officer on July 21, 2006, as a result of our merger with HaptoGuard, Inc. In connection with his resignation, Mr. Moch received a lump sum payment of $863,159, which represented 30 months of his annual base salary under his employment agreement and change of control arrangements. See “—Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.

Judith S. Hedstrom
Former Chief Operating Officer

We entered into a three-year amended and restated employment agreement with Judith S. Hedstrom, dated as of February 11, 2005. At meetings of our Board of Directors held on November 4, 2005 and December 7, 2005, the Board confirmed that Ms. Hedstrom would receive an amount equal to one year of her then-current annual salary if she was terminated without cause prior to a change in control transaction. Further, the Board agreed to offer her a consulting contract for three months following her termination, under which she would be available to us for up to 15 days during that period. Ms. Hedstrom’s compensation under this agreement was an extension of her right, set forth in her employment agreement, to exercise her stock options for a two-year period commencing on April 30, 2006. The Board also agreed that she would remain entitled to receive benefits allocated to her under the Change in Control Severance Plan (discussed below) upon a change in control. Ms. Hedstrom resigned as our Chief Operating Officer on January 31, 2006. In connection with her resignation, Ms. Hedstrom received a lump sum payment of $294,088 on January 31, 2006 pursuant to her employment agreement and received a lump sum payment of $293,202 on July 21, 2006, in connection with her change of control arrangements as a result of our merger with HaptoGuard, Inc. See “—Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.

Severance and Change in Control Arrangements

In February 1996, we adopted the Alteon Inc. Change in Control Severance Benefits Plan (“Change in Control Severance Plan”) to protect and retain qualified employees and to encourage their full attention, free from distractions caused by personal uncertainties and risks in the event of a pending or threatened change in control. The Change in Control Severance Plan provided for severance benefits to certain employees upon certain terminations of employment after or in connection with a change in control as defined in the Change in Control Severance Plan. Following a qualifying termination that occurred as a result of a change in control, our executive officers would be entitled to continuation of (1) their base salary for a period of 24 months, and (2) all benefit programs and plans providing for health and insurance benefits for a period of up to 18 months. In addition, upon a change in control, all outstanding unexercisable stock options held by certain employees that were participants in the Change in Control Severance Plan would become exercisable. The Change in Control Severance Plan was terminated in November 2005. However, as described above, such provisions remained in effect for Mr. Moch and Ms. Hedstrom pursuant to the terms of their employment agreements.

Acceleration of Vesting of Stock Option Awards

Pursuant to our stock option agreement with Dr. MacNab, in the event of a change in control, as defined in his agreement, any portion of Dr. MacNab’s options which are not vested and exercisable, shall vest and become exercisable immediately prior to a change in control. See “—Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.

Conclusion

We believe that to attract, motivate and retain high-performing executives a competitive base salary and stock option package are necessary for top performance and attainment of long-term goals. We believe that our compensation policies are designed to accomplish these goals and to ultimately reward our key personnel for outstanding individual and corporate performance.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2006 to (1) our Chief Executive Officer, (2) our Vice President of Clinical Development, (3) our former Chief Executive Officer and (4) two other former executive officers who earned more than $100,000 during the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Noah Berkowitz, M.D., Ph.D.	2006	240,000		54,000	(1)	—		3,558(2)		297,558
President and Chief Executive Officer

Malcolm W. MacNab, M.D., Ph.D.	2006	240,000		36,000	(3)	58,206	(4)	—		334,206
Vice President, Clinical Development

Kenneth I. Moch	2006	230,934	(5)	—		—		883,863	(6)	1,114,797
Former President and Chief Executive Officer

Judith S. Hedstrom	2006	40,761	(7)	—		—		604,190	(8)	644,951
Former Chief Operating Officer

Mary Phelan	2006	68,785(9)		28,000	(10)	—		—		96,785
Former Director of Finance and Financial Reporting
——————
(1) Represents a cash bonus for performance during the fiscal year ended December 31, 2006, which was paid in 2007.

(2) Represents an expense for a car allowance.

(3) Represents a cash bonus for performance during the fiscal year ended December 31, 2006, which was paid in 2007.

(4) Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), of awards pursuant to the stock option program. Assumptions used in the calculations of this amount are included in Note 9 - Stockholders’ Equity to our audited consolidated financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2007.

(5) Mr. Moch resigned as our President and Chief Executive Officer on July 21, 2006.

(6) Represents (i) a lump sum payment of $863,159 representing 30 months of Mr. Moch’s annual base salary under his employment agreement and change in control arrangements paid on July 21, 2006, as a result of our merger with HaptoGuard, Inc., (ii) COBRA coverage in the amount of $10,200, (iii) car allowance of $5,504, and (iv) matching 401(k) contribution of $5,000.

(7) Ms. Hedstrom resigned as our Chief Operating Officer on January 31, 2006.

(8) Represents (i) a lump sum payment of $294,088 paid on January 31, 2006 under Ms. Hedstrom’s employment agreement, (ii) a lump sum payment of $293,202 paid on July 21, 2006 under Ms. Hedstrom’s change in control arrangements, as a result of our merger with HaptoGuard, Inc., (iii) COBRA coverage in the amount of $11,900, and (iv) matching 401(k) contribution of $5,000.

(9) Ms. Phelan resigned from her position with us on May 31, 2006.

(10) Represents a retention bonus.

2006 Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2006 to each of the executive officers named in the Summary Compensation Table.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards (2)

Noah Berkowitz, M.D., Ph.D.	—	—	—	—
President and Chief Executive Officer

Malcolm W. MacNab, M.D., Ph.D.	11/1/2006	1,000,000(3)	0.15	$142,100
Vice President, Clinical Development

Kenneth I. Moch	—	—	—	—
Former President and Chief Executive Officer

Judith S. Hedstrom	—	—	—	—
Former Chief Operating Officer

Mary Phelan	—	—	—	—
Former Director of Finance and Financial Reporting
——————
(1) The Company’s 2005 Stock Option Plan as amended on July 19, 2006 provides that the exercise price shall be determined by using the fair market value of the Company’s common stock, which is defined under the 2005 Stock Option Plan as the closing price of the Company’s common stock on the date of grant, as determined by our board of directors.

(2) Represents the grant date fair value in accordance with FAS 123(R). Assumptions used in this calculation are included in Note 9 - Stockholders’ Equity to our audited consolidated financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2007.

(3) Represents annual stock option grant as part of annual compensation for performance during 2006.

Employment Agreements

Noah Berkowitz, M.D., Ph.D.
President and Chief Executive Officer

On February 1, 2007, we entered into an amendment to Dr. Berkowitz’s Employment Agreement dated March 1, 2005. Pursuant to the amendment, Dr. Berkowitz is entitled to receive an annual base salary of $264,000. He is also eligible to receive an annual cash bonus in an amount up to 35% of his annual base salary, based upon the achievement of certain milestones and objectives. The percentage amount associated with each of these milestones will be established in the first quarter of the year by the Compensation Committee. Dr. Berkowitz also receives a car allowance in the amount of $1,000 per month.

Dr. Berkowitz is entitled to certain benefits in connection with a termination of his employment or a change in control discussed below under “—Potential Payments Upon Termination of Change in Control.”

Malcolm MacNab, M.D., Ph.D.
Vice President, Clinical Development

The Board of Directors has amended Dr. MacNab’s Employment Agreement dated February 7, 2005. Pursuant to this amendment, Dr. MacNab is entitled to receive an annual base salary of $240,000, and in lieu of an increase in base salary, we are obligated to pay travel expenses to our offices in New Jersey from his home in Massachusetts. He is also eligible to receive an annual cash bonus in an amount up to 14% of his annual base salary. One-half of his bonus is dependent on the achievement of corporate milestones and one-half of his bonus is dependent on the achievement of individual milestones. The annual milestones, as well as the specified percentage of the total bonus of each specific milestone, shall be established by the Chief Executive Officer and/or the Board of Directors.

On November 1, 2006, Dr. MacNab received 1,000,000 shares of common stock subject to options which was based on targeting 1.5% ownership of the Company on a fully diluted basis. The fair value of this award using the Black-Scholes model is $142,100. These options will vest and become exercisable in four equal annual installments commencing on January 1, 2007 until fully vested.

Dr. MacNab is entitled to certain benefits in a change in control discussed below under “—Potential Payments Upon Termination of Change in Control.”

Kenneth I. Moch
Former President and Chief Executive Officer

On December 15, 2004, we entered into an Amended and Restated Employment Agreement with Mr. Moch. The term of the Employment Agreement was for a period of three years, terminating on December 31, 2007. As our President and Chief Executive Officer, Mr. Moch was entitled to receive an annual base salary of $382,454 and an annual bonus amount of up to $150,000 dependent on the attainment of stated goals and objectives by the Compensation Committee.

Mr. Moch resigned as our President and Chief Executive Officer on July 21, 2006, as a result of our merger with HaptoGuard, Inc. According to Mr. Moch’s Employment Agreement, because he was terminated without cause prior to the termination of his Employment Agreement, he was entitled to a base salary amount equal to his then current annual salary in equal installments over a 12-month period. In addition, we entered into a consulting agreement with him for a period of 12 months for an annual consulting fee equal to one-half of his annual salary at the time of his termination of employment. In addition, we amended the terms of his stock option grant agreements to provide that all options which are vested on the effective date of the termination of his employment are exercisable until the earlier of the expiration date set forth in the stock option grant agreement (without regard to the effect of the termination of his employment on the term of the option) or the second anniversary of the effective date of his resignation from the Board of Directors. After resigning from our Board of Directors, Mr. Moch provided strategic advisory services to the Company, focused, in particular on financing activities, for which he was paid an aggregate of $60,000 in the first and second quarters of 2007.

Mr. Moch is entitled to certain benefits in connection with a termination of his employment or a change in control discussed below under “—Potential Payments Upon Termination of Change in Control.”

Judith S. Hedstrom
Former Chief Operating Officer

On February 11, 2005, we entered into an Amended and Restated Employment Agreement with Ms. Hedstrom. The term of the Employment Agreement was for a period of three years, terminating on February 11, 2008. As the Company’s Chief Operating Officer, Ms. Hedstrom was entitled to receive an annual base salary of $300,000 and an annual bonus amount of up to $75,000 dependent on the attainment of stated goals and objectives by the Compensation Committee.

Ms. Hedstrom resigned as Chief Operating Officer on January 31, 2006. Pursuant to Ms. Hedstrom’s Employment Agreement, because she was terminated without cause prior to the termination of the Employment Agreement, she was entitled to receive her base salary amount equal to her then current annual salary in equal installment over a twelve-month period. For a period of 18 months following the effective date of the termination of employment, we will provide her with all health, dental and hospital insurance benefits to which she is entitled under the federal law, without cost, as long as reasonable comparable coverage is not provided to her by another person or entity with which she has commenced employment. In addition, we amended the terms of her stock option grant agreements to provide that all options which are vested on the effective date of the termination of her employment are exercisable until the earlier of the expiration date set forth in the stock option grant agreement (without regard to the effect of the termination of her employment on the term of the option) or the second anniversary of the effective date of the termination of her employment.

Ms. Hedstrom is entitled to certain benefits in connection with a termination of her employment or a change in control discussed below under “—Potential Payments Upon Termination of Change in Control.”

In addition to provisions in the above-described agreements requiring each individual to maintain the confidentiality of our information and assign inventions to us, the above named executive officers have agreed that during the terms of their agreements and for one year thereafter, they will not compete with us by engaging in any capacity in any business that is competitive with our business.

401(k) Plan

We have a tax-qualified employee savings and retirement plan (the “401(k) Plan”) covering all of our employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was $15,000 in 2006, and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan does not require that we make additional matching contributions to the 401(k) Plan on behalf of participants in the 401(k) Plan. However, in 1998, we began making discretionary contributions at a rate of 25% of employee contributions up to a maximum of 5% of their base salary. Contributions by employees to the 401(k) Plan and income earned on such contributions are not taxable to employees until the contributions are withdrawn from the 401(k) Plan. The Trustees under the 401(k) Plan invest the assets of the 401(k) Plan at the direction of each participant.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2006, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Noah Berkowitz, M.D., Ph.D.	—	—		—	—
President and Chief Executive Officer

Malcolm W. MacNab, M.D., Ph.D.	—	1,000,000	(1)	0.15	11/1/2016
Vice President, Clinical Development	528,150	528,150	(2)	0.16	2/07/2015

Kenneth I. Moch	—	—		—	—
Former President and Chief Executive Officer

Judith S. Hedstrom	—	—		—	—
Former Chief Operating Officer

Mary Phelan	—	—		—	—
Former Director of Finance and Financial Reporting
——————
(1) The options will vest and become exercisable in four equal annual installments commencing on January 1, 2007 until fully vested.

(2) The option vested and will continue to vest semi-annually over three years commencing on February 7, 2005.

Option Exercises and Stock Vested

There were no exercises of stock options held by the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2006.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any qualified or non-qualified defined benefit plans.

Potential Payments upon Termination or Change-In-Control

Noah Berkowitz, M.D., Ph.D.,
President and Chief Executive Officer

The employment agreement with Dr. Berkowitz provides for two types of terminations:

➢
“Termination of Employment by the Company.” In the event that Dr. Berkowitz is terminated due to “Disability,” we are obligated to pay his salary and benefits for 12 months following the date of termination in equal, monthly installments. For a termination constituting “Cause,” we are obligated to pay only his accrued and unpaid salary and benefits through the date of such termination. All unvested options on the termination date will be cancelled. In the event of a termination “Without Cause” is determined by a majority vote by the Board of Directors, Dr. Berkowitz is entitled to receive his salary and benefits for a period of 12 months after the termination date. In addition, the monthly vesting of his options shall continue for an additional 12 months from the termination date. If Dr. Berkowitz had been terminated under the above circumstance on December 31, 2006, he would have been eligible to receive an aggregate of approximately $242,400, which in inclusive of his annual salary and life insurance premium benefit.

➢
“Termination of Employment by the Executive.” Dr. Berkowitz may choose to resign from his position for “Good Reason.” Events that qualify as “Good Reason” include (i) a change in his title or responsibilities, (ii) our failure to provide executive salary or benefits, or (iii) the relocation of our primary office to a location, or the requirement to perform a majority of his duties at any location to which the commute time exceeds one hour and fifteen minutes. If Dr. Berkowitz elects to terminate his employment due to event (i) or (ii), we are obligated to pay his salary and benefits for a period of 12 months after the termination date. The monthly vesting of his options shall continue for an additional 12 months from the termination date. If he elects to terminate his employment due to event (iii), we would be obligated to pay his salary and benefits for a period of six months after the termination date. If Dr. Berkowitz had been terminated under the above circumstance on December 31, 2006, he would have been eligible to receive an aggregate of approximately $121,200, which in inclusive of six months of salary and life insurance premium benefit. The monthly vesting of his options shall continue for an additional six months from the termination date.

If Dr. Berkowitz elects to terminate his employment for any other reason than those stated above, his employment agreement will terminate immediately and he would receive the accrued and unpaid salary benefits through the date of such termination.

Malcolm MacNab, M.D., Ph.D.,
Vice President, Clinical Development

Pursuant to our Stock Option Grant Agreement with Dr. MacNab dated November 1, 2006, upon a change in control, any portion of Dr. MacNab’s options, which are not vested and exercisable, shall vest and become exercisable immediately prior to a change in control. As defined in the Stock Option Grant Agreement, a change in control shall be deemed to occur if (i) we are merged with or into or consolidated with another corporation or other entity under circumstances where our stockholders immediately prior to such merger or consolidation do not own after such merger or consolidation shares representing at least 50% of the voting power of us or the surviving or resulting corporation or other entity, as the case may be, or (ii) we are liquidated, sell or otherwise dispose of substantially all of our assets to another corporation or entity, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of our common stock other than pursuant to a plan or arrangement entered into by such person and us or otherwise approved by our Board of Directors, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority of the Board unless the election or nomination for election by our stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. If Dr. MacNab had been terminated under the above circumstance on December 31, 2006, he would have been eligible to purchase 2,056,300 shares of common stock subject to options.

Kenneth I. Moch, Former President and Chief Executive Officer
Judith S. Hedstrom, Former Chief Operating Officer

In February 1996, we adopted the Alteon Inc. Change in Control Severance Benefits Plan (the “Change in Control Severance Plan”) to protect and retain qualified employees and to encourage their full attention, free from distractions caused by personal uncertainties and risks in the event of a pending or threatened change in control. The Change in Control Severance Plan provides for severance benefits to certain employees upon certain terminations of employment after or in connection with a change in control as defined in the Change in Control Severance Plan. Following a qualifying termination that occurs as a result of a change in control, our executive officers would be entitled to continuation of (i) their base salary for a period of 24 months, and (ii) all benefit programs and plans providing for health and insurance benefits for a period of up to 18 months. In addition, upon a change in control, all outstanding unexercisable stock options held by certain employees that are participants in the Change in Control Severance Plan would become exercisable. The Change in Control Severance Plan was terminated in November 2005. However, such provisions remained in effect for Mr. Moch and Ms. Hedstrom pursuant to the terms of their employment agreements.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2006 to each of our directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Total ($)

Noah Berkowitz, M.D., Ph.D.(3)	—	—	—		—
Edwin Bransome, M.D.(4)	$9,000	—	—		$9,000
Marilyn Breslow(5)	$20,000	$3,573	$2,708		$26,281
Alan Dalby(6)	$3,500	—	—		$3,500
David K. McCurdy(7)	$6,500	—	—		$6,500
Kenneth I. Moch(8)	$7,000	$3,616	$2,708		$13,324
Thomas A. Moore(9)	$19,000	$3,616	$2,708		$25,324
George Naimark, Ph.D.(10)	$17,500	—	$2,708		$20,208
Mark Novitch, M.D.(11)	$8,000	—	—		$8,000
Mary C. Tanner	$11,500	$3,573	$21,121	(12)	$36,194
Wayne Yetter(13)	$9,000	$3,573	$2,708		$15,281
——————
(1) Represents the closing price of our common stock on the American Stock Exchange on July 19, 2006, for 160,000 shares granted in the form of restricted stock on July 19, 2006 to each non-employee director, the grant date fair value of which was $24,000, in accordance with FAS 123(R). Assumptions used in the calculation are included in Note 9 - Stockholders’ Equity to our audited consolidated financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2007.

(2) Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), the grant date fair value of which was $12,526. Assumptions used in the calculation are included in Note 9 - Stockholders’ Equity to our audited consolidated financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2007.

(3) Dr. Berkowitz, our President and Chief Executive Officer, receives no compensation for his services as Director.

(4) Dr. Bransome resigned effective July 19, 2006. As of December 31, 2006, there are outstanding options to purchase 120,000 shares of common stock issued to Dr. Bransome.

(5) As of December 31, 2006, there are outstanding 160,000 shares of restricted stock and options to purchase 244,867 shares of common stock issued to Ms. Breslow.

(6) Mr. Dalby resigned effective July 19, 2006. As of December 31, 2006, there are outstanding options to purchase 142,400 shares of common stock issued to Mr. Dalby.

(7) Mr. McCurdy resigned effective July 19, 2006. As of December 31, 2006, there are outstanding options to purchase 166,067 shares of common stock issued to Mr. McCurdy.

(8) Mr. Moch resigned effective February 5, 2007. As of December 31, 2006, there are outstanding 160,000 shares of restricted stock and options to purchase 2,792,000 shares of common stock issued to Mr. Moch.

(9) As of December 31, 2006, there are outstanding 160,000 shares of restricted stock and options to purchase 185,000 shares of common stock issued to Mr. Moore.

(10) Dr. Naimark resigned effective November 17, 2006. As of December 31, 2006, there are outstanding options to purchase 133,337 shares of common stock issued to Dr. Naimark.

(11) Dr. Novitch resigned effective July 19, 2006. As of December 31, 2006, there are outstanding options to purchase 416,067 shares of common stock issued to Dr. Novitch.

(12) Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), the grant date fair value of which was $79,394. Assumptions used in the calculation are included in Note 9 - Stockholders’ Equity to our audited consolidated financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2007. As of December 31, 2006, there are outstanding 160,000 shares of restricted stock and options to purchase 1,271,300 shares of common stock issued to Ms. Tanner.

(13) As of December 31, 2006, there are outstanding 160,000 shares of restricted stock and options to purchase 442,100 shares of common stock issued to Mr. Yetter.

Director Compensation Policy

All of our Board of Directors are reimbursed for their expenses for each Board meeting attended. Directors who are not also compensated as our employees receive $1,500 per Board meeting attended in person and $1,000 for each Board meeting attended by telephone.

Pursuant to Alteon 2005 Stock Plan, as amended on July 19, 2006, non-employee directors also receive, upon the date of their election or re-election to the Board and on the dates of the next two annual meetings of stockholders (subject to their continued service on the Board of Directors), a stock option to purchase 20,000 shares of our common stock (subject to adjustment if they received stock options upon appointment to the Board between annual meetings of stockholders to fill a vacancy or newly created directorship) at an exercise price equal to the fair market value of our common stock on the date of grant. Each of these options will vest and become exercisable upon completion of one full year of service and shall have a term of ten years regardless of whether the director ceases to be a director.

Pursuant to the Annual Meeting of Stockholders held on July 19, 2006, each member of the Board of Directors received a stock option to purchase 70,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of grant which will vest and become exercisable over a period of three years in three annual installments of 23,000, 23,000 and 24,000 options, respectively, until fully vested, each on the anniversary of the date of grant.

In addition, each member of the Board of Directors also received 160,000 shares of our common stock with a lapsing repurchase right and annual vesting over three years on the anniversary of the grant date until fully vested at a purchase price equal to the fair market value on the date of grant.

The Chairman of the Audit Committee receives $1,000 per meeting attended and the other members of the Audit Committee receive $250 per meeting attended.

Indemnification; Directors’ and Officers’ Insurance

The Delaware General Corporation Law authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. Our restated certificate of incorporation and restated bylaws limit the liability of our directors to the fullest extent permitted by Delaware law.

We have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act of 1933, as amended (the “Securities Act”). Our restated certificate of incorporation and restated bylaws also provide that we will indemnify any of our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in a legal proceeding of any nature. We will repay certain expenses incurred by a director or officer in connection with any civil or criminal action or proceeding, specifically including actions by us or in our name (derivative suits). Such indemnifiable expenses include, to the maximum extent permitted by law, attorneys’ fees, judgments, civil or criminal fines, settlement amounts and other expenses customarily incurred in connection with legal proceedings. A director or officer will not receive indemnification if he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, our best interest. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

Such limitation of liability and indemnification does not affect the availability of equitable remedies. In addition, we have been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is therefore unenforceable.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Compensation Committee Interlocks and Insider Participation

The persons who served as members of the Compensation Committee of the Board of Directors during 2006 were Alan J. Dalby, Edwin D. Bransome, Jr., M.D., Marilyn G. Breslow, David K. McCurdy, Thomas A. Moore, George M. Naimark, Ph.D., Mark Novitch, M.D and Wayne Y. Yetter. None of the members of the Compensation Committee was an officer, former officer or employee of ours or had any relationship with us that requires disclosure under Item 404 of the Securities and Exchange Commission’s Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this document, with our management. Based on this review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to our Form 10-K.

Compensation Committee

Wayne Yetter
Thomas A. Moore
.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2007, except as otherwise set forth below, by (i) each person who is known by us to own beneficially more than 5% of the common stock, (ii) each director, (iii) each named executive officer and (iv) all current directors and named executive officers as a group. Unless otherwise indicated, the address for each director and executive officer listed is 221 West Grand Avenue, Suite 200, Montvale, NJ 07645.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

Genentech, Inc. 1 DNA Way South San Francisco, CA 94080-4990	14,290,663		11%

Noah Berkowitz, M.D., Ph.D.	8,931,700		7%
Noah C. Berkowitz Family Trust	6,337,800	(3)	5%
Marilyn G. Breslow	154,867	(4)	*
Thomas A. Moore	119,000	(5)	*
Malcolm MacNab, M.D., Ph.D.	704,200	(6)	1%
Mary C. Tanner	6,980,754	(7)	6%
Wayne P. Yetter	541,060	(8)	*
All current directors and officers as a group (6 persons)	17,431,581	(9)	14%
——————
*Less than one percent

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

(2) Applicable percentage of ownership is based on 129,318,858 shares of common stock outstanding.

(3) Dr. Berkowitz’s wife is the trustee and has the power to vote and dispose of the shares. Dr. Berkowitz disclaims beneficial ownership of the shares.

(4) Includes 154,867 shares of common stock subject to options that were exercisable as of March 31, 2007.

(5) Includes 24,000 shares of common stock held directly by Mr. Moore and 95,000 shares of common stock subject to options which were exercisable as of March 31, 2007.

(6) Includes 704,200 shares of common stock subject to options that were exercisable as of March 31, 2007.

(7) Includes 5,212,146 shares of common stock held directly by Ms. Tanner and 1,768,608 shares of common stock subject to options and warrants which were exercisable as of March 31, 2007.

(8) Includes 306,327 shares of common stock Mr. Yetter and 234,733 shares of common stock subject to options that were exercisable as of March 31, 2007.

(9) Includes 14,474,173 shares of common stock held directly by all current officers and directors and 2,957,408 shares of common stock subject to options and warrants which were exercisable as of March 31, 2007.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants	Weighted-Average Exercise Price of Outstanding Options, Warrants and Right	Number of Securities Remaining Available For Future Issuance Under Existing Equity Compensation Plans

Equity compensation plans approved by security holders(1)	10,790,137	$1.25	5,186,200
Equity compensation plans not approved by security holders	—	—	—
Total	10,790,137	$1.25	5,186,200
——————
(1) These plans consist of our Amended and Restated 1987 Stock Option Plan, our Amended 1995 Stock Option Plan and our 2005 Stock Plan as amended on July 19, 2006.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Audit Committee reviews and approves, in advance, all related party transactions.

In a private placement conducted in September 2006, Ms. Tanner, a member of our Board of Directors, purchased 800,333 shares of our common stock and warrants to purchase 800,333 shares of our common stock that are exercisable beginning six months after September 13, 2006 for a period of five years for $0.1875 per share, at an aggregate purchase price of $120,050. Such transaction was approved by our entire Board of Directors.

Director Independence

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the American Stock Exchange: Ms. Breslow, Mr. Moore, Ms. Tanner and Mr. Yetter.

Item 14.  Principal Accountant Fees and Services.

J.H. Cohn served as our independent registered public accounting firm for the fiscal years ended December 31, 2006, December 31, 2005, and December 31, 2004.

If the stockholders do not ratify the decision to appoint J.H. Cohn, the Audit Committee may reconsider its selection. The affirmative vote of a majority of the shares voted at the annual meeting is required for ratification.

Representatives of J.H. Cohn are expected to be present at the annual meeting to respond to appropriate questions from our stockholders. They will be given the opportunity to make a statement if they wish to do so.

The following table summarizes the fees paid or payable to J.H. Cohn for services rendered for the fiscal year ended December 31, 2006:

Type of Fees	Fiscal Year Ended December 31, 2006

Audit Fees	$97,925
Audit-Related Fees	46,142
Tax Fees	—
All Other Fees	—
Total Fees	$144,067

The following table summarizes the fees paid or payable to J.H. Cohn for services rendered for the fiscal year ended December 31, 2005:

Type of Fees	Fiscal Year Ended December 31, 2005

Audit Fees	$288,966	*
Audit-Related Fees	7,150
Tax Fees	—
All Other Fees	—
Total Fees	$296,116

* 2005 Audit Fees to J.H. Cohn LLP included $196,239 for work related to the audit of our internal controls over financial reporting and related attestation to management’s report on the effectiveness of our internal controls over financial reporting which was required by Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2004.

Information set forth above under the caption “Audit Fees” relates to fees we paid the independent registered public accountants for professional services for the audit of our financial statements included in our Form 10-K, review of our financial statements included in our Forms 10-Q and for the issuance of comfort letters and/or consents in connection with registration statements. “Audit-Related Fees” are fees we paid for assurance and related services by the independent registered public accountants that are reasonably related to the performance of the audit or review of our financial statements, including special procedures required to meet certain regulatory requirements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in connection with annual financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  Consolidated Financial Statements.

   Our audited consolidated financial statements and the Report of Independent Registered Public Accounting Firms were filed as part of our original Annual Report on Form 10-K.

(b)  Exhibits.

The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2007.

ALTEON INC.
/s/ Noah Berkowitz
Noah Berkowitz, M.D., Ph.D.
Title President and Chief Executive Officer

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.17
Form of Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2007, SEC File No. 001-16043.)

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

4.6	Registration Rights Agreement, dated September 29, 2000. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

4.7	Form of Series 1 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

4.8	Form of Series 2 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

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

4.20
Amendment No. 1 to Stockholder Rights Agreement by and between Alteon Inc. and American Stock Transfer & Trust Company, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

4.21
Form of Registration Rights Agreement among Alteon Inc. and each Purchaser identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2007, SEC File No. 001-16043.)

4.22
Form of Preferred Stock Purchase Warrant to be issued to the Purchasers pursuant to the Series B Preferred Stock and Warrant Purchase Agreement, dated as of April 5, 2007. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2007, SEC File No. 001-16043.)

10.1	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number 000-19529.)

10.2	Amended 1995 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, SEC File Number 001-16043.)

10.3†
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

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.11
Alteon Inc. Description of Director Compensation Arrangements. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 22, 2007, SEC File Number 001-16043.)

10.12
Alteon Inc. Description of Executive Officer Compensation Arrangements. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 22, 2007, SEC File Number 001-16043.)

10.13†	Alteon Inc. 2005 Stock Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 6, 2005, SEC File Number 001-16043.)

10.14†	Form of Employee’s Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005, SEC File Number 001-16043.)

10.15
Form of Director’s Formula Award Non-Qualified Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005, SEC File Number 001-16043.)

10.16
Form of Consultant’s Non-Qualified Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005, SEC File Number 001-16043.)

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

10.19
Voting Agreement by and between the stockholders named therein, HaptoGuard, Inc. and Alteon Inc., dated as of April 19, 2006. (Incorporated by reference to Annex B to the Company’s Schedule 14A filed on June 22, 2006, SEC File Number 000-16043.)

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

10.22
Securities Purchase Agreement among Alteon Inc. and each Purchaser identified on the signature pages thereto, dated as of September 13, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2006, SEC File No. 001-16043.)

10.23
Convertible Note and Warrant Purchase Agreement among Alteon Inc. and each Lender identified on the signature pages thereto, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

10.24
Security & Guaranty Agreement by and between Alteon Inc., HaptoGuard, Inc., and Baker Bros Advisors, LLC, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.25
Intellectual Property Security Agreement by and between Alteon Inc., HaptoGuard, Inc., and Baker Bros Advisors, LLC., dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

10.26
Lease Agreement by and between Alteon Inc. and DS Montvale, LLC, dated as of January 19, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007, SEC File No. 001-16043.)

10.27†
Letter Amendment to Employment Agreement between HaptoGuard, Inc. and Noah Berkowitz, dated as of February 1, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2007, SEC File Number 000-16043.)

10.28
Waiver and Acknowledgement, dated as of March 30, 2007, by the Lenders identified in the Convertible Note and Warrant Purchase Agreement, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007, SEC File Number 000-16043.)

10.29
Series B Preferred Stock and Warrant Purchase Agreement among Alteon Inc. and each Purchaser identified on the signature pages thereto, dated as of April 5, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2007, SEC File No. 001-16043.)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

______________
*  Filed herewith.

†  Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) to this Form 10-K/A.