Form 10-Q
period 2007-03-31
ALTEON INC /DE
filed 2007-05-14
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-16043
 ALTEON INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3304550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 West Grand Avenue, Suite 200, Montvale, New Jersey 07645
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
Yes ☐  No  ☒

On May 1, 2007, 129,318,858 shares of the registrant’s Common Stock were outstanding.

ALTEON INC.

INDEX
Page
PART I - FINANCIAL INFORMATION
PART II - OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	24

SIGNATURES		25

INDEX TO EXHIBITS		26

PART I - FINANCIAL INFORMATION

ITEM l.  Condensed Consolidated Financial Statements (Unaudited).

ALTEON INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:

Cash and cash equivalents	$2,024,676	$1,478,780
Other current assets	440,398	314,156

Total current assets	2,465,074	1,792,936

Property and equipment, net	19,511	10,500
Other assets	694,085	501,889

Total assets	$3,178,670	$2,305,325

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable	$352,203	$809,492
Accrued expenses	490,709	253,022
Convertible note, net of unamortized debt discount of $1,307,143	1,692,857	—

Total liabilities	2,535,769	1,062,514

Stockholders' Equity:

Preferred stock, $0.01 par value; 1,993,329 shares authorized,
0 shares issued and outstanding at March 31, 2007 and
December 31, 2006	—	—

Common stock, $0.01 par value, 300,000,000 shares authorized, and 129,318,858 shares issued and outstanding,
at March 31, 2007 and December 31, 2006	1,293,189	1,293,189

Additional paid-in capital	246,161,519	243,095,483

Accumulated deficit	(246,811,807)	(243,145,861)

Total stockholders’ equity	642,901	1,242,811

Total liabilities and stockholders' equity	$3,178,670	$2,305,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTEON INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007		2006
Income:

Investment income		$36,360	$60,364

Total income		36,360	60,364

Expenses:

Research and development		467,180	449,840
General and administrative		1,229,544	1,231,851
Interest expense		2,005,582	—

Total expenses		3,702,306	1,681,691

Net loss		(3,665,946)	(1,621,327)

Preferred stock dividends		—	1,175,322

Net loss applicable to common stockholders		$(3,665,946)	$(2,796,649)

Net loss per common share:
Basic and diluted	$	(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted		129,318,858	57,996,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTEON INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2006	129,318,858	$1,293,189	$243,095,483	$(243,145,861)	$1,242,811
Net loss	—	—	—	(3,665,946)	(3,665,946)
Warrants issued and embedded conversion feature associated with debt financing	—	—	3,000,000	—	3,000,000
Stock-based compensation	—	—	41,036	—	41,036
Options issued for consulting services	—	—	2,732	—	2,732
Compensation costs related to restricted stock	—	—	22,268	—	22,268
Balance, March 31, 2007	129,318,858	$1,293,189	$246,161,519	$(246,811,807)	$642,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTEON INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,665,946)	$(1,621,327)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	41,036	—
Options issued for consulting services	2,732	—
Compensation costs related to restricted stock	22,268	—
Amortization of debt discount	1,692,857	—
Depreciation and amortization	260,549	14,473

Changes in operating assets and liabilities:
Other current assets	74,018	143,548
Non-current portion of other current assets and other assets	12,115	—
Accounts payable and accrued expenses	(368,887)	(448,566)

Net cash used in operating activities	(1,929,258)	(1,911,872)

Cash flows from investing activities:
Capital expenditures	(10,207)	—
Other assets	—	(201,916)

Net cash used in investing activities	(10,207)	(201,916)

Cash flows from financing activities:
Proceeds from debt financing	3,000,000	—
Deferred debt financing costs	(514,639)	—

Net cash provided by financing activities	2,485,361	—

Net increase(decrease) in cash and cash equivalents	545,896	(2,113,788)
Cash and cash equivalents, beginning of period	1,478,780	6,582,958

Cash and cash equivalents, end of period	$2,024,676	$4,469,170

Supplemental disclosure of cash flow information:
Accrual of deferred merger costs	$—	$93,000
Accrual of deferred financing costs	$149,285	$—
Warrants issued and embedded conversion feature associated
with debt financing	$3,000,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALTEON INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Alteon Inc. and its wholly owned subsidiary, HaptoGuard, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Adoption of New Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

The Company has sustained losses since inception which has generally resulted in a zero percent effective tax rate; hence the Company has not incurred any interest or penalties. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. At December 31, 2006, the Company had an $82.2 million deferred tax asset which was fully offset by a valuation allowance due to its history of losses.

In addition, the Company has net operating loss carryfowards (“NOLs”) that may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The Company is currently evaluating whether there are any changes in ownership that would limit the future use of its NOLs. The Company’s final evaluation of its tax positions taken in open tax years and ownership change limitations may result in a reduction of NOLs available for use in future years and the related fully reserved deferred tax asset. However, given the Company’s history of losses, the Company does not expect the result of this evaluation will have a material impact on its consolidated financial statements.

Note 2 - Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Alteon has incurred net losses since inception, has an accumulated deficit of $246,811,807 as of March 31, 2007, and expects to incur net losses, potentially greater than losses in prior years, for a number of years, assuming the Company is able to continue as a going concern, of which there can be no assurance.

The Company has financed its operations through proceeds from the sale of common and preferred equity securities, debt securities, revenue from former collaborative relationships, reimbursement of certain of its research and development expenses by collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and the sale of a portion of the Company’s New Jersey state net operating loss carryforwards and research and development tax credit carryforwards.

As of March 31, 2007, the Company had a negative working capital of $70,695, including $2,024,676 of cash and cash equivalents. The Company’s net cash used in operating activities for the three months ended March 31, 2007 was $1,929,258 and for the year ended December 31, 2006 was $7,438,275.

In April 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement with institutional investors  who will purchase from us, $25,000,000 of our newly created Series B Preferred Stock and warrants to purchase shares of Series B Preferred Stock (See Note 6 - Subsequent Event - Series B Preferred Stock and Warrant Purchase Agreement). The closing of this financing is subject to the satisfaction of various conditions, including stockholder approval. There can be no assurance that such financing will be completed. If the Company is unsuccessful in our efforts to raise additional funds through the sale of additional equity or debt securities or if the level of cash and cash equivalents falls below anticipated levels, the Company will not have the ability to continue as a going concern beyond the second quarter of 2007.

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

Note 3 - Stock-Based Compensation

The Company estimates the fair value of option awards made under its equity compensation plans on the date of grant using the Black-Scholes option pricing model. The Company based expected volatility on historical volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company estimated the expected term of stock options using historical exercise and employee forfeiture experience.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges:

Three months ended March 31, 2007
Expected volatility	144%

Dividend yield	-

Expected term (in years)	6.35

Risk-free interest rate	4.50%

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is charged to consulting expense over the related vesting period.  For the three months ended March 31, 2007, the Company recognized research and development consulting expenses of $2,732.

For the three month period ended March 31, 2007, the Company recognized share-based employee compensation cost of $41,036 in accordance with SFAS 123(R), “Share-Based Payment,” which was recorded as general and administrative expense. This expense related to the granting of stock options to employees, directors and officers on or after January 1, 2006. None of this expense resulted from the grants of stock options prior to January 1, 2006. The Company recognized compensation expense related to these stock options, taking into consideration a forfeiture rate of approximately 12.4% based on historical experience, on a straight line basis over the vesting period. The Company did not capitalize any share-based compensation cost.

As of March 31, 2007, the total compensation cost related to non-vested option awards not yet recognized is $221,237. The weighted average period over which this cost is expected to be recognized is approximately 2.70 years.

A summary of the status of the Company’s stock options outstanding as of March 31, 2007 and changes during the three months then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at
December 31, 2006	10,790,137	$1.25

Granted/assumed	-	-
Exercised	-	-
Cancelled	(244,000)	$2.96

Outstanding at
March 31, 2007	10,546,137	$1.21	5.10	$-

Options exercisable at
March 31, 2007	8,209,084	$1.50	4.10	$-

Restricted Stock

The Company recognized compensation cost of $22,268, which was recorded as general and administrative expense, for the three month period ended March 31, 2007 as a result of the granting of 960,000 shares of restricted stock in 2006, of which 320,000 were forfeited through March 31, 2007.

A summary of the status of the Company’s nonvested shares as of March 31, 2007 and changes during the three months ended March 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted average grant date fair value

Nonvested at
January 1, 2007	800,000	$0.15

Granted	-	$-
Vested	-	-
Forfeited	160,000	0.15

Nonvested at
March 31, 2007	640,000	$0.15

As of March 31, 2007, there was $55,737 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three months ended March 31, 2007 was $0.

Note 4 - Convertible Notes Payable

On January 11, 2007, the Company entered into a Note and Warrant Purchase Agreement  (the “Agreement”) with institutional investors (the “Buyers” and together with the Company, the “Parties”). Pursuant to the terms and subject to the conditions contained in the Agreement, the Company issued and sold to the Buyers $3,000,000 principal amount of senior convertible secured promissory notes (the “Notes”). Each Note accrues interest at 8% per annum and the principal and interest on the Notes are due and payable, if not converted, on May 31, 2007. The Notes will automatically be converted into any security that is issued by the Company to the Buyers in connection with a private preferred stock and warrant financing of up to $20 million (See Note 6 - Subsequent Events - Series B Preferred Stock and Warrant Purchase Agreement). The closing of any such additional financing, which the Company anticipates will be done at a discount from the market price, will be subject to the satisfaction of various conditions, including stockholder approval. In addition, at the option of the Buyers, the Notes may be converted into any security that is sold by the Company in any other financing on or prior to May 31, 2007. If the Notes have not been repaid or converted prior to May 31, 2007, the Company will be obligated to repay the outstanding principal amount plus any accrued but unpaid interest as well as (i) an additional $1,000,000 and (ii) fifteen percent (15%) of any amount received from financing, sale or licensing transactions completed prior to June 30, 2008, subject to a cap of $2,000,000 in the aggregate. Finally, at the option of the Buyers, unless otherwise converted, the Notes may be converted into shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), at a price equal to the closing price of the Common Stock on January 11, 2007. The Buyers may, at their option, demand that the Company repay the outstanding principal amount of the Notes plus any accrued but unpaid interest if (i) the Company fails to make any payments under the Notes; (ii) breach any representation, warranty, covenant or agreement in the Agreement; (iii) fail to pay any Indebtedness (as defined in the Agreement) when due in the aggregate amount of $500,000 or greater at any one time; (iv) a final judgment for the payment of money aggregating in excess of $500,000 is rendered against the Company and such judgment is not discharged within 60 days; (v) we are dissolved, become insolvent or make an assignment for the benefit of creditors; (vi) any petition for relief under bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, liquidation or dissolution is filed or commenced against the Company or (vii) any trustee or receiver is appointed for the Company or any of our property, a meeting of creditors is convened or a committee of creditors is appointed for, or any petition for any relief under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, liquidation or dissolution is filed or commenced against the Company and is not dismissed within 120 days.

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

The Company determined the initial carrying value of the Notes by a two-step allocation process: first to the associated Warrants and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the Notes between the Notes and the Warrants based upon their relative fair values, which resulted in recording a discount on the Notes. The value of the Warrant was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force (EITF) No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company’s common stock at the closing date, an embedded conversion option was recorded as paid in capital.

All of the proceeds were allocated to the Warrants and embedded beneficial conversion feature. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the term of the Note. The fair value of the beneficial conversion feature and the warrants substantially exceeds the $3,000,000 face value of the Notes.

During the three month period ended March 31, 2007, the Company amortized approximately $1,693,000, of non-cash interest expense related to this Note.

Contemporaneously with the execution and delivery of the Agreement and the issuance by the Company to the Buyers of the Notes and the Warrants, the Parties executed (i) a Security and Guaranty Agreement (the “Security Agreement”), pursuant to which the Company and its wholly owned subsidiary HaptoGuard agreed to provide to the Buyers a first priority security interest in certain Collateral (as this term is defined in the Security Agreement) to secure the Company’s obligations under the Agreement and the Notes, and (ii) an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company and its HaptoGuard agreed to provide to the Buyer a first priority security interest in certain IP Collateral (as this term is defined in the Intellectual Property Security Agreements) to secure the Company’s obligations under the Agreement and the Notes. The Security Agreement and the security interest in certain Collateral will, as amended, terminate upon the conversion of the Notes.

Contemporaneously with the execution and delivery of the Agreement, as amended the Parties entered into a Registration Rights Agreement, as amended (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company has agreed to file a registration statement with the United States Securities and Exchange Commission for the resale of the shares of common stock underlying the Warrants and the Notes sold in the private placement by June 15, 2007. Failure to file the registration statement in a timely manner will result in payment by the Company to each investor of liquidated damages, subject to certain limitations set forth in the Registration Rights Agreement. Such liquidated damages are also payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the Registration Rights Agreement. The Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 2% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement, subject to an overall limit of 36%.

On March 30, 2007, Alteon entered into a Waiver and Acknowledgement (the “Waiver and Acknowledgement”) with the Buyers. The Waiver and Acknowledgement addresses certain sections of (i) the Agreement, (ii) the Notes, (iii) the Warrants, (iv) the Security Agreement, and (v) the IP Security Agreement (collectively, the “Note Documents”).

Pursuant to the Waiver and Acknowledgement, the Purchasers agreed to waive compliance by the Company with certain deadlines set forth in the Note Documents regarding the timing for entering into definitive documents for the Preferred Financing (as defined in the Purchase Agreement), holding the Annual Meeting of Stockholders and the maturity date of each of the Notes. The Purchasers agreed that (i) the Company may enter into definitive documents for the Preferred Financing at any time prior to April 15, 2007, (ii) the Company may hold the 2007 Annual Meeting of Stockholders at any time on or prior to May 15, 2007 (which will be extended to June 15, 2007 if the SEC reviews the proxy statement for the Company’s 2007 Annual Meeting of Stockholders, and (iii) the maturity date of each of the Notes is extended to June 18, 2007.

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

Note 5 - Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of March 31, 2007 and 2006, was 59,502,578 and 230,737,264 shares, respectively.

Note 6 - Subsequent Events

Bio-Rap Technologies Ltd.

On April 1, 2007, the Company entered into an amendment of Alteon’s License and Research Agreement with Bio-Rap Technologies Ltd. (“Bio-Rap”). Among other changes, the amendment extends to all fields the Company’s rights to sell therapeutic and diagnostic product pursuant to the licenses granted in that agreement.

In addition, the amendment will result in an increase in annual research funding provided by Alteon to Bio-Rap, and in Alteon making certain defined payments to Bio-Rap over the course of the next 18 months. Other payments due to Bio-Rap based on Alteon’s sales of diagnostic products or grant of sublicense rights, including royalties, milestone payments and payments attributable to sublicense revenue, are significantly reduced. The amendment gives Alteon the right to further reduce royalty payments on diagnostic products on making a one time payment within eight years, and to further reduce payments resulting from sublicense revenue on a one time payment made within the next five years.

Finally, under the amendment Alteon assumes all of Bio-Rap’s right and interest in a license with ARUP Laboratories at the University of Utah (“ARUP”). ARUP will, in the future, be a sublicensee of Alteon.

Oxis International

On April 2, 2007, the Company entered into an Amended and Restated Exclusive License Agreement with Oxis International (“Oxis”) that includes a worldwide exclusive license granted by Oxis to Alteon and covering a family of orally bioavailable organoselenium compounds that have shown anti-oxidant and anti-inflammatory properties in clinical and preclinical studies, and which changes certain rights and obligations under the Company’s previous agreement with Oxis. Among other changes, the amended agreement broadens the field of Alteon’s license to all uses of the licensed technology and eliminates the exclusive right of Oxis to act as a supplier of licensed product to Alteon.

The amended agreement also requires that Alteon make certain fixed payments to Oxis of up to $500,000 over the next six months, and enter into a share purchase agreement for the purchase of $500,000 of newly issued shares of Oxis common stock at a premium over the then current market price. Alteon further commits to a minimum investment in a development program from licensed products.

Royalty and milestone payments are changed in the amended agreement, including the addition of a right to reduce royalty payments to Oxis in the event a royalty on a licensed product is payable to a third party.

Series B Preferred Stock and Warrant Purchase Agreement

On April 5, 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Agreement”) with institutional investors. Pursuant to the terms and subject to the conditions contained in the Agreement, Alteon will issue and sell to the Buyers, and the Buyers will purchase from the Company, $25,000,000 of our newly created Series B Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”) and warrants to purchase shares of the Company’s Series B Preferred Stock (the “Financing”).

Under the terms of the Agreement, the price per share at which the Series B Preferred Stock will be sold is subject to a floor and ceiling cap. At the floor price, and including the conversion of the Notes, Alteon may be required to issue up to 500,000,000 shares of Series B Preferred Stock, at a price equal to 50% of the average closing price of the common stock for the 15 trading days immediately following the later of the 2007 annual meeting of stockholders or implementation of a reverse stock split, subject to certain floor and ceiling caps on the issue price, and warrants to purchase up to 125,000,000 shares of its Series B Preferred Stock, exercisable for a five-year period from the date of issuance at the same price per share that the Series B Preferred Stock is sold in the Financing.

Upon the closing of the Financing, the Notes, in an aggregate principal amount of $3,000,000, issued by Alteon pursuant to the Note and Warrant Purchase Agreement, dated January 11, 2007, by and among Alteon and the lenders named therein, plus all accrued but unpaid interest thereon, will be automatically converted pursuant to their terms into that number of shares of Series B Preferred Stock equal to the principal plus all accrued but unpaid interest on the Notes divided by the price per share at which the Series B Preferred Stock is sold, and thereafter the Notes will be of no further force or effect, and the warrants to purchase an aggregate of 25,734,453 shares of the Company’s common stock that were issued to the purchasers in such financing will terminate and be of no further force or effect.

The obligations of Alteon and the Buyers to complete the proposed Series B Preferred Stock Financing are subject to the satisfaction or, to the extent legally permissible, waiver of certain conditions. The more significant conditions include: (i) approval by the Alteon stockholders of the issuance of securities in the proposed Financing pursuant to the Agreement; (ii) the approval by the Alteon stockholders and the consummation of a reverse stock split of the Company’s issued and outstanding common stock within a range of 1:45 to 1:55, with the final ratio to be determined by the Board of Directors and reasonably acceptable to the Buyers; (iii) approval by the Alteon stockholders and the filing with the Secretary of State of the State of Delaware of Alteon’s Amended and Restated Certificate of Incorporation; and (iv) approval by the Alteon stockholders of an amendment to the Company’s equity incentive plan in order to reserve up to an additional 53,000,000 shares of common stock for issuance thereunder.

In connection with the closing of the proposed Series B Preferred Stock Financing, Alteon will enter into a Registration Rights Agreement with the Buyers. Under the terms of the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock issuable upon conversion of Series B Preferred Stock issued in the proposed financing, as well as upon conversion of Series B Preferred Stock underlying the warrants sold in the Financing. Failure to file the registration statement in a timely manner will result in payment by the Company to each investor of liquidated damages, subject to limitations set forth in the Registration Rights Agreement. These liquidated damages will also be payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the Registration Rights Agreement.

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

In July 2006, we completed a merger with HaptoGuard, Inc. (“HaptoGuard”), whereby the two companies’ combined operations, including their complementary product platforms in cardiovascular diseases, diabetes and other inflammatory diseases. By acquiring HaptoGuard, we expanded our portfolio with another compound in Phase 2 clinical development for cardiovascular complications of diabetes. The combined company has two lead products in clinical development:

● ALT-2074, formerly HaptoGuard’s licensed lead compound BXT-51072, is a glutathione peroxidase mimetic in clinical development for reducing the morbidity and mortality of patients with diabetes following a myocardial infarction. ALT-2074 has demonstrated potential efficacy in animal models of heart attack and in a 20-patient clinical trial in ulcerative colitis. Our goal is to develop ALT-2074 in acute coronary syndrome as a targeted drug for high risk diabetic patients. The compound has demonstrated the ability to reduce infarct size by approximately 85 percent in a mouse model of heart attack called ischemia reperfusion injury. It is currently being evaluated in a clinical trial for evidence of myocardial protection following angioplasty in high-risk diabetic patients. This Phase 2 clinical study was opened for enrollment in Israel, in May 2006. Progress has been slow with only 20 patients enrolled, due to poor study design, geopolitical problems, and a delay in acquiring the necessary financing. We are working to resolve these issues.

● Alagebrium chloride or alagebrium (formerly ALT-711), is an Advanced Glycation End-product Crosslink Breaker being developed for diastolic heart failure (“DHF”). Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction (“ED”). Our goal is to develop alagebrium in DHF and nephropathy. These diseases represent a rapidly growing market of unmet medical needs, particularly common among diabetic patients. The compound has been tested in approximately 1,000 patients, which represents a sizeable human safety database, in a number of Phase 2 clinical studies. We have no subjects currently under protocol in any clinical study of alagebrium and have significantly curtailed all development activities of alagebrium due to insufficient financial resources to continue its development.

Future Development Plans

We are primarily focused on fund-raising activities and exploring strategic relationships to support our development programs.  While we have entered into an agreement under which we intend to sell shares of a new class of our preferred stock to an institutional investor, significant conditions, including receipt of stockholder approval for the issuance of the shares in the financing, remain to be satisfied.  We cannot assure you that we will be able to satisfy these conditions in a timely manner, or at all.  However, if we are able to complete the financing, as to which no assurance can be given, we hope to proceed with several studies involving ALT-2074 and alagebrium.  With respect to ALT-2074, in addition to the myocardial protection study and other clinical development activities, we would plan to initiate a Phase II biomarker study designed to correlate the dose and schedule of ALT-2074 with an effect on inflammatory biomarker levels and various components of cholesterol.  With respect to alagebrium, we would plan, among other things, to initiate a small phase II study to examine the impact of alagebrium on heart function.  As previously reported, we also expect that alagebrium will be studied in a clinical trial of patients with Type I diabetes and microalbuminuria (protein in the urine), funded by the Juvenile Diabetes Research Foundation.

We continue to evaluate potential pre-clinical and clinical studies in other therapeutic indications in which alagebrium and ALT-2074 may address significant unmet needs. For alagebrium, in addition to our anticipated clinical studies in heart failure, we have conducted preclinical studies focusing on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including age-related macular degeneration (“AMD”), and glaucoma; and other diabetic complications, including renal diseases. For ALT-2074, we plan the exploration of indications for myocardial protection, atherosclerosis and other inflammatory diseases. Such programs are largely curtailed until financing is achieved, and as a result, the timing of any further development is uncertain.

Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $246,811,807 as of March 31, 2007, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

We have financed our operations through proceeds from public offerings of common stock, private placements of common and preferred equity and debt securities, revenue from former collaborative relationships, reimbursement of certain of our research and development expenses by our collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and the sale of a portion of our New Jersey State net operating loss carryforwards and research and development tax credit carryforwards.

Our business is subject to significant risks including, but not limited to, (1) our ability to receive stockholder approval for and complete the proposed preferred stock financing and timing to obtain sufficient additional funding in the near term, whether through a strategic collaboration agreement or otherwise, to allow us to resume the development of ALT-2074 and alagebrium and to continue operations, (2) our ability to continue enrollment in our clinical studies of ALT-2074 and alagebrium should we have adequate financial and other resources to do so, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (5) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (6) technological change and competition, (7) manufacturing uncertainties, and (8) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during preclinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading “Item 1A - Risk Factors.”

Results of Operations

Three Months ended March 31, 2007 and 2006

Total revenues for the three months ended March 31, 2007 and 2006, was $36,000 and $60,000, respectively. Revenues were derived from interest earned on cash and cash equivalents. The decrease from 2006 to 2007 was attributed to lower investment balances and partially offset by higher interest rates.

Our total expenses were $3,702,000 for the three months ended March 31, 2007, compared to $1,682,000 for the three months ended March 31, 2006. This increase was primarily the result of approximately $2,006,000 of interest expense relating to the notes that we issued as part of our private financing completed in January 2007.

Research and development expenses were $467,000 for the three months ended March 31, 2007, as compared to $450,000 for the same period in 2006, an increase of $17,000, or 3.8%. This increase was attributed to increased clinical trial costs and preclinical expenses offset by a decrease in personnel cost and product liability insurance. In 2007, of the total amount spent on research and development expenses, we incurred $101,000 in personnel and personnel-related expenses, $59,000 in third party consulting and $27,000 in product liability insurance. In 2006, of the total amount spent on research and development expenses, we incurred $233,000 in personnel and personnel-related expenses, $101,000 in product liability insurance and $86,000 in third party consulting. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

General and administrative expenses were $1,230,000 for the three months ended March 31, 2007, as compared to $1,232,000 for the same period in 2006. Although general and administrative expenses remained relatively flat, 2007 reflects a decrease in personnel costs offset by increases in patent fees and legal expenses.

Our net loss applicable to common stockholders was $3,666,000 for the three months ended March 31, 2007, compared to $2,797,000 in the same period in 2006, an increase of 31%. This increase was primarily a result of interest expense relating to the notes that we issued as part of our private financing completed in January 2007. Included in the net loss applicable to common stockholders are preferred stock dividends of $0 and $1,175,000 for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents at March 31, 2007, of $2,024,676, compared to $1,478,780 at December 31, 2006. The increase is attributable to $2,485,000 of net cash provided by financing activities offset by $1,929,000 used in operating activities. At March 31, 2007, we had a negative working capital of $70,695.

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

If we are unsuccessful in our efforts to raise additional funds through the sale of additional securities or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern after the second quarter of 2007.

On January 11, 2007, the Company entered into a Note and Warrant Purchase Agreement (the “Agreement”) with institutional investors (the “Buyers” and together with the Company, the “Parties”). Pursuant to the terms and subject to the conditions contained in the Agreement, the Company issued and sold to the Buyers $3,000,000 principal amount of senior convertible secured promissory notes (the “Notes”). Each Note accrues interest at 8% per annum and the principal and interest on the Notes are due and payable, if not converted, on May 31, 2007. The Notes will automatically be converted into any security that is issued by the Company to the Buyers in connection with a private preferred stock and warrant financing of up to $20 million. The closing of any such additional financing, which the Company anticipates will be done at a discount from the market price, will be subject to the satisfaction of various conditions, including stockholder approval. In addition, at the option of the Buyers, the Notes may be converted into any security that is sold by the Company in any other financing on or prior to May 31, 2007. If the Notes have not been repaid or converted prior to May 31, 2007, the Company will be obligated to repay the outstanding principal amount plus any accrued but unpaid interest as well as (i) an additional $1,000,000 and (ii) fifteen percent (15%) of any amount received from financing, sale or licensing transactions completed prior to June 30, 2008, subject to a cap of $2,000,000 in the aggregate. Finally, at the option of the Buyers, unless otherwise converted, the Notes may be converted into shares of the Company’s common stock, $0.01 par value per share (the “Common Stock”), at a price equal to the closing price of the Common Stock on January 11, 2007. The Buyers may, at their option, demand that we repay the outstanding principal amount of the Notes plus any accrued but unpaid interest if (i) we fail to make any payments under the Notes; (ii) we breach any representation, warranty, covenant or agreement in the Agreement; (iii) we fail to pay any Indebtedness (as defined in the Agreement) when due in the aggregate amount of $500,000 or greater at any one time; (iv) a final judgment for the payment of money aggregating in excess of $500,000 is rendered against us and such judgment is not discharged within 60 days; (v) we are dissolved, become insolvent or make an assignment for the benefit of creditors; (vi) any petition for relief under bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, liquidation or dissolution is filed or commenced against us or (vii) any trustee or receiver is appointed for us or any of our property, a meeting of creditors is convened or a committee of creditors is appointed for, or any petition for any relief under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, liquidation or dissolution is filed or commenced against us and is not dismissed within 120 days.

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

Contemporaneously with the execution and delivery of the Agreement and the issuance by the Company to the Buyers of the Notes and the Warrants, the Parties executed (i) a Security and Guaranty Agreement (the “Security Agreement”), pursuant to which the Company and its wholly owned subsidiary HaptoGuard agreed to provide to the Buyers a first priority security interest in certain Collateral (as this term is defined in the Security Agreement) to secure our obligations under the Agreement and the Notes, and (ii) an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company and HaptoGuard agreed to provide to the Buyer a first priority security interest in certain IP Collateral (as this term is defined in the Intellectual Property Security Agreements) to secure the Company’s obligations under the Agreement and the Notes. The Security Agreement and the security interest in certain Collateral will terminate upon the conversion of the Notes.

Contemporaneously with the execution and delivery of the Agreement, the Parties entered into a Registration Rights Agreement, as amended, (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company has agreed to file a registration statement with the United States Securities and Exchange Commission for the resale of the shares of common stock underlying the Warrants and the Notes sold in the private placement by June 15, 2007. Failure to file the registration statement in a timely manner will result in payment by the Company to each investor of liquidated damages, subject to certain limitations set forth in the Registration Rights Agreement. Such liquidated damages are also payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the Registration Rights Agreement.

On March 30, 2007, we entered into a Waiver and Acknowledgement (the “Waiver and Acknowledgement”) with the Buyers. The Waiver and Acknowledgement addresses certain sections of (i) the Agreement, (ii) the Notes, (iii) the Warrants, (iv) the Security Agreement, and (v) the IP Security Agreement (collectively, the “Note Documents”).

Pursuant to the Waiver and Acknowledgement, the Purchasers agreed to waive compliance by the Company with certain deadlines set forth in the Note Documents regarding the timing for entering into definitive documents for the Preferred Financing (as defined in the Purchase Agreement), holding the Annual Meeting of Stockholders and the maturity date of each of the Promissory Notes. The Purchasers agreed that (i) the Company may enter into definitive documents for the Preferred Financing at anytime prior to April 15, 2007, (ii) the Company may hold the 2007 Annual Meeting of Stockholders at any time on or prior to May 15, 2007 (which will be extended to June 15, 2007 if the SEC reviews the proxy statement for the Company’s 2007 Annual Meeting of Shareholders), and (iii) the maturity date of each of the Promissory Notes is extended to June 18, 2007.

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

We submitted a Plan of Compliance to AMEX on November 6, 2006, outlining our operational plan and strategic objectives, and amended our Plan of Compliance on January 3, 2007 and January 5, 2007. The Plan of Compliance was prepared in response to a letter received from AMEX on October 9, 2006, indicating we were below certain continued listing standards. These standards were (i) Section 1003(a)(i) of the AMEX Company Guide, as a result of the Company’s stockholder’s equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; (ii) Section 1003(a)(ii) of the AMEX Company Guide, as a result of the Company’s shareholder’s equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) of the AMEX Company Guide, as a result of the Company’s stockholder’s equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. To date, we have not regained compliance with such continued listing standards, but we are working towards achieving that goal consistent with our Plan of Compliance.

On January 24, 2007, we received a notice from the staff (the “Staff”) of AMEX, that AMEX has accepted our plan to regain compliance with AMEX continued listing standards, and that our listing will be continued pursuant to an extension until April 9, 2008 (the “Extension Period”).

We will be subject to periodic review by the Staff during the Extension Period, and is required to provide the Staff with periodic updates in connection with the Plan of Compliance. Failure to make progress consistent with the Plan of Compliance or to regain compliance with the continued listing standards by the end of the Extension Period could result in the Company being delisted from AMEX.

On April 1, 2007, the Company entered into an amendment of our License and Research Agreement with Bio-Rap Technologies Ltd. (“Bio-Rap”). Among other changes, the amendment extends to all fields our rights to sell therapeutic and diagnostic product pursuant to the licenses granted in that agreement.

In addition, the amendment will result in an increase in annual research funding provided by Alteon to Bio-Rap, and in Alteon making certain defined payments to Bio-Rap over the course of the next 18 months. Other payments due to Bio-Rap based on Alteon sales of diagnostic products or grant of sublicense rights, including royalties, milestone payments and payments attributable to sublicense revenue, are significantly reduced. The amendment gives Alteon the right to further reduce royalty payments on diagnostic products on making a one time payment within eight years, and to further reduce payments resulting from sublicense revenue on a one time payment made within the next five years. (See Note 6 - Subsequent Events - Bio-Rap Technologies).

On April 2, 2007, the Company entered into an Amended and Restated Exclusive License Agreement with Oxis International (“Oxis”) that includes a worldwide exclusive license granted by Oxis to Alteon and covering a family of orally bioavailable organoselenium compounds that have shown anti-oxidant and anti-inflammatory properties in clinical and preclinical studies, and which changes certain rights and obligations under our previous agreement with Oxis. Among other changes, the amended agreement broadens the field of Alteon’s license to all uses of the licensed technology and eliminates the exclusive right of Oxis to act as a supplier of licensed product to Alteon.

The amended agreement also requires that Alteon make certain fixed payments to Oxis of up to $500,000 over the next six months, and enter into a share purchase agreement for the purchase of $500,000 of newly issued shares of Oxis common stock at a premium over the then current market price. Alteon further commits to a minimum investment in a development program from licensed products. (See Note 6 - Subsequent Events - Oxis International).

On April 5, 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Agreement”) with institutional investors that are experienced in the biotechnology industry. Pursuant to the terms and subject to the conditions contained in the Agreement, we will issue and sell to the Buyers, and the Buyers will purchase from us, $25,000,000 of our newly created Series B Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”) and warrants to purchase shares of our Series B Preferred Stock (the “Financing”)(See Note 6 - Subsequent Events - Series B Preferred Stock and Warrant Purchase Agreement).

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

ITEM 4T. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our principal financial and accounting officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the principal financial and accounting officer have concluded that as of the end of such fiscal quarter, our current disclosure controls and procedures were not effective, because of the material weakness in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address this weakness as described below. With the exception of such weakness, however, the Chief Executive Officer and the principal financial and accounting officer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b)  Material Weaknesses and Changes in Internal Controls. During the audit of our financial statements for the year ended December 31, 2005, the review of our financial statements for the three months ended March 31, 2006 and the review of our financial statements for the three- and nine-month periods ended September 30, 2006, our independent registered public accounting firm identified material weaknesses regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits, the financial statement recording and disclosure of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18, accounting for the acquisition of HaptoGuard and the adoption of SFAS 123(R). As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure. While these material weaknesses continue to exist as of March 31, 2007, management is in the process of implementing remedial controls to address these matters. The Company has solicited the services of an outside consulting firm to assist in complex and non-routine accounting transactions. Management is continuing to monitor and assess the controls to ensure compliance. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, March 31, 2006 and September 30, 2006 as a consequence of the material weaknesses, were deemed by the Company to be immaterial but were nevertheless recorded by the Company.

c) Except for the changes in controls described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, other than as set forth below:

Risks Related to Our Business

If we are unable to obtain sufficient additional funding in the near term, we may be forced to cease operations.

While we intend to pursue the clinical development of ALT-2074 and alagebrium, any continued development of our compounds is contingent upon receipt of additional funding or a strategic partnership.

In April 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement with institutional investors  who will purchase from us, $25,000,000 of our newly created Series B Preferred Stock and warrants. The closing of this financing will be subject to the satisfaction of various conditions, including stockholder approval. There can be no assurance that such financing will be completed. If we are unsuccessful in our efforts to raise additional funds through the sale of additional equity securities or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern beyond the second quarter of 2007.

As of March 31, 2007, we had a negative working capital of $70,695, including $2,024,676 of cash and cash equivalents. Our cash used in operating activities for the three months ended March 31, 2007 was $1,929,258.

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

Our current resources are insufficient to fund our commercialization efforts and to continue our future operations beyond the second quarter of 2007. As of March 31, 2007, we had cash and cash equivalents on hand of $2,024,676. In January 2007, we closed on approximately $3.0 million in a private debt financing. Prior to the financing, we were expending approximately $450,000 in cash per month. Following the financing, we currently expect to spend approximately $680,000 in cash per month. Our capital needs beyond the second quarter of 2007 will depend on many factors, including our research and development activities and the success thereof, the scope of our clinical trial program, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of the activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. We may not be able to secure additional funding on any terms or on terms that are favorable to us. If we raise additional funds by issuing additional stock, further dilution to our existing stockholders will result, and new investors may negotiate for rights superior to existing stockholders. If adequate funds are not available, we may be required to:

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

The proposed series B preferred stock financing, if completed,  will result in immediate and significant dilution to our current shareholders.

The pricing terms for the sale of Series B Preferred Stock to be issued in the proposed preferred financing will result in substantial and immediate dilution of the interests of our existing stockholders. In addition, holders of the Series B Preferred Stock will be entitled to rights and preferences that are more favorable than those afforded to the holders of our common stock, including a preference on payments in the event of a liquidation or sale of the Company.

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

Alteon has historically incurred operating losses and we expect these losses to continue.

Alteon has historically incurred substantial operating losses due to its research and development activities and expect these losses to continue for the foreseeable future. As of March 31, 2007, Alteon had a consolidated accumulated deficit of $246,811,807. Alteon’s fiscal years 2006, 2005 and 2004 net losses were $17,679,737, $12,614,459 and $13,958,646, respectively. Alteon’s fiscal years 2006, 2005 and 2004 net losses applicable to common stockholders were $20,332,416, $17,100,795 and $18,093,791, respectively. If we are able to obtain sufficient additional funding, we expect to expend significant amounts on research and development programs for alagebrium and ALT-2074. Research and development activities are time consuming and expensive, and will involve the need to engage in additional fund-raising activities, identify appropriate strategic and collaborative partners, reach agreement on basic terms, and negotiate and sign definitive agreements. We are actively seeking new financing to provide financial support for our research and development activities. However, at this time, we are not able to assess the probability of success in our fund-raising efforts or the terms, if any, under which we may secure financial support from strategic partners or other investors. We expect to continue to incur significant operating losses for the foreseeable future.

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

At March 31, 2007, we had an accumulated deficit of $246,811,807. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates are still in research, preclinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product candidates other than alagebrium and ALT-2074 in clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any preclinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.

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

During the audit of our financial statements for the year ended December 31, 2005, the review of our financial statements for the three months ended March 31, 2006 and the review of our financial statements for the three- and nine-month periods ended September 30, 2006, our independent registered public accounting firm identified material weaknesses regarding our internal controls over the identification of and the accounting for non-routine transactions, including certain costs related to potential strategic transactions, severance benefits, the financial statement recording and disclosure of stock options that we have granted to non-employee consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18, accounting for the acquisition of HaptoGuard and the adoption of SFAS 123(R). As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses did not result in the restatement of any previously reported financial statements or any other related financial disclosure. While these material weaknesses continue to exist as of March 31, 2007, management is in the process of implementing remedial controls to address these matters. The Company has solicited the services of an outside consulting firm to assist in complex and non-routine accounting transactions. Management is continuing to monitor and assess the controls to ensure compliance. In addition, the changes that would have resulted in the financial statements for the year ended December 31, 2005, March 31, 2006 and September 30, 2006 as a consequence of the material weaknesses, were deemed by the Company to be immaterial but were nevertheless recorded by the Company. However, we cannot currently assure you that the remedial measures that are currently being implemented will be sufficient to result in a conclusion that our internal controls no longer contain any material weaknesses, and that our internal controls are effective. In addition, we cannot assure you that, even if we are able to achieve effective internal control over financial reporting, our internal controls will remain effective for any period of time. The failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

ALT-2074 compounds are licensed by third parties and if we are unable to continue licensing this technology, our future prospects may be materially adversely affected.

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

Risks Related to Owning Alteon's Common Stock

We have been notified by the American Stock Exchange, Inc. ("AMEX") that we are not in compliance with continued listing standards, which may result in a delisting of our common stock if we cannot regain compliance.

On January 30, 2007, we reported that we had received a notice from AMEX indicating that AMEX has accepted our plan to regain compliance with AMEX continued listing standards, and that our listing will be continued pursuant to an extension until April 9, 2008. We submitted a plan of compliance to AMEX on November 6, 2006, outlining our operational plan and strategic objectives, and amended our plan of compliance on January 3, 2007 and January 5, 2007 (the “Plan of Compliance”). The Plan of Compliance was prepared in response to a notice we received from AMEX on October 9, 2006, indicating that we were below certain AMEX continuing listing standards due to (i) sustaining losses from continuing operations and/or net losses in two out of our three most recent fiscal years with stockholders' equity below $2,000,000; (ii) sustaining losses from continuing operations and/or net losses in three out of our four most recent fiscal years with stockholders' equity below $4,000,000; and (iii) sustaining losses from continuing operations and/or net losses in our five most recent fiscal years with stockholders' equity below $6,000,000. To date, we have not regained compliance with such continued listing standards and cannot assure you that we can achieve the Plan of Compliance in such a way as to regain compliance with AMEX's continuing listing standards.

Our stock price is volatile and you may not be able to resell your shares at a profit.

We first publicly issued common stock on November 8, 1991 at $15.00 per share in our initial public offering and it has been subject to fluctuations since that time. For example, for the three month period ended March 31, 2007, the closing sale price of our common stock has ranged from a high of $0.16 per share to a low of $0.08 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

We currently have outstanding warrants and options to purchase an aggregate of 58,862,578 shares of our common stock, including warrants to purchase 25,734,453 shares of our common stock in connection with a private financing completed in January 2007. The shares underlying the warrants issued in such financing represent approximately 19% of the total number of shares of our common stock outstanding immediately prior to the financing.

Sales of these shares in the public market, or the perception that future sales of such shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 28% of the outstanding common stock, which includes fully vested options to purchase common stock. In addition, approximately 2,166,856 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

The actual sale or the availability for sale, of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional securities.

ITEM 6. Exhibits.

Exhibits

See the “Exhibit Index” on page 28 for exhibits required to be filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007

ALTEON INC.

	By:	/s/ Noah Berkowitz, M.D., Ph.D.
Noah Berkowitz, M.D., Ph.D.
President and Chief Executive Officer (principal executive officer)

By:	/s/ Jeffrey P. Stein
Jeffrey P. Stein, CPA
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Employment Agreement between HaptoGuard, Inc. and Malcolm MacNab, MD, PhD dated February 7, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.