Form 10-Q
period 2007-06-30
Synvista Therapeutics, Inc.
filed 2007-08-14
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 001-16043

SYNVISTA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3304550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 West Grand Avenue, Suite 200, Montvale, New Jersey 07645
(Address of principal executive offices)
(Zip Code)

(201) 934-5000
(Registrant's telephone number, including area code)

Alteon Inc.
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
Yes ☐ No ☒

On August 1, 2007, 2,586,377 shares of the registrant’s Common Stock were outstanding.

SYNVISTA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION

ITEM l.  Condensed Consolidated Financial Statements (Unaudited).

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:

Cash and cash equivalents	$2,983,749	$1,478,780
Other current assets	310,586	314,156

Total current assets	3,294,335	1,792,936

Property and equipment, net	18,276	10,500
Other assets	1,326,915	501,889

Total assets	$4,639,526	$2,305,325

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities:

Accounts payable	$391,337	$809,492
Accrued expenses	1,392,930	253,022
Convertible note, net of unamortized
debt discount of $1,363,636	4,636,364	—

Total current liabilities	6,420,631	1,062,514

Stockholders' Equity/(Deficiency):

Preferred stock, $0.01 par value; 1,993,329 shares authorized,
0 shares issued and outstanding at June 30, 2007 and
December 31, 2006	—	—

Common Stock, $0.01 par value, 6,000,000 shares authorized,
and 2,586,377 shares issued and outstanding,
as of June 30, 2007 and December 31, 2006	25,864	25,864

Additional paid-in capital	250,502,617	244,362,808

Accumulated deficit	(252,309,586)	(243,145,861)

Total stockholders’ equity/(deficiency)	(1,781,105)	1,242,811

Total liabilities and stockholders' equity/(deficiency)	$4,639,526	$2,305,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Income:

Investment income	$26,686	$66,197	$63,046	$126,561
Other income	50,000	50,000	50,000	50,000

Total income	76,686	116,197	113,046	176,561

Expenses:

Research and development	1,652,658	511,203	2,401,077	1,032,044
General and administrative	692,073	648,176	1,640,378	1,809,027
Interest expense	3,229,734	—	5,235,316	—

Total expenses	5,574,465	1,159,379	9,276,771	2,841,071

Net loss	(5,497,779)	(1,043,182)	(9,163,725)	(2,664,510)

Preferred stock dividends	—	1,193,749	—	2,369,071

Net loss applicable to common stockholders	$(5,497,779)	$(2,236,931)	$(9,163,725)	$(5,033,581)

Basic/diluted net loss per share
applicable to common stockholders	$(2.13)	$(1.67)	$(3.54)	$(4.03)

Weighted average common shares used
in computing basic/diluted net loss per share	2,586,377	1,335,782	2,586,377	1,248,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY/(DEFICIENCY)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity/(Deficiency)
Balance, December 31, 2006	2,586,377	$25,864	$244,362,808	$(243,145,861)	$1,242,811
Net loss	—	—	—	(9,163,725)	(9,163,725)
Warrants issued and embedded conversion feature associated with debt financing	—	—	6,000,000	—	6,000,000
Stock-based compensation	—	—	84,562	—	84,562
Options issued for consulting services	—	—	2,732	—	2,732
Compensation costs related to restricted stock	—	—	52,515	—	52,515
Balance, June 30, 2007	2,586,377	$25,864	$250,502,617	$(252,309,586)	$(1,781,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,163,725)	$(2,664,510)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	84,562	—
Options issued for consulting services	2,732	—
Compensation costs related to restricted stock	52,515	—
Amortization of debt discount	4,636,364	—
Amortization of deferred financing costs	463,322	—
Depreciation and amortization	4,290	26,172

Changes in operating assets and liabilities:
Other current assets	6,661	(138,089)
Other assets	39,491	—
Accounts payable and accrued expenses	148,886	(274,748)

Net cash used in operating activities	(3,724,902)	(3,051,175)

Cash flows from investing activities:
Capital expenditures	(12,066)	—
Other assets	—	(1,022,861)

Net cash used in investing activities	(12,066)	(1,022,861)

Cash flows from financing activities:
Proceeds from debt financing	6,000,000	—
Proceeds from issuance of common stock	—	2,476,006
Deferred debt financing costs	(758,063)	—

Net cash provided by financing activities	5,241,937	2,476,006

Net increase/(decrease) in cash and cash equivalents	1,504,969	(1,598,030)
Cash and cash equivalents, beginning of period	1,478,780	6,582,958

Cash and cash equivalents, end of period	$2,983,749	$4,984,928

Supplemental disclosure of cash flow information:
Accrual of deferred merger costs	$—	$443,000
Accrual of deferred financing costs	$172,867	$—
Warrants issued and embedded conversion feature associated
with debt financing	$6,000,000	$—
Accrued liability recognized pursuant to a share purchase
Agreement (Oxis), net of $100,000 premium expensed
during the period	$400,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

On July 20, 2007, the stockholders of Alteon Inc. approved changing the name of the company from Alteon Inc. to Synvista Therapeutics, Inc (“the Company”).  The name change became effective on July 25, 2007.

On July 20, 2007, the Company’s stockholders approved an amendment to its certificate of incorporation to, among other things, effect a reverse stock split of the Company’s common stock. On July 25, 2007, a 1:50 reverse stock split of the Company’s common stock became effective. Accordingly, all share, warrant, option and per share information for all periods presented reflect the reverse stock split.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet is derived from the audited balance sheet included in the Form 10-K.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Synvista Therapeutics, Inc. and its wholly owned subsidiary, HaptoGuard, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to current presentation.

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

In addition, the Company has net operating loss carryfowards (“NOLs”) that may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The Company is currently evaluating whether there are any changes in ownership that would limit the future use of its NOLs. The Company’s final evaluation of its tax positions taken in open tax years and ownership change limitations may result in a reduction of NOLs available for use in future years and the related fully reserved deferred tax asset. However, given the Company’s history of losses, the Company does not expect the result of this evaluation will have a material impact on its condensed consolidated financial statements.

Note 2 - Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Synvista has incurred net losses since inception, has an accumulated deficit of $252,309,586 as of June 30, 2007, and expects to incur net losses, potentially greater than losses in prior years, for a number of years, assuming the Company is able to continue as a going concern, of which there can be no assurance.

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

As of June 30, 2007, the Company had negative working capital of $3,126,296, including $2,983,749 of cash and cash equivalents. The Company’s net cash used in operating activities for the six months ended June 30, 2007 was $3,724,902 and for the year ended December 31, 2006 was $7,438,275.

In April 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement with institutional investors who have purchased from us on July 25, 2007 (See Note 9 - Subsequent Event), $25,000,000 of our newly created Series B Preferred Stock and warrants to purchase shares of Series B Preferred Stock. The issuance of $25,000,000 of the Company’s Series B Preferred Stock includes the conversion of $6,000,000 of previously issued convertible promissory notes plus all accrued and unpaid interest thereon, which were cancelled upon the closing of the financing (See Note 4 - Convertible Notes Payable). The closing of this financing was subject to the satisfaction of various conditions, including stockholder approval (See Note 5 -- Series B Preferred Stock and Warrant Purchase Agreement).

The amount and timing of the Company’s future capital requirements will depend on numerous factors, including the number and characteristics of product candidates that the Company pursues, the timing, scope and results of preclinical tests and clinical studies conducted by or on behalf of the Company, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

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

Note 3 - Stock-Based Compensation

The Company estimates the fair value of option awards made under its equity compensation plans on the date of grant based on the Black-Scholes option pricing model. The Company estimates expected volatility for this purpose based on the historical volatility of its common stock price. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company estimated the expected term of stock options using historical exercise and employee forfeiture patterns.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges:

Six months ended
June 30, 2007

Expected volatility	148%

Dividend yield	-

Expected term (in years)	6.12

Risk-free interest rate	4.88%

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is charged to consulting expense over the related vesting period.  For the six months ended June 30, 2007, the Company recognized research and development consulting expenses of $2,732.

For the three and six month periods ended June 30, 2007, the Company recognized share-based employee compensation cost of $43,526 and $84,562 respectively, in accordance with SFAS 123(R), “Share-Based Payment,” which was recorded as general and administrative and research and development expense. This expense related to the granting of stock options to employees, directors and officers on or after January 1, 2006. None of this expense resulted from the grants of stock options prior to January 1, 2006. The Company recognized compensation expense related to these stock options, taking into consideration a forfeiture rate of approximately 5.8% based on historical experience, on a straight-line basis over the vesting period. The Company did not capitalize any share-based compensation cost.

As of June 30, 2007, the total compensation cost related to non-vested option awards not yet recognized is $223,436. The weighted-average period over which this cost is expected to be recognized is approximately 2.4 years.

A summary of the status of the Company’s stock options outstanding as of June 30, 2007 and changes during the six months then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at
December 31, 2006	215,804	$62.25

Cancelled	(9,478)	$121.95

Outstanding at
June 30, 2007	206,326	$59.51	4.96	$-

Options exercisable at
June 30, 2007	162,672	$73.43	3.91	$-

Restricted Stock

The Company recognized compensation cost of $30,247 and $52,515 for the three and six months ended June 30, 2007, which was recorded as general and administrative expense, as a result of the granting of 19,200 shares of restricted stock in 2006, of which 6,400 were forfeited through June 30, 2007.

A summary of the status of the Company’s nonvested shares of restricted stock as of June 30, 2007 and changes during the six months ended June 30, 2007, is presented below:

Nonvested Shares	Shares	Weighted average grant date fair value
Nonvested at
January 1, 2007	16,000	$7.50

Granted	-	-
Vested	-	-
Forfeited	3,200	7.50

Nonvested at
June 30, 2007	12,800	$7.50

As of June 30, 2007, there was $25,490 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the six months ended June 30, 2007 was $0.

Note 4 - Convertible Notes Payable

On June 1, 2007, the Company entered into an omnibus amendment (the “Omnibus Amendment”) with the holders of the Company’s Senior Secured Convertible Promissory Notes, dated January 11, 2007 (the “Notes”). The Omnibus Amendment amended the following documents: (i) the Note and Warrant Purchase Agreement, dated January 11, 2007 (the “Note Purchase Agreement”), (ii) the Notes, and (iii) the warrants issued to the holders of the Notes, each dated January 11, 2007 (the “Warrants”). Pursuant to the Omnibus Amendment, the Note Purchase Agreement was amended to provide for the issuance of an additional $3,000,000 of indebtedness by the Company. In order to provide for such additional indebtedness, the Notes, in the original principal amount of $3,000,000, were cancelled and replaced with amended and restated senior convertible promissory notes in an aggregate principal amount of $6,000,000 (the “New Notes”). Each New Note accrues interest at a rate of 8% per annum. The New Notes increased certain penalties contained in the Notes if the proposed preferred stock financing transaction between the Company and the holders of the Notes was not closed by July 31, 2007, as follows: the Company would have been obligated to pay to the holders of the New Notes a $6,000,000 penalty in addition to the outstanding principal and interest that would become due under the New Notes on July 31, 2007, and the Company would have been obligated to pay the holders 30% of any amount received by the Company from financing, sale or licensing transactions completed prior to June 30, 2009, subject to a cap of $8,000,000.

On July 20, 2007, at the Company’s annual meeting of stockholders, stockholders of the Company approved the issuance of shares of the Company’s Series B Preferred Stock. The Series B Preferred Stock accrues dividends at a rate of 8.0% per year for a period of five years from the date on which the shares of Series B Preferred Stock were issued. Pursuant to the terms of the Note Purchase Agreement, upon the closing of the financing on July 25, 2007, as more fully discussed in Note 5 - Series B Preferred Stock and Warrant Purchase Agreement, the New Notes plus accrued and unpaid interest thereon were converted into shares of the Company’s Series B Preferred stock and thereafter were cancelled.

In connection with the Note Purchase Agreement, the Company also issued to the holders of the Notes (the “Buyers”) warrants to purchase 514,689 shares of the Company’s Common Stock, which were exercisable for a period of five years commencing on January 11, 2007 at an exercise price of $0.01 per share. These Common Stock Warrants expired upon the closing of the sale of the Company’s Series B Preferred Stock.

The Company determined the initial carrying value of the New Notes by a two-step allocation process: first to the associated Warrants and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the New Notes between the New Notes and the Warrants based upon their relative fair values, which resulted in recording a discount on the New Notes. The value of the Warrants was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force (EITF) No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company’s common stock at the closing date, an embedded conversion option was recorded as paid-in capital.

All of the proceeds were allocated to the Warrants and embedded beneficial conversion feature. This amount is being amortized as additional (non-cash) interest expense with a corresponding increase to the New Notes over the term of the New Notes. The fair value of the beneficial conversion feature and the warrants substantially exceeds the face value of the New Notes.

During the six month period ended June 30, 2007, the Company recorded approximately $4,636,000 of non-cash interest expense related to the accretion of these New Notes.

Contemporaneously with the execution and delivery of the Note Purchase Agreement and the issuance by the Company to the Buyers of the Notes and the Warrants, the Parties executed (i) a Security and Guaranty Agreement (the “Security Agreement”), pursuant to which the Company and its wholly owned subsidiary HaptoGuard agreed to provide to the Buyers a first priority security interest in certain Collateral (as this term is defined in the Security Agreement) to secure the Company’s obligations under the Agreement and the New Notes, and (ii) an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company and HaptoGuard agreed to provide to the Buyer a first priority security interest in certain IP Collateral (as this term is defined in the Intellectual Property Security Agreements) to secure the Company’s obligations under the Agreement and the New Notes. The Security Agreement and the security interest in certain Collateral terminated upon the conversion of the New Notes.

NOTE 5 - Series B Preferred Stock and Warrant Purchase Agreement

On April 5, 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Series B Agreement”) with institutional investors (the “Buyers”). Pursuant to the terms and subject to the conditions contained in the Series B Agreement, the Company agreed to issue and sell to the Buyers, and the Buyers agreed to purchase from the Company $25,000,000 of our newly created Series B Preferred Stock, $0.01 par value per share and warrants to purchase shares of the Company’s Series B Preferred Stock.

On June 1, 2007 the Company entered into Amendment No. 1 to the Series B Preferred Stock and Warrant Purchase Agreement (“Amendment No. 1 to the SPA”) by the Company and the Buyers, which amends the Series B Agreement. Pursuant to Amendment No. 1 to the SPA, the per share price at which the Series B Preferred Stock of the Company will be sold in the proposed preferred stock financing, was fixed at a price of $0.05 (prior to the reverse stock split) per share. Prior to entering into Amendment No. 1 to the SPA, the price per share at which the Series B Preferred Stock of the Company was sold in the financing was to be within a range between $0.05 and $0.075 (each prior to the implementation of a reverse stock split) and was to be determined following the requisite shareholder vote regarding the financing and the reverse stock split, as set forth in the Series B Agreement.

On July 20, 2007, at the Company’s annual meeting of stockholders, stockholders of the Company approved the issuance of securities pursuant to the Series B Agreement. At the closing of the financing on July 25, 2007, the Company issued 10,000,000 shares of its Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock to the Buyers. The Series B Preferred Stock accrues dividends at a rate of 8.0% per year for a period of five years from the date on which the shares of Series B Preferred Stock were issued. The warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share (See Note 9 - Subsequent Event).

On July 25, 2007, upon the closing of the financing, the Notes, in an aggregate principal amount of $6,000,000, plus all accrued but unpaid interest thereon, were automatically converted pursuant to their terms into that number of shares of Series B Preferred Stock equal to the principal plus all accrued but unpaid interest on the New Notes divided by the price per share at which the Series B Preferred Stock was sold, and thereafter the New Notes were cancelled and are of no further force or effect, and the warrants to purchase an aggregate of 514,689 shares of the Company’s common stock that were issued to the purchasers in such financing terminated and are of no further force or effect.

The obligations of Synvista and the Buyers to complete the Series B preferred stock financing were subject to the satisfaction or, to the extent legally permissible, waiver of certain conditions. The more significant conditions included: (i) approval by the Synvista stockholders of the issuance of securities in the Financing pursuant to the Agreement; (ii) the approval by the Synvista stockholders and the consummation of a reverse stock split of the Company’s issued and outstanding common stock within a range of 1:50 to 1:100, with the final ratio to be determined by the Board of Directors and reasonably acceptable to the Buyers; (iii) approval by the Synvista stockholders and the filing with the Secretary of State of the State of Delaware of Synvista’s Amended and Restated Certificate of Incorporation; and (iv) approval by the Synvista stockholders of an amendment to the Company’s equity incentive plan in order to reserve up to an additional 53,000,000 (prior to the implementation of the reverse stock split) shares of common stock for issuance thereunder.

In connection with the closing of the financing, Synvista entered into a Registration Rights Agreement with the Buyers. Under the terms of the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission within 30 days following the closing for the resale of the shares of common stock issuable upon conversion of Series B Preferred Stock issued in the financing, as well as upon conversion of Series B Preferred Stock underlying the warrants sold in the financing. Failure to file the registration statement in a timely manner will result in payment by the Company to each investor of liquidated damages, subject to limitations set forth in the Registration Rights Agreement. These liquidated damages will also be payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the Registration Rights Agreement.

Note 6 - Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of June 30, 2007 and 2006, was 1,185,455 and 4,614,745 shares, respectively.

Note 7 - Bio-Rap Technologies Ltd.

On April 1, 2007, the Company entered into an amendment of the Company’s License and Research Agreement with Bio-Rap Technologies Ltd. (“Bio-Rap”). Among other changes, the amendment extends to all fields the Company’s rights to sell therapeutic and diagnostic product pursuant to the licenses granted in that agreement.

In addition, the amendment will result in an increase in annual research funding provided by the Company to Bio-Rap, and in the Company making certain defined payments to Bio-Rap over the course of the next 18 months. Other payments due to Bio-Rap based on the Company’s sales of diagnostic products or grant of sublicense rights, including royalties, milestone payments and payments attributable to sublicense revenue, are significantly reduced. The amendment gives the Company the right to further reduce royalty payments on diagnostic products on making a one-time payment within eight years, and to further reduce payments resulting from sublicense revenue on making a one-time payment made within the next five years.

Finally, under the amendment the Company assumes all of Bio-Rap’s right and interest in a license with ARUP Laboratories at the University of Utah (“ARUP”). ARUP will, in the future, be a sublicensee of the Company.

Note 8 - Oxis International

On April 2, 2007, the Company entered into an Amended and Restated Exclusive License Agreement with Oxis International (“Oxis”) that includes a worldwide exclusive license granted by Oxis to the Company and covering a family of orally bioavailable organoselenium compounds that have shown anti-oxidant and anti-inflammatory properties in clinical and preclinical studies, and which changes certain rights and obligations under the Company’s previous agreement with Oxis. Among other changes, the amended agreement broadens the field of the Company’s license to all uses of the licensed technology and eliminates the exclusive right of Oxis to act as a supplier of licensed product to the Company.

The amended agreement also requires that the Company make certain fixed payments to Oxis of up to $500,000 over the next six months, and enter into a share purchase agreement for the purchase of $500,000 of newly issued shares of Oxis common stock at a premium over the then current market price. All amounts have been paid or accrued as of June 30, 2007. The Company further commits to a minimum investment in a development program from licensed products.

Royalty and milestone payments are changed in the amended agreement, including the addition of a right to reduce royalty payments to Oxis in the event a royalty on a licensed product is payable to a third party.

Note 9 - Subsequent Events

On July 20, 2007, at the Company’s annual meeting of stockholders, stockholders of the Company approved the issuance of securities in the financing pursuant to the Series B Agreement. On July 25, 2007, at the closing of the financing, the Company issued 10,000,000 shares of its Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock to the Buyers. The Series B Preferred Stock dividends are payable quarterly in cash or shares of preferred stock at a rate of 8.0% of the accumulated balance. The warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share.

An amendment to the Company’s 2005 Stock Plan (the “Plan”) was approved that increased the number of shares of common stock reserved for issuance under the Plan from 10,000,000 (200,000 following the implementation of the reverse stock split) shares to 63,000,000 (1,260,000 following the implementation of the reverse stock split) shares. The reverse stock split, which was also approved by the stockholders of the Company at the annual shareholder meeting on July 20, was implemented at a ratio of 1:50 and became effective on July 25, 2007.

The stockholders of the Company also approved an amendment to the Company’s Restated Certificate of Incorporation to change the name of the corporation from Alteon Inc. to Synvista Therapeutics, Inc. The Company amended its Restated Certificate of Incorporation to reflect this change on July 24, 2007. The name change became effective on July 25, 2007.

The following unaudited pro forma financial information presents the condensed consolidated Balance Sheet of the Company as if the financing and related transactions took place on June 30, 2007, instead of July 25, 2007, which is inclusive of the issuance of the preferred stock.

$(000)
Cash and cash equivalents	$21,819
All other assets	1,191

Total assets	23,010

Total liabilities	3,012
Total stockholders’ equity	19,998

Total liabilities and stockholders’ equity	$23,010

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a product-based biopharmaceutical company engaged in the development of drugs to treat and prevent cardiovascular disease and diabetes. We have identified several promising product candidates that we believe represent novel approaches to some of the largest pharmaceutical markets.

The Company has two lead products in Phase 2 clinical trials:

● ALT-2074 is a glutathione peroxidase mimetic in clinical development for reducing the morbidity and mortality of patients with diabetes following a myocardial infarction. ALT-2074 has demonstrated potential efficacy in animal models of heart attack and in a 20-patient clinical trial in ulcerative colitis. Our goal is to develop ALT-2074 in acute coronary syndrome as a targeted drug for high risk diabetic patients. The compound has demonstrated the ability to reduce infarct size by approximately 85 percent in a mouse model of heart attack called ischemia reperfusion injury. It is currently being evaluated in a clinical trial for evidence of myocardial protection following angioplasty in high-risk diabetic patients. This Phase 2 clinical study was opened for enrollment in Israel, in May 2006. We expect to report interim results of this trial later in 2007. In June 2007, we initiated a Phase 2 study using ALT-2074 in diabetic patients, testing positive for a marker of increased cardiovascular risk (haptoglobin genotype testing). Patients are being treated with ascending doses of ALT-2074 or placebo for 28 days as we track inflammatory biomarkers and functional improvement in their reverse cholesterol transport. Results from this study are anticipated in the first quarter of 2008.

● Alagebrium chloride or alagebrium (formerly ALT-711), is an Advanced Glycation End-product Crosslink Breaker being developed for diastolic heart failure (“DHF”) and diabetic nephropathy. Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction (“ED”). These diseases represent rapidly growing markets of unmet medical needs, particularly common among diabetic patients. The compound has been tested in approximately 1,000 patients, which represents a sizeable human safety database, in a number of Phase 2 clinical studies.

Future Development Plans

We have been primarily focused on fund-raising activities and exploring strategic relationships to support our development programs.  Since we have been able to complete our Series B Preferred Stock Financing, as described elsewhere in this quarterly report, we hope to proceed with several studies involving ALT-2074 and alagebrium.  With respect to ALT-2074, in addition to the myocardial protection study, and the Phase II biomarker study designed to correlate the dose and schedule of ALT-2074 with an effect on inflammatory biomarker levels and various components of cholesterol, we are considering other clinical development activities.  With respect to alagebrium, we plan, among other things, to initiate a small Phase II study to examine the impact of alagebrium on heart function.  As previously reported, we also expect that alagebrium will be studied in a clinical trial of patients with Type I diabetes and microalbuminuria (protein in the urine), funded by the Juvenile Diabetes Research Foundation.

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

Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $252,309,586 as of June 30, 2007, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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

Our business is subject to significant risks including, but not limited to, (1) ability to obtain and maintain sufficient financial resources to conduct and continue enrollment in our clinical studies of ALT-2074 and alagebrium, (2) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (3) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (4) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (5) technological change and competition, (6) manufacturing uncertainties, and (7) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during preclinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Part II of the Quarterly Report under the heading “Item 1A - Risk Factors.”

Results of Operations

Three Months ended June 30, 2007 and 2006

Total revenues for the three months ended June 30, 2007 and 2006, were $77,000 and $116,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and other income. The decrease from 2006 to 2007 was attributed to lower investment balances and partially offset by higher interest rates. In 2007 and 2006 other income included $50,000 and $50,000, respectively, received from a licensing agreement with Avon Products, Inc., which we entered into in June 2005.

Our total expenses were approximately $5,574,000 for the three months ended June 30, 2007, compared to $1,159,000 for the three months ended June 30, 2006. This increase was primarily the result of approximately $3,230,000 of non-cash interest expense relating to the notes that we issued as part of our private financing described elsewhere in this Quarterly Report.

Research and development expenses were $1,653,000 for the three months ended June 30, 2007, as compared to $511,000 for the same period in 2006, an increase of $1,142,000, or 223.3%. This increase was attributed to increased patent expenses, clinical trial costs and preclinical expenses partially offset by a decrease in personnel cost and product liability insurance. In the three months ended June 30, 2007, of the total amount spent on research and development expenses, we incurred $885,000 in patent and licensing expenses, $54,000 in personnel and personnel-related expenses, $45,000 in third party consulting and $36,000 in product liability insurance. In 2006, of the total amount spent on research and development expenses, we incurred $16,000 in patent expenses, $116,000 in personnel and personnel-related expenses, $64,000 in product liability insurance and $145,000 in third party consulting. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

General and administrative expenses were $692,000 for the three months ended June 30, 2007, as compared to $648,000 for the same period in 2006, an increase of 6.8%. The increase is a result of higher personnel costs which is inclusive of stock-based compensation in 2007 offset by lower insurance costs.

Our net loss applicable to common stockholders was $5,498,000 for the three months ended June 30, 2007, compared to $2,237,000 in the same period in 2006, an increase of 145.8%. This increase was primarily a result of non-cash interest expense relating to the notes that we issued as part of our private financing. Included in the net loss applicable to common stockholders are preferred stock dividends of $0 and $1,194,000 for the three months ended June 30, 2007 and 2006, respectively.

Six Months ended June 30, 2007 and 2006

Total revenues for the six months ended June 30, 2007 and 2006, were $113,000 and $177,000, respectively. Revenues were derived from interest earned on cash and cash equivalents and other income. The decrease from 2006 to 2007 was attributed to lower investment balances and partially offset by higher interest rates. In 2007 and 2006 other income included $50,000 and $50,000, respectively, received from a licensing agreement with Avon Products, Inc.

Our total expenses were approximately $9,277,000 for the six months ended June 30, 2007, compared to $2,841,000 for the six months ended June 30, 2006. This increase was primarily the result of approximately $5,235,000 of non-cash interest expense relating to the notes that we issued as part of our private financing.

Research and development expenses were $2,401,000 for the six months ended June 30, 2007, as compared to $1,032,000 for the same period in 2006, an increase of $1,369,000, or 132.7%. This increase was attributed to increased patent expenses, clinical trial costs and preclinical expenses partially offset by a decrease in personnel cost and product liability insurance. In the six months ended June 30, 2007, of the total amount spent on research and development expenses, we incurred $1,166,000 in patent and licensing expenses, $156,000 in personnel and personnel-related expenses, $103,000 in third party consulting and $63,000 in product liability insurance. In 2006, of the total amount spent on research and development expenses, we incurred $87,000 in patent expenses, $348,000 in personnel and personnel-related expenses, $164,000 in product liability insurance and $230,000 in third party consulting. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

General and administrative expenses were $1,640,000 for the six months ended June 30, 2007, as compared to $1,809,000 for the same period in 2006, a decrease of 9.3%. The decrease is a result of lower personnel costs and insurance costs.

Our net loss applicable to common stockholders was $9,164,000 for the six months ended June 30, 2007, compared to $5,034,000 in the same period in 2006, an increase of 82.1%. This increase was primarily a result of non-cash interest expense relating to the notes that we issued as part of our private financing. Included in the net loss applicable to common stockholders are preferred stock dividends of $0 and $2,369,000 for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents at June 30, 2007, of $2,984,000, compared to $1,478,780 at December 31, 2006. The increase is attributable to $5,242,000 of net cash provided by financing activities offset by $3,725,000 used in operating activities. At June 30, 2007, we had a negative working capital of $3,126,000.

We do not have any approved products and currently derive cash from sales of our securities, and interest on cash and cash equivalents. We are highly susceptible to conditions in the global financial markets and in the pharmaceutical industry. Positive and negative movement in those markets will continue to pose opportunities and challenges to us. Previous downturns in the market valuations of biotechnology companies and of the equity markets more generally have restricted our ability to raise additional capital on favorable terms.

On April 5, 2007, we entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Agreement”) with institutional investors. Pursuant to the terms and subject to the conditions contained in the Series B Agreement, on July 25, 2007, we issued and sold to the Buyers, and the Buyers purchased from us, $25,000,000 of our newly created Series B Preferred Stock and warrants to purchase shares of our Series B Preferred Stock (the “Financing”).

On June 1, 2007 the Company entered into Amendment No. 1 to the Series B Preferred Stock and Warrant Purchase Agreement (“Amendment No. 1 to the SPA”) by the Company and the Buyers, which amends the Series B Agreement. Pursuant to Amendment No. 1 to the SPA, the per share price at which the Series B Preferred Stock of the Company will be sold in the proposed preferred stock financing, was fixed at a price of $0.05 (prior to the reverse stock split) per share. Prior to entering into Amendment No. 1 to the SPA, the price per share at which the Series B Preferred Stock of the Company was sold in the financing was to be within a range between $0.05 and $0.075 (each prior to the implementation of a reverse stock split) and was to be determined following the requisite shareholder vote regarding the financing and the reverse stock split, as set forth in the Series B Agreement.

On June 1, 2007, we entered into an omnibus amendment (the “Omnibus Amendment”) with the holders of the Company’s Senior Secured Convertible Promissory Notes, dated January 11, 2007 (the “Notes”). The Omnibus Amendment amended the following documents: (i) the Note and Warrant Purchase Agreement, dated January 11, 2007 (the “Note Purchase Agreement”), (ii) the Notes, and (iii) the warrants issued to the holders of the Notes, each dated January 11, 2007 (the “Warrants”). Pursuant to the Omnibus Amendment, the Note Purchase Agreement was amended to provide for the issuance of an additional $3,000,000 of indebtedness by the Company. In order to provide for such additional indebtedness, the Notes, in the original principal amount of $3,000,000, were cancelled and replaced with amended and restated senior convertible promissory notes in an aggregate principal amount of $6,000,000 (the “New Notes”). The New Notes increased certain penalties contained in the Notes if the proposed preferred stock financing transaction between us and the holders of the Notes was not closed by July 31, 2007, as follows: we would have been obligated to pay to the holders of the New Notes a $6,000,000 penalty in addition to the outstanding principal and interest that will become due under the New Notes on July 31, 2007, and we would have been obligated to pay the holders 30% of any amount received by us from financing, sale or licensing transactions completed prior to June 30, 2009, subject to a cap of $8,000,000.

On July 20, 2007, at our annual meeting of stockholders, our stockholders approved the issuance of securities in the financing pursuant to the Series B Agreement. At the closing of the financing, on July 25, 2007, we issued 10,000,000 shares of our Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock to the Buyers. These warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share.

Contemporaneously with the execution and delivery of the Note Purchase Agreement and the issuance by us to the Buyers of the Notes and the Warrants, the Parties executed (i) a Security and Guaranty Agreement (the “Security Agreement”), pursuant to which the Company and our wholly owned subsidiary HaptoGuard agreed to provide to the Buyers a first priority security interest in certain Collateral (as this term is defined in the Security Agreement) to secure the Company’s obligations under the Agreement and the New Notes, and (ii) an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company and HaptoGuard agreed to provide to the Buyer a first priority security interest in certain IP Collateral (as this term is defined in the Intellectual Property Security Agreements) to secure our obligations under the Agreement and the New Notes. The Security Agreement and the security interest in certain Collateral, terminated upon the conversion of the New Notes.

In addition, in connection with the execution and delivery of the Note Purchase Agreement, we have amended our Amended and Restated Stockholder Rights Agreement, dated as of July 27, 2005 (the “Rights Agreement”), to provide that the Buyers would not be deemed Acquiring Persons (as defined in the Rights Agreement) and that the purchase of the Notes and Warrants by the Buyers would not be deemed to trigger a Stock Acquisition Date or a Distribution Date each as defined in the Rights Agreement.

The following unaudited pro forma financial information presents the condensed consolidated Balance Sheet of the Company as if the financing and related transactions took place on June 30, 2007, instead of July 25, 2007, which is inclusive of the issuance of the preferred stock.

$(000)
Cash and cash equivalents	$21,819
All other assets	1,191

Total assets	23,010

Total liabilities	3,012
Total stockholders’ equity	19,998

Total liabilities and stockholders’ equity	$23,010

We submitted a Plan of Compliance to AMEX on November 6, 2006, outlining our operational plan and strategic objectives, and amended our Plan of Compliance on January 3, 2007 and January 5, 2007. The Plan of Compliance was prepared in response to a letter received from AMEX on October 9, 2006, indicating we were below certain continued listing standards. These standards were (i) Section 1003(a)(i) of the AMEX Company Guide, as a result of our stockholder’s equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years; (ii) Section 1003(a)(ii) of the AMEX Company Guide, as a result of our shareholder’s equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years; and (iii) Section 1003(a)(iii) of the AMEX Company Guide, as a result of our stockholder’s equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years. To date, we have not regained compliance with such continued listing standards, but we are working towards achieving that goal consistent with our Plan of Compliance.

On January 24, 2007, we received a notice from the staff (the “Staff”) of AMEX, that AMEX has accepted our plan to regain compliance with AMEX continued listing standards, and that our listing will be continued pursuant to an extension until April 9, 2008 (the “Extension Period”).

We will be subject to periodic review by the Staff during the Extension Period, and are required to provide the Staff with periodic updates in connection with the Plan of Compliance. Failure to make progress consistent with the Plan of Compliance or to regain compliance with the continued listing standards by the end of the Extension Period could result in our being delisted from AMEX.

On April 1, 2007, we entered into an amendment of our License and Research Agreement with Bio-Rap Technologies Ltd. (“Bio-Rap”). Among other changes, the amendment extends to all fields our rights to sell therapeutic and diagnostic product pursuant to the licenses granted in that agreement.

In addition, the amendment will result in an increase in annual research funding provided by us to Bio-Rap, and in our making certain defined payments to Bio-Rap over the course of the next 18 months. Other payments due to Bio-Rap based on our sales of diagnostic products or grant of sublicense rights, including royalties, milestone payments and payments attributable to sublicense revenue, are significantly reduced. The amendment gives us the right to further reduce royalty payments on diagnostic products on making a one time payment within eight years, and to further reduce payments resulting from sublicense revenue on a one time payment made within the next five years. (See Note 7 -- Bio-Rap Technologies).

On April 2, 2007, we entered into an Amended and Restated Exclusive License Agreement with Oxis International (“Oxis”) that includes a worldwide exclusive license granted by Oxis to us and covering a family of orally bioavailable organoselenium compounds that have shown anti-oxidant and anti-inflammatory properties in clinical and preclinical studies, and which changes certain rights and obligations under our previous agreement with Oxis. Among other changes, the amended agreement broadens the field of our license to all uses of the licensed technology and eliminates the exclusive right of Oxis to act as a supplier of licensed product for us.

The amended agreement also requires that we make certain fixed payments to Oxis of up to $500,000 over the next six months, and enter into a share purchase agreement for the purchase of $500,000 of newly issued shares of Oxis common stock at a premium over the then current market price. We further commit to a minimum investment in a development program from licensed products.

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

b)  Material Weaknesses and Changes in Internal Controls. During the review of our financial statements for the three and six-month periods ended June 30, 2007, our independent registered public accounting firm identified material weaknesses regarding our internal controls over the recording of an obligation related to the restructuring of an agreement related in part to the financing and an obligation to purchase an investment during the second quarter ended June 30, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since this material weakness was identified by our independent registered public accounting firm in connection with its review of the financial statements in this Form 10-Q, the transactions subject to these issues are correctly accounted for and disclosed by us in the financial statements included in this Form 10-Q and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of commitments in order to prevent the recurrence of the circumstance that resulted in the material weakness identified in connection with the review of the financial statements in this Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, other than as set forth below:

Risks Related to Our Business

The holders of the Series B Preferred Stock are entitled to rights and preferences that are significantly greater than the rights and preferences of the holders of our common stock, including preferential payments upon a liquidation, as well as a dividend and registration rights associated with their shares.

Holders of the Company’s Series B Preferred Stock are entitled to a number of rights and preferences which holders of shares of our outstanding common stock do not and will not have. Among these rights and preferences is a preference on liquidation of the Company, which means that holders of the Series B Preferred Stock will be entitled to receive the proceeds out of any sale or liquidation of the Company before any such proceeds are paid to holders of our common stock. In general, if the proceeds received upon any sale or liquidation do not exceed the total liquidation proceeds payable to the holders of the Series B Preferred Stock, holders of common stock would received no value for their shares upon such a sale or liquidation. In addition, shares of the Series B Preferred Stock accrue dividends at a rate of 8% per year for a period of five years from the date on which the shares of Series B Preferred Stock were issued.

Holders of the Series B Preferred Stock also have significant rights with respect to certain actions that the Company may wish to take from time to time. At any time when any shares of Series B Preferred Stock remain outstanding, the Company may not, without the consent of the holders of a majority of the shares held by holders of at least $4,000,000 (measured as of the original issue date) worth of Series B Preferred Stock:

•	incur debt in excess of $2,000,000;

•	authorize securities at a price per share less than the price per share that the Series B Preferred Stock has been sold under the Series B Purchase Agreement;

•	increase the authorized capital of the Company;

•	create any new classes or series of stock with rights senior to the common stock;

•	issue any shares of the Company’s Series A Preferred Stock, other than in accordance with the Company’s shareholder rights plan;

•	amend any provision of the Company’s Certificate of Incorporation or Bylaws that changes the rights of the Series B Preferred Stock;

•	pay or declare any dividend on any capital stock of the Company;

•	purchase or redeem any securities;

•	issue any securities to employees other than pursuant to the Plan, or increase the number of shares of common stock reserved for issuance under the Plan;

•	liquidate, dissolve or wind-up;

•	merge with another entity;

•	sell or dispose of any assets of the Company, including the sale or license of its intellectual property;

•	change the number of directors;

•	amend any portion of the Company’s Certificate of Incorporation or Bylaws;

•	materially change the nature of the Company’s business;

•
intentionally take any action that may result in the Company’s stock no longer being approved for quotation on the AMEX or NASDAQ, or that would cause the common stock of the Company to no longer be registered pursuant to Section 12 of the Securities Exchange Act of 1934; or

•	amend any material agreement that has been filed with the Securities and Exchange Commission.

As a result, the Company will not be able to take any of these actions without first seeking and obtaining the approval of the holders of the Series B Preferred Stock. We may not be able to obtain such approval in a timely manner or at all, even if we think that taking the action for which we seek approval is in the best interests of the Company.

The Company has also entered into a Registration Rights Agreement with the holders of the Series B Preferred Stock, under which the Company has agreed to register the resale by those holders of the shares of common stock issuable upon conversion of the shares of Series B Preferred Stock, as well as upon conversion of the shares of Series B Preferred Stock underlying the Warrants sold in the financing. A failure to file the registration statement or to have the registration statement declared effective in a timely manner, among other things, would result in payment by the Company to each investor of liquidated damages in cash, subject to limitations set forth in the Registration Rights Agreement. These liquidated damages would generally be equal to 1% of the aggregate purchase price paid by the holder of the Series B Preferred Stock, payable on the date the failure occurs and on each monthly anniversary of such date until the event is cured, subject to an overall limit of 8% for each calendar year. If we are required to pay liquidated damages under this agreement, the payments could have a material adverse effect on our results of operations.

The holders of the Series B Preferred Stock represent a significant voting interest in the Company.

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder at an initial conversion rate of 1:1, subject to adjustment. Assuming the full conversion of all of the shares of Series B Preferred Stock into our common stock, and the exercise all of warrants to acquire shares of Series B Preferred Stock which are then converted into shares of our common stock, the holders of the Series B Preferred Stock would represent approximately 83% of our issued and outstanding capital stock as of June 30, 2007. Accordingly, in the event that all of the shares of Series B Preferred Stock were to be converted into our common stock, a change in control of the Company would occur. Prior to such conversion, each holder of Series B Preferred Stock is entitled to cast the number of votes equal to one-half of the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder are convertible. Therefore, on the date of issuance of the Series B Preferred Stock, the holders of Series B Preferred Stock held approximately 41% of the voting power of the Company.

Failure to remediate the material weaknesses in our internal controls and to achieve and maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

During the review of our financial statements for the three and six-month periods ended June 30, 2007, our independent registered public accounting firm identified material weaknesses regarding our internal controls over the recording of an obligation related to the restructuring of an agreement related in part to the financing and an obligation to purchase an investment during the second quarter ended June 30, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since this material weakness was identified by our independent registered public accounting firm in connection with its review of the financial statements in this Form 10-Q, the transactions subject to these issues are correctly accounted for and disclosed by us in the financial statements included in this Form 10-Q and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of commitments in order to prevent the recurrence of the circumstance that resulted in the material weakness identified in connection with the review of the financial statements in this Form 10-Q.  However, we cannot currently assure you that the remedial measures that are currently being implemented will be sufficient to result in a conclusion that our internal controls no longer contain any material weaknesses, and that our internal controls are effective. In addition, we cannot assure you that, even if we are able to achieve effective internal control over financial reporting, our internal controls will remain effective for any period of time. The failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair our ability to raise capital through additional offerings.

We currently have outstanding warrants and options to purchase an aggregate of 3,757,966 shares of our common stock, including warrants to purchase 3,551,640 shares of our common stock.

Sales of these shares in the public market, or the perception that future sales of such shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 29% of the outstanding common stock, which includes fully vested options to purchase common stock. In addition, approximately 162,672 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

The actual sale or the availability for sale, of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional securities.

ITEM 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on July 20, 2007. The following matters were voted upon at the Meeting: (i) an amendment to the Company’s 2005 Stock Plan to reserve up to an additional 53,000,000 shares (prior to the implementation of the reverse stock split) of common stock for issuance under the Plan; (ii) the issuance of shares of the Company’s Series B Preferred Stock, warrants to purchase Series B Preferred Stock, shares of Series B Preferred Stock issuable upon exercise of such warrants and our common stock issuable upon conversion of Series B Preferred Stock, each pursuant to the Series B Preferred Stock and Warrant Purchase Agreement, dated as of April 5, 2007, as amended on June 1, 2007; (iii) our Amended and Restated Certificate of Incorporation, which will be amended in order to increase the authorized number of shares of preferred stock; (iv) our Amended and Restated Certificate of Incorporation, which will be amended in order to designate the rights and preferences of the Series B Preferred Stock; (v) the Company’s Amended and Restated Certificate of Incorporation, which will be amended in order to change of the name of the Company from Alteon Inc. to Synvista Therapeutics, Inc.; (vi) our Amended and Restated Certificate of Incorporation, which will be amended in order to change the provisions regarding the indemnification of Directors; (vii) our Amended and Restated Certificate of Incorporation, which will be amended in order to A remove references to retired classes of preferred stock; (viii) our Amended and Restated Certificate of Incorporation, which will be amended in order to effect a reverse stock split of our common stock at a ratio within the range of 1:50 to 1:100, with the specific ratio to be determined by the Board of Directors of the Company; (ix) Adjournment of the Annual Meeting if necessary; and (x) to ratify the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The number of votes reflected are prior to the implementation of the reverse stock split.

(i) The number of votes cast for, against and abstaining from the proposal to approve an amendment to the our 2005 Stock Plan to reserve up to an additional 53,000,000 shares (prior to the implementation of the reverse stock split) of common stock for issuance under the Plan, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

69,401,200	3,877,417	896,877	46,405,465

(ii) The number of votes cast for, against and abstaining from the proposal the issuance of shares of our Series B Preferred Stock, warrants to purchase Series B Preferred Stock, shares of Series B Preferred Stock issuable upon exercise of such warrants and our common stock issuable upon conversion of Series B Preferred Stock, each pursuant to the Series B Preferred Stock and Warrant Purchase Agreement, dated as of April 5, 2007, as amended on June 1, 2007, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

70,229,000	2,980,118	966,376	46,405,465

(iii) The number of votes cast for, against and abstaining from the proposal the Company’s Amended and Restated Certificate of Incorporation, which will be amended in order to increase the authorized number of shares of preferred stock of the corporation, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

70,207,506	2,809,244	1,158,744	46,405,465

(iv) The number of votes cast for, against and abstaining from the proposal for the approval of the Company’s Amended and Restated Certificate of Incorporation, which will be amended in order to designate the rights and preferences of the Series B Preferred Stock, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

70,288,179	2,956,779	930,536	46,405,465

(v)  The number of votes cast for, against and abstaing from the proposal for the approval of the Company’s Amended and Restated Certificate of Incorporation, which will be amended in order to change the name of the Company from Alteon Inc. to Synvista Therapeutics, Inc., were as follows:

Votes For	Votes Against	Abstentions

115,892,664	1,977,351	2,710,941

(vi) The number of votes cast for, against and abstaining from the proposal for the approval the Company’s Amended and Restated Certificate of Incorporation, which will be amended in order to change the provisions regarding the indemnification of Directors, were as follows:

Votes For	Votes Against	Abstentions

110,831,076	7,344,758	2,405,122

(vii) The number of votes cast for, against and abstaining from the proposal for the approval of the Company’s Amended and Restated Certificate of Incorporation, which will be amended in order to A remove references to retired classes of preferred stock, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

71,732,694	1,513,025	929,775	46,405,465

(viii) The number of votes cast for, against and abstaining from the proposal for the approval of the Company’s Amended and Restated Certificate of Incorporation, which will be amended in order to effect a reverse stock split of our common stock at a ratio within the range of 1:50 to 1:100, with the specific ratio to be determined by the Board of Directors of the Company, were as follows:

Votes For	Votes Against	Abstentions

114,161,904	4,127,929	2,291,124

(ix) The number of votes cast for, against and abstaining from the proposal for the approval of an adjournment of the Annual Meeting if necessary, were as follows:

Votes For	Votes Against	Abstentions

110,529,735	7,591,809	2,459,409

(x) The number of votes cast for, against and abstaining from the ratification the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, were as follows:

Votes For	Votes Against	Abstentions

117,049,443	979,702	2,551,812

ITEM 6. Exhibits.

Exhibits

See the “Exhibit Index” on page 28 for exhibits required to be filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007

SYNVISTA THERAPEUTICS, INC.

By:	/s/ Noah Berkowitz, M.D., Ph.D.
Noah Berkowitz, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Jeffrey P. Stein
Jeffrey P. Stein, CPA
(principal financial and accounting officer)

EXHIBIT INDEX
Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Synvista Therapeutics, Inc.

10.1	Amended and Restated Exclusive License Agreement by and between Synvista Therapeutics, Inc. and Oxis International dated April 2, 2007.*

10.2	License and Research Agreement by and between Synvista Therapeutics, Inc. and Bio-Rap Technologies Ltd. as amended*.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this exhibit.