Form 10-K/A
period 2006-12-31
Synvista Therapeutics, Inc.
filed 2007-10-16
CIK 878903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

At September 28, 2007, 2,586,377 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

Documents Incorporated By Reference

None.

TABLE OF CONTENTS

EXPLANATORY NOTE
Part II
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data

Part IV
Item 15. Exhibits, Financial Statement Schedules

SIGNATURES

EX-23.1 CONSENT OF J.H. COHN LLP
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO

EXPLANATORY NOTE

Synvista Therapeutics, Inc. (“Synvista” or the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 22, 2007, and amended on April 30, 2007, for the purpose of amending and supplementing certain information contained in Part II of the Annual Report on Form 10-K, as well as the audited consolidated financial statements and notes thereto. Part IV is also being amended to update the Exhibit Index and to add new certifications in accordance with Rule 13a - 14 under the Exchange Act.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Income:
License fees and other income	$62	$100	$152	$—	$—
Expenses:
Research and development	1896	9,074	10,147	9,930	14,992
In-process research and development	11,379	—	—	—	—
General and administrative	4,655	4,325	4,532	5,046	2,946
Total expenses	17,930	13,399	14,679	14,976	17,938
Net loss from operations	(17,868)	(13,299)	(14,527)	(14,976)	(17,938)
Investment income	188	358	182	179	410

Loss before income tax benefit	(17,680)	(12,941)	(14,345)	(14,797)	(17,528)
Income tax benefit	—	327	386	345	647
Net loss	(17,680)	(12,614)	(13,959)	(14,452)	(16,881)
Preferred stock dividends	2,653	4,486	4,135	3,791	3,485
Net loss applicable to common stockholders	$(20,333)	$(17,100)	$(18,094)	$(18,243)	$(20,366)
Basic/diluted net loss per share applicable to common stockholders	$(0.22)	$(0.30)	$(0.41)	$(0.50)	$(0.64)
Weighted average common shares used in computing basic/diluted net loss per share	91,434	57,639	44,349	36,190	31,793

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,479	$6,583	$11,176	$16,679	$17,439
Working capital	730	5,657	8,740	15,033	13,786
Total assets	2,305	7,134	11,642	17,255	18,099
Accumulated deficit	(243,146)	(222,813)	(205,713)	(187,619)	(169,376)
Total stockholders’ equity	1,243	5,992	9,047	15,384	14,303

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

Results of Operations

Years Ended December 2006, 2005 and 2004

Revenues

Total revenues for 2006, 2005 and 2004 were $62,000, $100,000 and $152,000, respectively. In 2006, other income included $50,000 received from a licensing agreement with Avon Products, Inc. In 2005, other income included $100,000 received from a licensing agreement with Avon Products, Inc. In 2004, other income included approximately $52,000 derived from the sale of fully depreciated laboratory equipment and supplies and a reimbursement of $100,000 for improvements made to our former facility in Ramsey, New Jersey. The increase in investment income in 2005 versus 2004 was attributed to an increase in short term interest rates, partially offset by lower investment balances.

Research and Development

Research and development expense consists of costs incurred in connection with developing and advancing our drug discovery technology and identifying and developing our product candidates. We charge all research and development expenses to operations as incurred.

Our research and development expense consists of:

• internal costs associated with research, preclinical and clinical activities;

• payments to third-party contract research organizations, investigative sites and consultants in connection with our preclinical and clinical development programs;

• costs associated with drug formulation and supply of drugs for clinical trials;

• personnel related expenses, including salaries, stock-based compensation, benefits and travel; and

• overhead expenses, including rent.

We currently have two lead products in clinical development. A Phase 2 clinical study for ALT-2074 was opened for enrollment in May 2006, but progress of enrollment has been slow due in part to ineffective study design, geopolitical problems in Israel and a delay in acquiring the necessary financing. As of December 31, 2006, we had suspended enrollment for the Phase 2 clinical trial of our second product candidate, alagebrium, in heart failure due to lack of funding, and we had no subjects under protocol in any clinical study of alagebrium.

On July 25, 2007, we completed a $25 million financing, which will enable us to resume our Phase 2 clinical trials. We have not been tracking our clinical development costs on a project by project basis because we only had one product in clinical development until June 2006 and were forced to curtail research activities due to lack of funding until July 2007. We plan to keep track of our clinical development costs on a project by project basis going forward and will provide applicable by project disclosures in our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

   We do not know if we will be successful in developing our product candidates. While expenses associated with the development of our current clinical programs are expected to be substantial and to increase over time, we believe that accurately projecting total program-specific expenses through commercialization is not possible at this time due to the following factors: the timing and amount of these expenses will depend upon the costs associated with potential future clinical trials of our product candidates, and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time based on our stage of development. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including those with respect to:

• the number of clinical sites included in the trial;

• the length of time required to enroll suitable subjects;

• the number of subjects that ultimately participate in the trials; and

• the efficacy and safety results of our clinical trials and the number of additional required clinical trials.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals and the expense of filing, prosecuting, defending or enforcing any patent claims or other intellectual property rights. In addition, we may obtain unexpected or unfavorable results from our clinical trials. We may elect at any time to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables in the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development. Additionally, future commercial and regulatory factors beyond our control will evolve and therefore impact our clinical development programs and plans over time. Due to the risks and uncertainties described above, we cannot currently estimate when material net cash flows from significant projects may commence, if at all.

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

Investment Income

Investment income for 2006, 2005 and 2004 was $188,000, $358,000 and $182,000, respectively. Investment income was derived from interest earned on cash and cash equivalents and short-term investments. Investment income in 2006 was lower than that in 2005 due to lower investment balance, partially offset by higher interest rates. The increase in investment income in 2005 versus 2004 was attributed to an increase in short term interest rates, partially offset by lower investment balances.

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

In January 2007, we completed a private financing of senior convertible secured promissory notes (the “Notes”) and warrants, which provided net proceeds of approximately $3,000,000. In connection with this financing, we issued five-year warrants to purchase 25,734,453 shares of our common stock at $0.01 per share. Each Note accrues interest at a rate of 8% per annum and the principal and interest on the Note are due and payable, if not converted, on May 31,2007. The Notes will automatically be converted into any security that is issued by us to the Buyers and other potential investors in connection with a proposed private preferred stock and warrant financing of up to $20 million that is currently being negotiated. The closing of any such additional financing, which we anticipate will be done at a discount from the market price, will be subject to the satisfaction of various conditions, including stockholder approval. In addition, at the option of the Buyers, the Notes may be converted into any security that is sold by the Company in any other financing on or prior to May 31, 2007. If the Notes have not been repaid or converted prior to May 31, 2007, we will be obligated to repay the outstanding principal amount pus any accrued but unpaid interest as well as (i) an additional $1,000,000 and (ii) fifteen percent (15%) of any amount received from financing, sale or licensing transactions completed prior to June 30, 2008, subject to a cap of $2,000,000 in the aggregate. Finally, at the option of the Buyers, unless otherwise converted, the Notes may be converted into shares of our common stock, at a price equal to the closing price of our common stock on January 11, 2007. In connection with note and warrant financing, the Company anticipates recognizing a significant amount of non-cash, and potentially cash, interest expense in the first and second quarters of 2007.

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

We expect to utilize cash and cash equivalents to fund our operating activities, including continued development of ALT-2074 and alagebrium. However, as a result of the discontinuation of the Phase 2b SPECTRA trial in systolic hypertension and a decrease in our financial resources, we have significantly curtailed all product development activities of alagebrium and have reduced expenses for the year ended December 31, 2006. While we intend to pursue development of ALT-2074 and alagebrium, any continued development of alagebrium by us is contingent upon our entering into strategic collaboration agreements for this product candidate which, among other things, would be required to include funding for product development. We may not be able to enter into a strategic collaboration agreement with respect to ALT-2074 or alagebrium on reasonable terms, or at all. No enrollment or other activity is taking place with respect to any of our Phase 2 trials of alagebrium pending the resolution of our financial resource issues. If we are unable to secure additional financing on reasonable terms, unable to generate sufficient new sources of revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, we will not have the ability to continue as a going concern beyond the second quarter of 2007.

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

Commitments

The table below presents our contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Employment agreements (1)	$382,694	$382,694	$—	$—	$—
Operating lease commitments	293,421	85,581	195,614	12,226	—
Total contractual obligations	$676,115	$468,275	$195,614	$12,226	$—

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

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (SAB 104) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

Due to the immaterial nature of our current licensing revenues under the Avon Products, Inc. license agreement, we recognize revenues from non-refundable, up-front license fees as received which approximates the straight-line basis. The Company has no further obligations under this agreement.

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

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This provisions of EITF 00-19-2 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of EITF 00-19-2 will have on our financial statements.

Item 8. Financial Statements and Supplementary Data.

(a) The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Amendment No. 2 to Annual Report on Form 10-K/A. A list of the consolidated financial statements filed herewith is found at “Index to Consolidated Financial Statements” on page 12.

(b) The unaudited quarterly financial data for the two-year period ended December 31, 2006 is as follows:

	Income	Expenses	Loss Before Income Tax Benefit	Net Loss Applicable to Common Stockholders	Basic/Diluted Loss Per Share
	(in thousands, except per share amounts)
2006
First Quarter	$0	$1,682	$(1,621)	$(2,796)	$(0.05)
Second Quarter	50	1,159	(1,043)	(2,237)	(0.03)
Third Quarter	0	14,115	(14,076)	(14,360)	(0.13)
Fourth Quarter	12	974	(940)	(940)	(0.01)
Total Year	$62	$17,930	$(17,680)	$(20,333)	$(0.22)

2005
First Quarter	$0	$4,741	$(4,642)	$(5,714)	$(0.10)
Second Quarter	100	3,577	(3,376)	(4,482)	(0.08)
Third Quarter	0	3,043	(2,957)	(4,098)	(0.07)
Fourth Quarter	0	2,038	(1,966)	(2,806)	(0.05)
Total Year	$100	$13,399	$(12,941)	$(17,100)	$(0.30)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements.

Our audited consolidated financial statements and the Report of Independent Registered Public Accounting Firm are filed with this Report.

(b) Exhibits.

The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alteon Inc.

We have audited the accompanying consolidated balance sheets of Alteon Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $17,679,737 and used $7,438,275 of cash in operating activities during the year ended December 31, 2006. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
February 15, 2007

ALTEON INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,478,780	$6,582,958
Other current assets	314,156	216,290
Total current assets	1,792,936	6,799,248
Property and equipment, net	10,500	55,154
Restricted cash	-	150,000
Other assets	501,889	129,195
Total assets	$2,305,325	$7,133,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.	$809,492	$351,232
Accrued expenses	253,022	790,705
Total current liabilities.	1,062,514	1,141,937
Stockholders' Equity:
Preferred stock, $.01 par value; 1,993,329 shares authorized, 0 shares issued and outstanding at December 31, 2006 and 1,389 shares of Series G Preferred Stock, and 4,172 shares of of Series H Preferred Stock issued and outstanding at December 31, 2005	-	56
Common stock, $.01 par value; 300,000,000 shares authorized and 129,318,858 and 57,996,711 shares issued and outstanding, as of December 31, 2006 and December 31, 2005	1,293,189	579,967
Additional paid-in capital	243,095,483	228,225,082
Accumulated deficit	(243,145,861)	(222,813,445)
Total stockholders' equity	1,242,811	5,991,660
Total liabilities and stockholders' equity	$2,305,325	$7,133,597

The accompanying notes are an integral part of these consolidated financial statements.

ALTEON INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
Revenues:
License fees and other income	$62,069	$100,000	$151,821
Expenses:
Research and development	1,896,204	9,074,244	10,147,298
In-process research and development	11,379,348	-	-
General and administrative	4,654,689	4,325,225	4,531,953
Total expenses	17,930,241	13,399,469	14,679,251
Net loss from operations	(17,868,172)	(13,299,469)	(14,527,430)
Investment income	188,435	358,446	182,574
Loss before income tax benefit	(17,679,737)	(12,941,023)	(14,344,856)
Income tax benefit	0	326,564	386,210
Net loss	(17,679,737)	(12,614,459)	(13,958,646)
Preferred stock dividends	2,652,679	4,486,336	4,135,145
Net loss applicable to common shares	$(20,332,416)	$(17,100,795)	$(18,093,791)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.30)	$(0.41)
Weighted average common shares outstanding:
Basic and diluted	91,434,386	57,639,255	44,349,015

The accompanying notes are an integral part of these consolidated financial statements.

ALTEON INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2003.	4,699	$47	40,467,148	$404,671	$202,598,573	$(187,618,859)	$15,384,432
Net loss	-	-	-	-	-	(13,958,646)	(13,958,646)
Issuance of Series G and H preferred stock dividends	414	4	-	-	4,135,141	(4,135,145)	-
Exercise of employee stock	-	-	5,750	58	5,027	-	5,085
Public offerings of common stock	-		8,000,000	80,000	7,501,318	-	7,581,318
Compensation expense in connection with the issuance of non-qualified stock options granted to non-employees	-	-	-	-	34,731	-	34,731
Balance, December 31, 2004	5,113	51	48,472,898	484,729	214,274,790	(205,712,650)	9,046,920
Net loss	-	-	-	-	-	(12,614,459)	(12,614,459)
Issuance of Series G and H preferred stock dividends	448	5	-	-	4,486,331	(4,486,336)	-
Public offerings of common stock	-	-	9,523,813	95,238	9,437,057	-	9,532,295
Compensation expense in connection with the issuance of non-qualified stock options granted to non-employees	-	-	-	-	26,904	-	26,904
Balance, December 31, 2005	5,561	56	57,996,711	579,967	228,225,082	(222,813,445)	5,991,660
Net loss	-	-	-	-	-	(17,679,737)	(17,679,737)
Private placement of common stock	-	-	10,960,400	109,604	2,366,402	-	2,476,006
Issuance of Series G and H preferred stock dividends	238	2	-	-	2,652,677	(2,652,679)	-
Common stock issued in connection with the merger	-	-	37,399,065	373,991	8,426,009	-	8,800,000
Preferred stock converted to common stock as a result of the merger	(5,799)	(58)	13,492,349	134,923	(134,865)	-	-
Assumption of HaptoGuard vested stock options	-	-	-	-	235,000	-	235,000
Private placement of common stock	-	-	9,470,333	94,704	1,235,316	-	1,330,020
Stock-based compensation.	-	-	-	-	66,745	-	66,745
Options issued for consulting services	-	-	-	-	5,122	-	5,122
Compensation costs related to restricted stock	-	-	-	-	17,995	-	17,995
Balance, December 31, 2006	-	$-	129,318,858	$1,293,189	$243,095,483	$(243,145,861)	$1,242,811

The accompanying notes are an integral part of these consolidated financial statements.

ALTEON INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(17,679,737)	$(12,614,459)	$(13,958,646)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation.	66,745	26,904	34,731
Options issued for consulting services	5,122	-	-
Compensation costs related to restricted stock	17,995	-	-
In-process research and development	11,379,348	-	-
Gain on sale of laboratory equipment	-	-	(51,821)
Depreciation and amortization	49,116	65,223	74,870
Changes in operating assets and liabilities, net of acquisition:
Other current assets.	(408,026)	(56,926)	66,075
Other assets	(501,889)	-	-
Accounts payable and accrued expenses	(366,949)	(1,453,538)	724,922
Net cash used in operating activities	(7,438,275)	(14,032,796)	(13,109,869)
Cash Flows from Investing Activities:
Capital expenditures.	-	(13,108)	(81,175)
Proceeds on sale of laboratory equipment	-	-	51,821
Restricted cash.	150,000	50,000	50,000
Acquisition costs, net of cash acquired.	(1,621,929)	(129,195)	-
Net cash provided by (used in) investing activities	(1,471,929)	(92,303)	20,646
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	3,806,026	9,532,295	7,581,318
Net proceeds from exercise of employee stock options	-	-	5,085
Net cash provided by financing activities	3,806,026	9,532,295	7,586,403
Net decrease in cash and cash equivalents	(5,104,178)	(4,592,804)	(5,502,820)
Cash and cash equivalents, beginning of period	6,582,958	11,175,762	16,678,582
Cash and cash equivalents, end of period	$1,478,780	$6,582,958	$11,175,762
Supplemental disclosure of non-cash investing and financing activities:
Common stock and other equity consideration issued as a result of the merger	$9,035,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - Organization and Summary of Significant Accounting Policies

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

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (SAB 104) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

Due to the immaterial nature of our current licensing revenues under the Avon Products, Inc. license agreement, we recognize revenues from non-refundable, up-front license fees as received which approximates the straight-line basis. The Company has no further obligations under this agreement.

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

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This provision of EITF 00-19 will be effective for us beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of EITF 00-19 will have on our consolidated financial statements.

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

Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of December 31, 2006, 2005 and 2004 was 33,372,125, 286,187,720 and 50,297, shares, respectively. (See Note 12 - Merger with HaptoGuard, Inc.).

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

Alteon expects to utilize cash and cash equivalents to fund its operating activities, including continued development of ALT-2074 and alagebrium. It has significantly curtailed product development activities and has reduced expenses for the year ended December 31, 2006. While the Company intends to pursue development of ALT-2074 and alagebrium, any continued development by the Company of alagebrium is contingent upon its entering into strategic collaboration agreements for these products which, among other things, would be required to include funding for product development. The Company may not be able to enter into a strategic collaboration agreement with respect to ALT-2074 or alagebrium on reasonable terms, or at all. No enrollment or other activity is taking place with respect to any of its Phase 2 trials of alagebrium pending the resolution of its financial resource issues. The Company is urgently continuing to pursue fund-raising possibilities through the sale of its securities. If the Company is unable to secure additional financing on reasonable terms, unable to generate sufficient new sources or revenue through collaborative arrangements or if the level of cash and cash equivalents falls below anticipated levels, the Company will not have the ability to continue as a going concern beyond the second quarter of 2007. (See Note 13 - Subsequent Event).

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

NOTE 3 — Other Current Assets

	December 31,
	2006	2005
Deferred financing costs	$49,200	$—
Prepaid insurance	242,615	216,290
Prepaid other	22,341	—
	$314,156	$216,290

NOTE 4 — Property and Equipment

	December 31,
	2006	2005
Laboratory equipment	$24,650	$24,650
Furniture and equipment	218,627	218,627
Computer equipment	159,529	155,067
	402,806	398,344
Less: Accumulated depreciation & amortization	(392,306)	(343,190)
	$10,500	$55,154

NOTE 5 — Other Assets

	December 31,
	2006	2005
Prepaid insurance - non-current	$501,889	$—
Deferred acquisition costs	—	129,195
	$501,889	$129,195

NOTE 6 — Collaborative Research and Development Agreements

Alteon previously entered into a licensing and supply agreement with OXIS International, Inc. (“OXIS”) in September 2004.  Under this agreement, the Company acquired an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents, compounds, process, know-how relating to ALT-2074 and a family of related compounds for therapeutic, diagnostic, preventative, ameliorative and/or prognostic indications in certain defined cardiovascular fields.  Alteon is obligated to make future payments to OXIS upon achievement of certain FDA-related milestones and to pay OXIS royalties on sales of ALT-2074 upon commercialization, net of various customary discounts, attributable to certain licensed products. Pursuant to the terms of this agreement, the Company is obligated to make milestone payments to OXIS that could total up to $7 million over the term of the agreement. Alteon is also obligated to achieve certain development milestones in accordance with the timelines set forth in the license agreement.

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

Alteon also previously entered into a license agreement with BIO-RAP Ltd. (“BIO-RAP”), on its own and on behalf of the Rappaport Family Institute for Research in the Medical Sciences, in July 2004. Under this agreement, Alteon received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to certain technology, patents and technology relating to products in the field of testing and/or measurement for diagnostic predictive purposes of vascular or cardiac diseases.  Alteon is obligated to make annual research funding payments to BIO-RAP and pay a portion of BIO-RAP’s direct overhead costs. Alteon is also obligated to make future payments upon achievement of certain milestones, including FDA-related milestones, as well as royalty payments on sales, net of various customary discounts, attributable to therapeutic products derived from the technology being licensed to Alteon by BIO-RAP. Pursuant to the terms of this agreement, the Company is obligated to make milestone payments to BIO-RAP that could total up to $387,500 over the term of the agreement. Alteon has a first right to acquire a license to any of the technology developed as part of the research conducted pursuant to the agreement.  If Alteon exercises this right but the parties acting in good faith fail to reach an agreement in respect of such license then Alteon has a right of first refusal to license the research technology on the same terms offered by BIO-RAP to a third party.

As part of a stock adjustment in the context of Alteon’s merger with HaptoGuard, Inc. (“HaptoGuard”) in July 2006, Alteon issued to Genentech, Inc. (“Genentech”), rights to collect milestones and royalties on net sales of alagebrium. Pursuant to the terms of this agreement, the Company is obligated to make milestone payments to Genentech that could total up to $5 million over the term of the agreement.  Further, as part of this adjustment, Genentech also was given a right of first negotiation on ALT-2074 if Alteon were to seek a licensing partner for the drug.

On November 6, 2002, Alteon entered into an agreement, effective as of April 15, 2002, with The Picower Institute for Medical Research, or The Picower, which terminated its License Agreement dated as of September 5, 1991. Pursuant to this termination agreement, The Picower assigned to Alteon all of its patents, patent applications and other technology related to A.G.E.s and Alteon agreed to prosecute and maintain the patents and patent applications. Alteon will pay The Picower royalties on any sales of products falling within the claims of these patents and patent applications until they expire or are allowed to lapse. There are no milestone payments associated with this agreement.

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

NOTE 9 — Stockholders' Equity

Common/Preferred Stock Issuances

In January 2007, Alteon completed a private financing of senior convertible promissory notes, which provided net proceeds of approximately $3,000,000. In connection with this financing, the Company issued five-year warrants to purchase 25,734,453 shares of its common stock at $0.01 per share. (See Note 13 - Subsequent Event).

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

Stock Option Plan

In March 2005, the Company’s Board of Directors approved the adoption of a new stock plan, the “2005 Stock Plan.” Upon shareholder approval of the 2005 Stock Plan at the Company’s 2005 annual meeting, the two existing stock option plans were terminated. On July 19, 2006, the Company’s stockholders approved an amendment to the 2005 Stock Plan which was previously approved by the Company’s Board of Directors, providing for an increase in the number of shares available under the 2005 Stock Plan from 5,000,000 shares to 10,000,000 shares, an increase of 5,000,000 shares. The options have a maximum term of ten years and vest over a period to be determined by the Company’s Board of Directors (generally over a four-year period) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 2005 Stock Plan expires on April 19, 2015 or may be terminated at an earlier date by vote of the shareholders or the Board of Directors of the Company. Under the 2005 Stock Plan, the Company granted directors options to purchase in aggregate of 1,920,000 shares of common stock at an exercise price of $0.15 for the year ended December 31, 2006. In addition, under the 2005 stock plan, the Company assumed options related to HaptoGuard option holders (see Note 12 - Merger with HaptoGuard) in the amount of 2,816,800 shares of common stock at an exercise price of $0.16 in the year ended December 31, 2006.

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

The following table summarizes the activity in the Company’s stock options:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	5,979,318	$2.93

Granted	1,663,409	1.09
Assumed	-	-
Exercised	(5,750)	0.09
Cancelled	(1,087,670)	4.39
Outstanding at December 31, 2004	6,549,307	$2.22

Granted	375,022	0.47
Assumed	-	-
Exercised	-	-
Cancelled	(437,664)	2.24

Outstanding at December 31, 2005	6,486,665	$2.12

Granted	1,920,000	0.16
Assumed	2,816,800	-
Exercised	-	-
Cancelled	(433,328)	2.46

Outstanding at December 31, 2006	10,790,137	$1.25	6.02	$-

Options exercisable at December 31, 2006	7,884,276	$1.65	4.87	$-

Weighted-average fair value of options granted during the year ended December 31, 2006	$0.14

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges:

	Year Ended December 31
	2006	2005	2004

Expected volatility	140.67%	135.55%	134.16%

Dividend yield	-	-	-

Expected term (in years)	6.51	3.54	4.07

Risk-free interest rate	4.63%	3.72%	3.34%

The fair values of options granted during the last three years are as follows:

	2006	2005	2004
Fair value of each option granted/assumed	$0.14	$0.39	$0.89
Total number of options granted/assumed	4,736,800	375,022	1,663,409
Total fair value of options granted/assumed	$663,152	$146,259	$1,480,434

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding at December 31, 2006			Options Exercisable at December 31, 2006
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.150 - $ 0.150	1,830,000	9.77	$0.1500	0	$0.0000
0.160 - 0.160	2,816,800	8.24	0.1600	1,740,939	0.1600
0.200 - 0.875	1,192,405	2.95	0.7592	1,192,405	0.7592
1.030- 1.030	1,252,949	5.67	1.0300	1,252,949	1.0300
1.063 - 1.560	1,186,461	3.49	1.2815	1,186,461	1.2815
1.625 - 2.875	1,134,305	4.59	2.2920	1,134,305	2.2920
3.500 - 4.620	1,030,567	2.97	4.0503	1,030,567	4.0503
5.125 - 5.125	76,000	0.17	5.1250	76,000	5.1250
5.625 - 5.625	48,000	0.08	5.6250	48,000	5.6250
7.000 - 7.000	222,650	3.70	7.0000	222,650	7.0000
$0.200 - $7.000	10,790,137	6.02	$1.2450	7,884,276	$1.6472

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

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted average grant date fair value

Nonvested at January 1, 2006	-	$-

Granted	960,000	$0.15
Vested	-	-
Forfeited	160,000	0.15

Nonvested at December 31, 2006	800,000	$0.15

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

Note 12 - Merger with HaptoGuard, Inc.

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

	Year ended December 31,
	2006	2005
Net loss	$(18,735,530)	$(25,648,502)

Weighted average number of common shares outstanding	119,459,521	108,530,669
Loss per common share - basic and fully diluted	$(0.16)	$(0.24)

The pro forma financial information for the years ended December 31, 2006 and 2005 include a one-time non-recurring acquired in-process research and development charge of $11,379,348.

NOTE 13 – Subsequent Event

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

In connection with note and warrant financing, the Company anticipates recognizing a significant amount of non-cash, and potentially cash, interest expense in the first and second quarters of 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of October 2007.

SYNVISTA THERAPEUTICS, INC.

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

3.18
Amended and Restated Certificate of Incorporation of the Company dated July 23, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File Number 001-16043.)

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

4.12
Amended and Restated Stockholder Rights Agreement between Synvista Therapeutics, Inc. and American Stock Transfer & Trust Company as Rights Agent, dated as of July 27, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed on July 27, 2005, SEC File Number 001-16043.)

4.13
Registration Rights Agreement by and between Synvista Therapeutics, Inc. and the Purchasers named therein, dated as of April 19, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed on May 31, 2006, SEC File No. 333-134584.)

4.14
Form of Common Stock Purchase Warrant issued to Investors pursuant to the Securities Purchase Agreement by and between Synvista Therapeutics, Inc. and the Purchasers named therein, dated as of April 19, 2006. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-3 filed on May 31, 2006, SEC File No. 333-134584.)

4.15
Registration Rights Agreement by and between Synvista Therapeutics, Inc. and the Purchasers named therein, dated as of September 13, 2006. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2006, SEC File No. 001-16043.)

4.16
Form of Common Stock Purchase Warrant issued to Investors pursuant to the Securities Purchase Agreement by and between the Company and the Purchasers named therein, dated as of September 13, 2006. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2006, SEC File No. 001-16043.)

4.17
Registration Rights Agreement among Synvista Therapeutics, Inc. and the Purchasers named therein, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

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

4.20
Amendment No. 1 Stockholder Rights Agreement by and between Synvista Therapeutics, Inc. and American Stock Transfer & Trust Company, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001-16043.)

4.21
Form of Registration Rights Agreement among Synvista Therapeutics, Inc. and each Purchaser identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2007, SEC File No. 001-16043.)

4.22
Form of Preferred Stock Purchase Warrant to be issued to the Purchasers pursuant to the Series B Preferred Stock and Warrant Purchase Agreement, dated as of April 5, 2007. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2007, SEC File No. 001-16043.)

4.23
Amendment No. 1 to Registration Rights Agreement dated May 14, 2007 by and among the Company and the purchasers identified on the signature pages to that certain Registration Rights Agreement dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007, SEC File Number 001-16043.)

4.24
Amendment No. 1 to Registration Rights Agreement dated September 7, 2007 by and among the Company and the purchasers identified on the signature pages to that certain Registration Rights Agreement dated as of July 25, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2007, SEC File Number 001-16043.)

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

10.18
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

10.20
Employment Agreement between HaptoGuard, Inc. and Noah Berkowitz, dated March 1, 2005. (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 25, 2006, SEC File Number 000-16043.)

10.21
Alteon Inc. Stock Plan as amended on July 19, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on September 5, 2006, SEC File Number333-137115.)

10.22
Securities Purchase Agreement among Alteon Inc. and each Purchaser identified on the signature pages thereto, dated as of September 13, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2006, SEC File No. 001-16043.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.26
Lease Agreement by and between Synvista Therapeutics, Inc. and DS Montvale, LLC, dated as of January 19, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007, SEC File No. 001-16043.)

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

10.30†
Employment Agreement between HaptoGuard, Inc. and Malcolm MacNab, M.D., Ph.D. dated February 7, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, SEC File Number 001-16043.)

10.31
Omnibus Amendment dated June 1, 2007 by and among the Company and the purchasers identified on the signature pages to that certain Note and Warrant Purchase Agreement dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007, SEC File Number 001-16043.)

10.32
Amendment No. 1 to Series B Preferred Stock and Warrant Purchase Agreement dated June 1, 2007 by and among the Company and the purchasers identified on the signature pages to that certain Series B Preferred Stock and Warrant Purchase Agreement dated as of April 5, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2007, SEC File Number 001-16043.)

10.33
Amended and Restated Exclusive License Agreement entered into as of April 2, 2007 by and between the Company and OXIS International. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File Number 001-16043.)

10.34
License and Research Agreement entered into as of July 12, 2004 by and between HaptoGuard, Inc. and BIO-RAP Technologies Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File Number 001-16043.)

23.1*	Consent of J.H. Cohn LLP.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†  Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) to this Form 10-K/A.