Form 10-Q
period 2007-09-30
Synvista Therapeutics, Inc.
filed 2007-11-14
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

_______________________________________
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
Yes __ No  X

On November 1, 2007, 2,586,377 shares of the registrant’s Common Stock were outstanding.

Page 1 of 28 pages
The Exhibit Index is on page 28

SYNVISTA THERAPEUTICS, INC.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2007
	and December 31, 2006	3

	Condensed Consolidated Statements of Operations
	for the three and nine months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity
	for the nine months ended September 30, 2007	5

	Condensed Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	20

Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 4.	Submission of Matters to a Vote of Security-holders	24

Item 6.	Exhibits	26

SIGNATURES		27

INDEX TO EXHIBITS		28

PART I - FINANCIAL INFORMATION

ITEM l.  Condensed Consolidated Financial Statements (Unaudited).

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2007	2006
		(Note 1)
Current Assets:

Cash and cash equivalents	$17,297,916	$1,478,780
Other current assets	350,542	314,156

Total current assets	17,648,458	1,792,936

Property and equipment, net	16,481	10,500
Other assets	835,022	501,889

Total assets	$18,499,961	$2,305,325

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable	$566,071	$809,492
Accrued expenses	827,834	253,022
Preferred stock dividends payable	375,000	---

Total current liabilities	1,768,905	1,062,514

Stockholders' Equity:

Preferred stock, $0.01 par value; 15,000,000
shares authorized, 400,000 shares designated as Series A, none issued and outstanding, 12,500,000 shares designated as Series B convertible preferred stock, 10,000,000 shares issued and outstanding
at September 30, 2007, 0 shares issued and outstanding at
December 31, 2006	100,000	---

Common stock, $0.01 par value; 300,000,000 shares authorized, and 2,586,377 shares issued and outstanding
at September 30, 2007 and December 31, 2006	25,864	25,864

Additional paid-in capital	274,900,500	244,362,808
Accumulated deficit	(258,295,308)	(243,145,861)

Total stockholders’ equity	16,731,056	1,242,811

Total liabilities and stockholders' equity	$18,499,961	$2,305,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006		2007	2006
Income:

Other income	$1,066	$	---	$51,066	$50,000

Operating Expenses:

Research and development	2,264,503		736,539	4,665,580	1,768,582
In-process research and development	---		11,379,348	---	11,379,348
General and administrative	894,469		1,998,154	2,534,847	3,807,182

Total operating expenses	3,158,972		14,114,041	7,200,427	16,955,112

Loss from operations	(3,157,906)		(14,114,041)	(7,149,361)	(16,905,112)

Investment income	194,692		38,560	257,738	165,122
Interest expense	1,402,515		715	6,637,831	715

Net loss	(4,365,729)		(14,076,196)	(13,529,454)	(16,740,705)
Preferred stock dividends - Series B
Preferred stock dividends - Series G and Series H	375,000		---	375,000	---
Deemed dividends to Series B preferred	---		283,607	---	2,652,679
stockholders from beneficial conversion feature	1,244,993		---	1,244,993	---

Net loss applicable to common stockholders	$(5,985,722)		$(14,359,803)	$(15,149,447)	$(19,393,384)

Basic/diluted net loss per share
applicable to common stockholders	$(2.31)		$(6.49)	$(5.86)	$(12.33)

Weighted average common shares used
in computing basic/diluted net loss per share	2,586,377		2,212,761	2,586,377	1,573,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY
(Unaudited)

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2006	---	$	---	2,586,377	$25,864	$244,362,808	$(243,145,861)	$1,242,811
Net loss	---		---	---	---	---	(13,529,454)	(13,529,454)
Warrants issued and embedded beneficial conversion feature associated with debt financing with debt financing	---		---	---	---	6,000,000	---	6,000,000
Issuance of shares of preferred stock through private placement at $2.50 per share	7,534,246		75,342	---	---	18,760,274	---	18,835,616
Issuance of shares of preferred stock through debt conversion at $2.50 per share	2,465,754		24,658	---	---	6,139,726	---	6,164,384
Costs incurred in connection with private placement, including issuance of warrants	---		---	---	---	(1,837,954)	---	(1,837,954)
Deemed dividends to Series B stockholders on beneficial conversion preferred on beneficial conversion feature	---		---	---	---	1,244,993	(1,244,993)	---
Series B preferred stock dividend Payable	---		---	---	---	---	(375,000)	(375,000)
Stock-based compensation	---		---	---	---	169,180	---	169,180
Options issued for consulting Services	---		---	---	---	2,732	---	2,732
Compensation costs related to restricted stock	---		---	---	---	58,741	---	58,741
Balances, September 30, 2007	10,000,000		$100,000	2,586,377	$25,864	$274,900,500	$(258,295,308)	$16,731,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007		2006
Cash flows from operating activities:
Net loss		$(13,529,454)		$(16,740,705)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense		169,180		34,652
Options issued for consulting services		2,732		7,666
Compensation costs related to restricted stock		58,741		9,941
Non-cash interest expense		164,384		---
In-process, research and development		---		11,379,348
Amortization of debt discount		6,000,000		---
Amortization of deferred financing costs		466,413		---
Depreciation and amortization		7,567		37,945

Changes in operating assets and liabilities:
Other current assets		(36,386)		(496,576)
Other assets		66,867		(529,264)
Accounts payable and accrued expenses		331,391		(161,739)

Net cash used in operating activities		(6,298,565)		(6,458,732)

Cash flows from investing activities:
Capital expenditures		(13,548)		---
Other assets		---		(1,621,929)
Payments for securities purchased under the Oxis license agreement		(400,000)		---

Net cash used in investing activities		(413,548)		(1,621,929)

Cash flows from financing activities:
Proceeds from debt financing		6,000,000		---
Proceeds from issuance of common stock		---		3,806,026
Proceeds from issuance of preferred stock		18,835,616		---
Payments for private placement costs		(1,837,954)		---
Payments for debt financing costs		(466,413)		---

Net cash provided by financing activities		22,531,249		3,806,026

Net increase/(decrease) in cash and cash equivalents		15,819,136		(4,274,635)
Cash and cash equivalents, beginning of period		1,478,780		6,582,958

Cash and cash equivalents, end of period		$17,297,916		$2,308,323

Supplemental disclosure of cash flow information:
Common stock and other equity consideration issued as
a result of the merger	$	---		$9,035,058
Warrants issued and embedded conversion feature associated
with debt financing		$6,000,000	$	---
Beneficial conversion feature and allocation to warrants on
convertible series B preferred stock		$13,616,625	$	---
Deemed dividends to Series B preferred stockholders on
beneficial conversion		$1,244,993	$	---
Series B stock dividends payable		$375,000	$	---
Preferred stock issued pursuant to conversion of debt and accrued
interest		$6,164,384	$	---
Fair value of warrants issued to placement agents for private
placements		$1,619,256	$	---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Significant Accounting Policies

Basis of Presentation

On July 20, 2007, the stockholders of Alteon Inc. approved changing the name of the company from Alteon Inc. to Synvista Therapeutics, Inc. (“the Company”).  The name change became effective on July 25, 2007.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The December 31, 2006 balance sheet is derived from the audited balance sheet included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, as amended.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Synvista Therapeutics, Inc. and its wholly owned subsidiary, HaptoGuard, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current presentation.

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

New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities”. (“EITF 07-3”), EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. We are currently evaluating the impact that adopting this EITF will have on our consolidated financial statements.

Note 2 - Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, the Company has incurred net losses since inception, has an accumulated deficit of $258,295,308 as of September 30, 2007, and expects to incur net losses, potentially greater than losses in prior years, for a number of years.

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

In April 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement with institutional investors who purchased on July 25, 2007, $25,000,000 of newly created Series B Preferred Stock and warrants to purchase shares of Series B Preferred Stock. The issuance of $25,000,000 of the Company’s Series B Preferred Stock includes the conversion of $6,000,000 of previously issued convertible promissory notes plus all accrued and unpaid interest thereon, which were cancelled upon the closing of the financing (See Note 4 - Convertible Notes Payable). The closing of this financing was subject to the satisfaction of various conditions, including stockholder approval (See Note 5 -- Series B Preferred Stock and Warrant Purchase Agreement).

As of September 30, 2007, the Company had working capital of $15,879,553, including $17,297,916 of cash and cash equivalents. The Company’s net cash used in operating activities for the nine months ended September 30, 2007 was $6,298,565. The Company expects to have sufficient cash and cash equivalents to satisfy its working capital requirements through the end of the fourth quarter of 2008.

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

Dividends on shares of Series B Preferred Stock are payable in cash or in shares of Preferred stock for a period of five years from the Series B Original Issue Date, at the option of the holders of a majority of the outstanding Series B Preferred Stock.

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges for the nine months ended September 30:

	2007	2006

Expected volatility	115%	139%
Dividend yield	-	-
Expected term (in years)	5.90	6.11
Risk-free interest rate	4.25%	4.50%

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is charged to consulting expense over the related vesting period.  For the nine months ended September 30, 2007, the Company recognized research and development consulting expenses of $2,732.

For the three and nine month periods ended September 30, 2007, the Company recognized share-based employee compensation cost of approximately $84,618 and $169,180, respectively, and $34,652 for the three and nine month periods ended September 30, 2006, in accordance with SFAS 123(R), “Share-Based Payment,” which was recorded as general and administrative and research and development expense. This expense related to the granting of stock options to employees, directors and officers on or after January 1, 2006. None of this expense resulted from the grants of stock options prior to January 1, 2006. The Company recognized compensation expense related to these stock options, taking into consideration a forfeiture rate of approximately 3.7% based on historical experience, on a straight-line basis over the vesting period. The Company did not capitalize any share-based compensation cost.

As of September 30, 2007, the total compensation cost related to non-vested option awards not yet recognized is $347,417. The weighted-average period over which this cost is expected to be recognized is approximately 1.40 years.

A summary of the status of the Company’s stock options outstanding as of September 30, 2007 and changes during the nine months then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at
December 31, 2006	215,804	$62.25
Granted	70,000	$4.17
Cancelled	(10,364)	$120.05

Outstanding at
September 30, 2007	275,440	$45.32	5.05	$-

Options exercisable at
September 30, 2007	171,228	$69.67	3.93	$-

An amendment to the Company’s 2005 Stock Plan was approved at the Company’s annual meeting of stockholders in July 2007 that increased the number of shares of common stock reserved for issuance under the 2005 Stock Plan from 10,000,000 (200,000 following the implementation of the reverse stock split) shares to 63,000,000 (1,260,000 following the implementation of the reverse stock split) shares. The reverse stock split, which was also approved by the stockholders of the Company at the annual shareholder meeting on July 20, 2007, was implemented at a ratio of 1:50 and became effective on July 25, 2007.

Restricted Stock

The Company recognized compensation cost of $6,226 and $58,741 for the three and nine months ended September 30, 2007, which was recorded as general and administrative expense, as a result of the granting of 19,200 shares of restricted stock in 2006, of which 6,400 were forfeited and 8,532 were vested through September 30, 2007.

A summary of the status of the Company’s nonvested shares of restricted stock as of September 30, 2007 and changes during the nine months ended September 30, 2007, is presented below:

Nonvested at	Shares	Weighted Average Grant Date Fair Value
January 1, 2007	16,000	$7.50

Granted	-	-
Vested	8,532	7.50
Forfeited	3,200	7.50

Nonvested at
September 30, 2007	4,268	$7.50

As of September 30, 2007, there was $19,264 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the nine months ended September 30, 2007 was $63,990. Of the 8,532 shares of restricted stock that vested, the vesting of 4,268 shares had been accelerated by the Board of Directors.

Note 4 - Convertible Notes Payable

On June 1, 2007, the Company entered into an omnibus amendment (the “Omnibus Amendment”) with the holders of the Company’s Senior Secured Convertible Promissory Notes, dated January 11, 2007 (the “Notes”). The Omnibus Amendment amended the following documents: (i) the Note and Warrant Purchase Agreement, dated January 11, 2007 (the “Note Purchase Agreement”), (ii) the Notes, and (iii) the warrants issued to the holders of the Notes, each dated January 11, 2007 (the “Warrants”). Pursuant to the Omnibus Amendment, the Note Purchase Agreement was amended to provide for the issuance of an additional $3,000,000 of indebtedness by the Company. In order to provide for such additional indebtedness, the Notes, in the original principal amount of $3,000,000, were cancelled and replaced with amended and restated senior convertible promissory notes in an aggregate principal amount of $6,000,000 (the “New Notes”). Each New Note accrued interest at a rate of 8% per annum. The New Notes increased certain penalties contained in the Notes if the proposed preferred stock financing transaction between the Company and the holders of the Notes was not closed by July 31, 2007, as follows: the Company would have been obligated to pay to the holders of the New Notes a $6,000,000 penalty in addition to the outstanding principal and interest that would become due under the New Notes on July 31, 2007, and the Company would have been obligated to pay the holders 30% of any amount received by the Company from financing, sale or licensing transactions completed prior to June 30, 2009, subject to a cap of $8,000,000.

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

The Company determined the initial carrying value of the New Notes by a two-step allocation process: first to the associated Warrants and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the New Notes between the New Notes and the Warrants based upon their relative fair values, which resulted in recording a discount on the New Notes. The value of the Warrants was computed using the Black-Scholes option pricing model. Second, in accordance with EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company’s common stock at the closing date, an embedded conversion option was recorded as paid-in capital.

All of the proceeds were allocated to the Warrants and embedded beneficial conversion feature. This amount was being amortized as additional (non-cash) interest expense with a corresponding increase to the New Notes over the term of the New Notes. The fair value of the beneficial conversion feature and the warrants substantially exceeded the face value of the New Notes.

During the nine month period ended September 30, 2007, the Company recorded $6,000,000 of non-cash interest expense related to the accretion of these New Notes.

Contemporaneously with the execution and delivery of the Note Purchase Agreement and the issuance by the Company to the Buyers of the Notes and the Warrants, the Parties executed (i) a Security and Guaranty Agreement (the “Security Agreement”), pursuant to which the Company and its wholly owned subsidiary HaptoGuard agreed to provide to the Buyers a first priority security interest in certain Collateral (as this term is defined in the Security Agreement) to secure the Company’s obligations under the Agreement and the New Notes, and (ii) an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company and HaptoGuard agreed to provide to the Buyer a first priority security interest in certain IP Collateral (as this term is defined in the Intellectual Property Security Agreements) to collateralize the Company’s obligations under the Agreement and the New Notes. The Security Agreement and the security interest in certain Collateral terminated upon the conversion of the New Notes.

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

On June 1, 2007 the Company entered into Amendment No. 1 to the Series B Preferred Stock and Warrant Purchase Agreement (“Amendment No. 1 to the SPA”) by the Company and the Buyers, which amends the Series B Agreement. Pursuant to Amendment No. 1 to the SPA, the per share price at which the Series B Preferred Stock of the Company will be sold in the proposed preferred stock financing, was fixed at a price of $0.05 (prior to the reverse stock split) per share. Prior to entering into Amendment No. 1 to the SPA, the price per share at which the Series B Preferred Stock of the Company was sold in the financing was to be within a range between $0.05 and $0.075 (each prior to the implementation of the reverse stock split) and was to be determined following the requisite shareholder vote regarding the financing and the reverse stock split, as set forth in the Series B Agreement.

On July 20, 2007, at the Company’s annual meeting of stockholders, stockholders of the Company approved the issuance of securities pursuant to the Series B Agreement. At the closing of the financing on July 25, 2007, the Company issued 10,000,000 shares of its Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock to the Buyers. The Series B Preferred Stock accrues dividends at a rate of 8.0% per year on the original issue price of $2.50 per share for a period of five years from the date on which the shares of Series B Preferred Stock were issued. The warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share.

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

On the date of issuance, the Company adjusted its balance sheet to reduce the value of the Series B Convertible Preferred Stock by $9,445,299 and the warrants by $4,171,326 and will increase additional paid-in capital by $13,616,625 ratably over a 24-month period. The Company used the Black Scholes model to value the Series B warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 4.88% and a volatility percentage of 114%. In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is amortized over a period of the security’s earliest conversion date. Pursuant to Amendment No.1 to the Registration Rights Agreement, the Company will register the securities at various times over a two year period for resale by the investors, which is when the preferred stock will be convertible. To amortize the beneficial conversion feature the Company reduced the retained earnings account and increased the Series B Preferred Convertible Stock for the amount of the deemed dividend.

In July 2007, the Company increased its number of authorized shares to 315,000,000, of which 300,000,000 is $0.001 par value Common Stock and 15,000,000 is $0.001 par value Preferred Stock. Series B Preferred Stock dividends are payable annually in cash or in shares of preferred stock at a rate of 8% of the Series B Original Issue Price of $2.50 for each share of Series B preferred stock for five years from the Original Issue Date of July 25, 2007. Each holder of the Series B Preferred Stock shall be entitled to vote one-half the number of whole shares of common stock into which the shares of Series B Preferred Stock held by the holder are convertible as of the record date for any meeting of Company stockholders.

The Series B Preferred Stock is subject to a mandatory conversion based on a Triggering Event. At such time when (A) (i) the thirty (30) day prior trailing average Closing Price of the Common Stock for the entire six months preceding such time is equal to at least the Series B Original Issue Price, and (ii) one and one half (1.5) years have elapsed after the Company has had declared effective by the Securities and Exchange Commission and continuously maintained for such one and one half (1.5) year period the effectiveness of a shelf registration statement providing for the resale of all of the Common Stock underlying the Series B Preferred Stock and those certain warrants issued in connection with the Series B Preferred Stock under the Series B Purchase Agreement, an equivalent of $7,500,000 (measured as of the Series B Original Issue Date) of the Series B Preferred Stock shall (a) automatically be converted into shares of Common Stock, at the then effective Series B Conversion Price (determined to be $0.05), and (b) such shares may not be reissued by the Company, or (B) (i) the thirty (30) day prior trailing average Closing Price of the Common Stock for the entire six (6) months preceding such time is equal to at least two (2) times the Series B Original Issue Price, and (ii) one and one half (1.5) years have elapsed after the Company has had declared effective by the Securities and Exchange Commission and continuously maintained for such one and one half (1.5) year period the effectiveness of a shelf registration statement providing for the resale of all of the Common Stock underlying the Series B Preferred Stock and those certain warrants issued in connection with the Series B Preferred Stock, the remainder of the outstanding Series B Preferred Stock shall (a) automatically be converted into shares of Common Stock, at the then effective Series B Conversion Price.

The Company engaged Rodman & Renshaw, LLC (“Rodman and Renshaw”) as placement agent for the Company for the offering. For its services, the Company paid Rodman & Renshaw a cash commission of $1,312,187 and issued a warrant to Rodman and Renshaw to purchase 600,000 shares of the Company’s common stock with an exercise price of $2.50 per share. The warrant issued is exercisable immediately and will expire on July 25, 2012. The Company used the Black Scholes model to value the common stock warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of 4.88% and a volatility percentage of 114%. The fair value of the warrants using the Black Scholes model is $1,619,256.

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

In connection with the closing of the financing, Synvista entered into an Amendment No. 1 to the Registration Rights Agreement (“Amendment”) with the Buyers. The Amendment amends the Registration Rights Agreement dated July 25, 2007, by extending the schedule under which the Company is required to file registration statements with the Securities and Exchange Commission for the resale of the shares of common stock issuable upon conversion of the shares of Series B Preferred Stock issued to the Buyers, as well as upon conversion of the shares of Series B Preferred Stock underlying the warrants issued to the Buyers. The Amendment also grants the Buyers additional piggy-back registration rights in the event of an underwritten public offering of the Company’s securities and demand registration rights at the option of a majority of the Buyers. The Amendment also relieves the Company of its obligation to pay the Buyers liquidated damages in certain circumstances, as described in the Amendment.

Note 6 - Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of September 30, 2007 and 2006, was 3,831,348 and 663,441 shares, respectively.

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

The amended agreement also requires that the Company make certain fixed payments to Oxis of up to $500,000 over the next six months, and enter into a share purchase agreement for the purchase of $500,000 of newly issued shares of Oxis common stock at a premium over the then current market price. In August 2007, we acquired 2,083,333 shares of Oxis pursuant to the share purchase agreement for $500,000, of which $100,000 premium was expensed at the date of the acquisition. The investment is accounted for at cost and included in other assets as of September 30, 2007, since it is a restricted security. These shares must be held for a period of not less than 18 months. The investment has been accounted for at cost and included in other assets. All other amounts have been paid as of September 30, 2007. The Company further commits to a minimum investment in a development program from licensed products.

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

The Company has two lead products in Phase 2 clinical trials:

●  ALT-2074 is a glutathione peroxidase mimetic in clinical development for reducing the morbidity and mortality of patients with diabetes following a myocardial infarction. ALT-2074 has demonstrated potential efficacy in animal models of heart attack and in a 20-patient clinical trial in ulcerative colitis. Our goal for ALT-2074 is to develop it for acute coronary syndrome and explore its anti-atherosclerotic activity in diabetic patients at elevated risk for these diseases. The compound has demonstrated the ability to reduce infarct size by approximately 85 percent in a mouse model of heart attack called ischemia reperfusion injury. It is currently being evaluated in two clinical trials. The first is a Phase 2 study using ALT-2074 in diabetic patients, who tested positive for a marker of increased cardiovascular risk (haptoglobin genotype testing). Patients are being treated with ascending doses of ALT-2074 or placebo for 28 days as we track inflammatory biomarkers and functional improvement in their reverse cholesterol transport. Results from this study are anticipated in the first quarter of 2008. In addition, we are conducting a Phase 2 clinical trial in diabetic patients undergoing angioplasty to see whether ALT-2074 can protect heart muscle that is not receiving adequate blood supply. This trial of 60 patients could support results of the first trial. We cannot yet predict the end of this study and expect to provide an update before the end of the year.

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

The Company is also developing a diagnostic kit to identify patients with diabetes at increased risk for cardiovascular disease. The technology underlying this kit relates to the haptoglobin protein. The common variant of this protein is associated with increased cardiovascular risk. Any successful commercialization of such a kit could generate revenues for the Company in future years and could help focus the development of the Company’s lead glutathione peroxide mimetic, ALT-2074.

Future Development Plans

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

We continue to evaluate potential pre-clinical and clinical studies in other therapeutic indications in which alagebrium and ALT-2074 may address significant unmet needs. For ALT-2074, we plan to explore indications for myocardial protection, atherosclerosis and other inflammatory diseases. For alagebrium, in addition to our anticipated clinical studies in heart failure, we have conducted preclinical studies focusing on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including age-related macular degeneration (“AMD”), and glaucoma; and other diabetic complications, including renal diseases.

Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and do not expect to generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $258,295,308 as of September 30, 2007, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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

Revenue Recognition

Synvista’s revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable; and (4) collectability is reasonably assured.

Due to the immaterial nature of our current licensing revenues, we recognize revenues from non-refundable, up-front license fees as received which approximates the straight-line basis.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2007.

Results of Operations

Three Months ended September 30, 2007 and 2006

Total revenues for the three months ended September 30, 2007 and 2006, were $1,000 and $0, respectively. The amount received during the three months ended September 30, 2007 is from a royalty agreement with ARUP Laboratories which we entered into in June 2004.

Our total expenses were approximately $4,561,000 for the three months ended September 30, 2007, compared to $14,115,000 for the three months ended September 30, 2006. The total expenses, excluding $11,379,000 of in-process research and development in the three months ended September 30, 2006, increased in the three months ended September 30, 2007. The increase was a result of higher research and development expenses and non-cash interest expense of approximately $1,364,000 relating to the notes we issued as part of our private financing described elsewhere in this Quarterly Report.

Research and development expenses were $2,265,000 for the three months ended September 30, 2007, as compared to $737,000 for the same period in 2006, exclusive of $11,379,000 of in-process research and development, an increase of $1,528,000 or 207.5%. This increase was attributed to increased patent expenses, clinical trial costs and preclinical expenses partially offset by a decrease in personnel cost, product liability insurance and third party consulting. In the three months ended September 30, 2007, of the total amount spent on research and development expenses, we incurred $157,000 in patent and licensing expenses, $78,000 in personnel and personnel-related expenses, $33,000 in third party consulting and $41,000 in product liability insurance. In 2006, of the total amount spent on research and development expenses, we incurred $122,000 in patent expenses, $123,000 in personnel and personnel-related expenses, $50,000 in product liability insurance and $130,000 in third party consulting. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

General and administrative expenses were $894,000 for the three months ended September 30, 2007, as compared to $1,998,000 for the same period in 2006, a decrease of 55.2%. The decrease is a result of $1,231,000 of severance cost paid in 2006 and lower insurance costs in 2007.

Investment income for the three months ended September 30, 2007 was $195,000, as compared to $39,000 for the same period in 2006. The increase was a result of higher investment balances.

Our net loss applicable to common stockholders was $5,986,000 for the three months ended September 30, 2007, compared to $14,360,000 for the same period in 2006, a decrease of 58.3%. This decrease was a result of in-process research and development in 2006 resulting from Synvista’s merger with HaptoGuard partially offset in 2007 by non-cash interest expense and the accretion of Series B Preferred Stock beneficial conversion feature relating to our private financing. Included in the net loss applicable to common stockholders are preferred stock dividends of $1,620,000, of which $1,245,000 relates to the accretion of the Series B Preferred Stock beneficial conversion feature, and $284,000 for the three months ended September 30, 2007 and 2006, respectively.

Nine Months ended September 30, 2007 and 2006

Total revenues for the nine months ended September 30, 2007 and 2006, were $51,066 and $50,000, respectively. In 2007 and 2006 other income included $50,000 and $50,000, respectively, received from a licensing agreement with Avon Products, Inc. In 2007, $1,000 was also received under our royalty agreement with ARUP Laboratories.

Our total expenses were approximately $13,838,000 for the nine months ended September 30, 2007, compared to $16,956,000 for the nine months ended September 30, 2006. The total expenses, excluding $11,379,000 for in-process research and development in the three months ended September 30, 2006, increased in the nine months ended September 30, 2007. The increase was a result of higher research and development expenses and non-cash interest expense of $6,000,000 relating to the notes we issued as part of our private financing described elsewhere in this quarterly report.

Research and development expenses were $4,666,000 for the nine months ended September 30, 2007, as compared to $1,769,000 for the same period in 2006, exclusive of $11,379,000 of in-process research and development, an increase of $2,897,000, or 163.8%. This increase was attributed to increased patent expenses, clinical trial costs and preclinical expenses partially offset by a decrease in personnel cost and product liability insurance. In the nine months ended September 30, 2007, of the total amount spent on research and development expenses, we incurred $1,324,000 in patent and licensing expenses, $234,000 in personnel and personnel-related expenses, $137,000 in third party consulting and $104,000 in product liability insurance. In 2006, of the total amount spent on research and development expenses, we incurred $209,000 in patent expenses, $472,000 in personnel and personnel-related expenses, $214,000 in product liability insurance and $360,000 in third party consulting. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

General and administrative expenses were $2,535,000 for the nine months ended September 30, 2007, as compared to $3,807,000 for the same period in 2006, a decrease of 33.4%. The decrease is a result of $1,231,000 of severance cost paid in 2006 and lower personnel costs in 2007.

Investment income for the nine months ended September 30, 2007 was $258,000, as compared to $165,000 for the same period in 2006. The increase was a result of higher investment balances.

Our net loss applicable to common stockholders was $15,149,000 for the nine months ended September 30, 2007, compared to $19,393,000 for the same period in 2006, a decrease of 21.9%. This decrease was a result of in-process research and development in 2006 resulting from the merger with HaptoGuard partially offset in 2007 by non-cash interest expense and the accretion of Series B preferred stock beneficial conversion feature relating to our private financing. Included in the net loss applicable to common stockholders are preferred stock dividends of $1,620,000, of which $1,245,000 relates to the accretion of the Series B Preferred Stock beneficial conversion feature, and $2,653,000 for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents at September 30, 2007, of $17,298,000, compared to $1,478,780 at December 31, 2006. The increase is attributable to $22,531,000 of net cash provided by financing activities offset by $6,299,000 used in operating activities. At September 30, 2007, we had working capital of $15,880,000. We expect to have sufficient cash and cash equivalents to satisfy our working capital requirements through the end of the fourth quarter of 2008.

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

On April 5, 2007, we entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Agreement”) with institutional investors (the “Buyers”). Pursuant to the terms and subject to the conditions contained in the Series B Agreement, on July 25, 2007, we issued and sold to the Buyers, and the Buyers purchased from us, $25,000,000 of our newly created Series B Preferred Stock and warrants to purchase shares of our Series B Preferred Stock (the “Financing”).

On July 20, 2007, at our annual meeting of stockholders, our stockholders approved the issuance of securities in the Financing. At the closing of the Financing, on July 25, 2007, we issued 10,000,000 shares of our Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock to the Buyers. These warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share.

We submitted a Plan of Compliance to the American Stock Exchange, Inc. (“AMEX”) on November 6, 2006, outlining our operational plan and strategic objectives, and amended our Plan of Compliance on January 3, 2007 and January 5, 2007. The Plan of Compliance was prepared in response to a letter received from AMEX on October 9, 2006, indicating we were below certain continued listing standards. These standards were (i) Section 1003(a)(i) of the AMEX Company Guide, as a result of our stockholder’s equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years; (ii) Section 1003(a)(ii) of the AMEX Company Guide, as a result of our shareholder’s equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years; and (iii) Section 1003(a)(iii) of the AMEX Company Guide, as a result of our stockholder’s equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years. To date, we have not regained compliance with such continued listing standards, but we are working towards achieving that goal consistent with our Plan of Compliance.

On September 20, 2007, we received a notice from the staff (the “Staff”) of AMEX, that the Company has resolved the continued listing deficiencies but pursuant to the AMEX Company Guide, the Company’s Plan Period will remain open until we have been able to demonstrate compliance with the continued listing standards for two consecutive quarters.

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

The amended agreement also requires that the Company make certain fixed payments to Oxis of up to $500,000 over the next six months, and enter into a share purchase agreement for the purchase of $500,000 of newly issued shares of Oxis common stock at a premium over the then current market price. In August 2007, we acquired 2,083,333 shares of Oxis pursuant to the share purchase agreement for $500,000, of which $100,000 premium was expensed at the date of the acquisition. These shares must be held for a period of not less than 18 months. The investment has been accounted for at cost and included in other assets. All other amounts have been paid as of September 30, 2007. The Company further commits to a minimum investment in a development program from licensed products.

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

Selling securities to satisfy our capital requirements may have the effect of materially diluting the current holders of our outstanding stock. We may also seek additional funding through corporate collaborations and other financing vehicles. There can be no assurances that such funding will be available at all or on terms acceptable to us. If funds are obtained through arrangements with collaborative partners or others, we may be required to relinquish rights to our technologies or product candidates and alter our plans for the development of our product candidates. If we are unable to obtain the necessary funding, we may be forced to cease operations. There can be no assurance that the products or technologies that we are currently developing will result in revenues to us or any meaningful return on investment to our stockholders.

Current and Future Financing Needs

The significant operating and capital expenditures for product licensing and development for our current product candidates and any future products, including pre-clinical trials, FDA-approved clinical trials and manufacturing and commercialization activities, will require significant additional funding. Based on our current development plans for our present product candidates, we expect to have sufficient cash to support of these development activities over the next 15 months. This anticipated spending includes clinical trial costs, milestone payments, manufacturing costs as well as general corporate costs. Our continued operations will depend on our ability to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds might not be available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will consider raising additional funds through all viable means, including one or more private placements of common stock, preferred stock or debt or a combination thereof. We can provide no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs, including any milestone payments.

New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for interim and annual reporting periods beginning after December 15, 2007. We are currently evaluating the impact that adopting this EITF will have on our consolidated financial statements.

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

ITEM 4T. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our principal financial and accounting officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the principal financial and accounting officer have concluded that as of the end of such fiscal quarter, our current disclosure controls and procedures were not effective, because of the material weakness in internal control over financial reporting described below. We have taken, and are continuing to take, steps to address this weakness as described below. With the exception of such weakness, however, the Chief Executive Officer and the principal financial and accounting officer believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b)  Material Weakness and Changes in Internal Controls. During the review of our financial statements for the three and six-month periods ended June 30, 2007, our independent registered public accounting firm identified material weaknesses regarding our internal controls over the recording of an obligation related to the restructuring of an agreement related in part to the financing and an obligation to purchase an investment during the second quarter ended June 30, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since this material weakness was identified by our independent registered public accounting firm in connection with its review of our financial statements for the three and six-month periods ended June 30, 2007, the transactions subject to these issues have been correctly accounted for and disclosed by us and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of commitments in order to prevent the recurrence of the circumstance that resulted in the material weakness identified in connection with the review of the financial statements for the three and six-month periods ended June 30, 2007.

c) Except for the changes in controls described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, other than as set forth below:

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

In connection with the closing of the financing, Synvista entered into an Amendment No. 1 to the Registration Rights Agreement (“Amendment”) with the Buyers. The Amendment amends the Registration Rights Agreement dated July 25, 2007, by extending the schedule under which the Company is required to file registration statements with the Securities and Exchange Commission for the resale of the shares of common stock issuable upon conversion of the shares of Series B Preferred Stock issued to the Buyers, as well as upon conversion of the shares of Series B Preferred Stock underlying the warrants issued to the Buyers. The Amendment also grants the Buyers additional piggy-back registration rights in the event of an underwritten public offering of the Company’s securities and demand registration rights at the option of a majority of the Buyers. The Amendment also relieves the Company of its obligation to pay the Buyers liquidated damages in certain circumstances, as described in the Amendment.

The holders of the Series B Preferred Stock represent a significant voting interest in the Company.

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder at an initial conversion rate of 1:1, subject to adjustment pursuant to the terms of the Series B Preferred Stock. Assuming the full conversion of all of the shares of Series B Preferred Stock into our common stock, and the exercise all of warrants to acquire shares of Series B Preferred Stock which are then converted into shares of our common stock, the holders of the Series B Preferred Stock would represent approximately 83% of our issued and outstanding capital stock as of September 30, 2007. Accordingly, in the event that all of the shares of Series B Preferred Stock were to be converted into our common stock, a change in control of the Company would occur. Prior to such conversion, each holder of Series B Preferred Stock is entitled to cast the number of votes equal to one-half of the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder are convertible. Therefore, on the date of issuance of the Series B Preferred Stock, the holders of Series B Preferred Stock held approximately 41% of the voting power of the Company.

Failure to remediate the material weakness in our internal controls and to achieve and maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

During the review of our financial statements for the three and six-month periods ended June 30, 2007, our independent registered public accounting firm identified a material weakness regarding our internal controls over the recording of an obligation related to the restructuring of an agreement related in part to the financing and an obligation to purchase an investment during the second quarter ended June 30, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since this material weakness was identified by our independent registered public accounting firm in connection with its review of the financial statements in this Form 10-Q, the transactions subject to these issues are correctly accounted for and disclosed by us in the financial statements included in this Form 10-Q and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the recording of commitments in order to prevent the recurrence of the circumstance that resulted in the material weakness identified in connection with the review of the financial statements in this Form 10-Q.  However, we cannot currently assure you that the remedial measures that are currently being implemented will be sufficient to result in a conclusion that our internal controls no longer contain any material weaknesses, and that our internal controls are effective. In addition, we cannot assure you that, even if we are able to achieve effective internal control over financial reporting, our internal controls will remain effective for any period of time. The failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair our ability to raise capital through additional offerings.

We currently have outstanding warrants and options to purchase an aggregate of 3,831,348 shares of our common stock, including warrants to purchase 3,551,640 shares of our common stock.

Sales of these shares in the public market, or the perception that future sales of such shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 29% of the outstanding common stock, which includes fully vested options to purchase common stock. In addition, approximately 171,228 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

The actual sale or the availability for sale, of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional securities.

ITEM 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on July 20, 2007. The following matters were voted upon at the Meeting: (i) an amendment to the Company’s 2005 Stock Plan to reserve up to an additional 53,000,000 shares (prior to the implementation of the reverse stock split) of common stock for issuance under the Plan; (ii) the issuance of shares of the Company’s Series B Preferred Stock, warrants to purchase Series B Preferred Stock, shares of Series B Preferred Stock issuable upon exercise of such warrants and our common stock issuable upon conversion of Series B Preferred Stock, each pursuant to the Series B Preferred Stock and Warrant Purchase Agreement, dated as of April 5, 2007, as amended on June 1, 2007; (iii) an amendment to our Amended and Restated Certificate of Incorporation, in order to increase the authorized number of shares of preferred stock; (iv) an amendment to our Amended and Restated Certificate of Incorporation, in order to designate the rights and preferences of the Series B Preferred Stock; (v) an amendment to our Amended and Restated Certificate of Incorporation, in order to change the name of the Company from Alteon Inc. to Synvista Therapeutics, Inc.; (vi) an amendment to our Amended and Restated Certificate of Incorporation, in order to change the provisions regarding the indemnification of Directors; (vii) an amendment to our Amended and Restated Certificate of Incorporation, in order to remove references to retired classes of preferred stock; (viii) an amendment to our Amended and Restated Certificate of Incorporation, in order to effect a reverse stock split of our common stock at a ratio within the range of 1:50 to 1:100, with the specific ratio to be determined by the Board of Directors of the Company; (ix) adjournment of the Annual Meeting if necessary; and (x) to ratify the appointment of J.H. Cohn LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The numbers of votes reflected below are prior to the implementation of the reverse stock split.

(i) The number of votes cast for, against and abstaining from the proposal to approve an amendment to our 2005 Stock Plan to reserve up to an additional 53,000,000 shares (prior to the implementation of the reverse stock split) of common stock for issuance under the 2005 Stock Plan, were as follows:

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

(iii) The number of votes cast for, against and abstaining from the proposal to amend the Company’s Amended and Restated Certificate of Incorporation, in order to increase the authorized number of shares of preferred stock of the Company, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

70,207,506	2,809,244	1,158,744	46,405,465

(iv) The number of votes cast for, against and abstaining from the proposal to amend the Company’s Amended and Restated Certificate of Incorporation, in order to designate the rights and preferences of the Series B Preferred Stock, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

70,288,179	2,956,779	930,536	46,405,465

(v)  The number of votes cast for, against and abstaing from the proposal to amend the Company’s Amended and Restated Certificate of Incorporation, in order to change the name of the Company from Alteon Inc. to Synvista Therapeutics, Inc., were as follows:

Votes For	Votes Against	Abstentions

115,892,664	1,977,351	2,710,941

(vi) The number of votes cast for, against and abstaining from the proposal to amend the Company’s Amended and Restated Certificate of Incorporation, in order to change the provisions regarding the indemnification of Directors, were as follows:

Votes For	Votes Against	Abstentions

110,831,076	7,344,758	2,405,122

(vii) The number of votes cast for, against and abstaining from the proposal to amend the Company’s Amended and Restated Certificate of Incorporation, in order to remove references to retired classes of preferred stock, were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

71,732,694	1,513,025	929,775	46,405,465

(viii) The number of votes cast for, against and abstaining from the proposal to amend the Company’s Amended and Restated Certificate of Incorporation, in order to effect a reverse stock split of our common stock at a ratio within the range of 1:50 to 1:100, with the specific ratio to be determined by the Board of Directors of the Company, were as follows:

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

Date: November 14, 2007

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
______________