Form 10-K
period 2007-12-31
Synvista Therapeutics, Inc.
filed 2008-03-31
CIK 878903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant, based on the American Stock Exchange closing price of the common stock ($4.50 per share), as of June 30, 2007, was $8,510,990.

At March 15, 2008, 2,586,377 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

Documents Incorporated By Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART I

Item 1. Business.

Overview

Synvista Therapeutics, Inc. (“we,” “us,” “our,” “Synvista” or the “Company”) is a product-based biotechnology company engaged in the development of diagnostic tests and drugs to identify and treat diabetic patients at high risk for the development of cardiovascular disease. We have identified several promising product candidates that we believe represent novel approaches for diagnosis and treatment in some of the largest pharmaceutical markets. Currently we are advancing the development and commercialization of a diagnostic product and two of our drug candidates are in Phase 2 clinical trials.

We are developing a diagnostic kit to identify the subset of patients with diabetes who are at increased risk for cardiovascular disease. The technology underlying this kit relates to a serum protein called haptoglobin (“Hp”). A common variant of this protein, known as Hp2-2, which is found in 40% of the population, is associated with increased cardiovascular risk in diabetic patients. Further, it has been shown that this protein variant may identify those diabetic patients for whom daily use of vitamin E could potentially reduce the rate of heart attack by 50%. We are developing a kit to identify this high risk variant of haptoglobin. Any successful commercialization of such a kit could generate revenues for us in future years and could help focus the development of one of our therapeutic product candidates, ALT-2074, described below. We believe that this test and ancillary items may be useful also in supporting a treatment plan for diabetics, particularly those diabetics with Hp2-2. Pending completion of development and regulatory approval, we expect to begin commercial sales of the diagnostic assay by mid-2009.

We are also managing a discovery and development program aiming to produce small molecule drugs that mimic the enzyme glutathione peroxidase (“GPx”). We believe that GPx is one of the only enzymes in the human body that reduce oxidized lipids. By recreating the activity of this enzyme in a small molecule, we may be able to treat diseases in which oxidized lipids are thought to play a significant role, including atherosclerosis, nephropathy (kidney disease) and degenerative central nervous system diseases, such as Alzheimer’s Disease.

One of our GPx mimetics, ALT-2074, is in Phase 2 clinical trials. Our intention is to focus this product candidate on the treatment of diabetic patients with Hp2-2. These patients have a markedly elevated rate of heart failure and death following a heart attack, which may relate to elevated levels of oxidized lipids and consequent atherosclerosis. Our goal for ALT-2074 is to develop it for use in the treatment of acute coronary syndrome (“ACS”) and explore its anti-atherosclerotic activity in Hp2-2, diabetic patients.

Our two ongoing Phase 2 studies of ALT-2074 are designed to prepare for a pivotal study. Our first study uses ALT-2074 in Hp2-2, diabetic patients. The drug or placebo is being administered orally in ascending doses for 28 days as we track inflammatory biomarkers and functional improvement in cholesterol efflux. This assay tests the ability of high density lipoprotein (“HDL”) to pull cholesterol out of cells in the body known as macrophages. This ability may protect the vasculature from accumulating atherosclerotic plaque. Results from this study are anticipated in the second quarter of 2008. In addition, we are conducting a Phase 2 clinical trial in diabetic patients undergoing angioplasty to see whether ALT-2074 can protect heart muscle that is not receiving adequate blood supply. We expect to complete this study in the second quarter of 2008 as well.

ALT-2074 has demonstrated potential efficacy in a 20-patient clinical trial in ulcerative colitis.

Alagebrium chloride or alagebrium (formerly ALT-711), is an Advanced Glycation End-product Crosslink Breaker being developed for diastolic heart failure (“DHF”). To date, alagebrium has demonstrated potential efficacy in two Phase 2 clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction (“ED”). The compound has been tested in approximately 1,000 patients, which represents a sizeable human safety database. Our goal is to develop alagebrium in DHF and nephropathy. These diseases represent a rapidly growing market of unmet medical needs, and are particularly common among diabetic patients.

The data from one Phase 2 clinical study, presented at the American Heart Association (“AHA”) meeting in November 2005, demonstrated the ability of alagebrium to improve overall cardiac function, including measures of diastolic and endothelial function. In this study, alagebrium also demonstrated the ability to significantly reduce left ventricular mass. In November 2007, a 100-patient, placebo-controlled, two-arm study called BENEFICIAL (Double-blind, placebo-controlled, randomized trial evaluating the efficacy and safety of alagebrium) began patient enrollment to evaluate the efficacy and safety of alagebrium in patients with chronic heart failure. We expect to report initial results from this study in the second quarter of 2009.

In July 2006, we announced that the Juvenile Diabetes Research Foundation (“JDRF”) awarded a research grant to one of our independent researchers, Mark Cooper, M.D., Ph.D., Professor at the Baker Heart Research Institute, Melbourne, Australia. This grant will fund a multinational Phase 2 clinical study of alagebrium on renal function in patients with type 1 diabetes and microalbuminuria. Alagebrium will be tested for its ability to reverse kidney damage caused by diabetes, and to reverse the protein excretion which is characteristic of diabetic nephropathy. Dr. Cooper has demonstrated promising preclinical results with alagebrium in diabetic kidney disease. We expect to enroll patients in this study beginning in the first quarter of 2009 and results may be available approximately 30 months following enrollment of the first patient.

Our compounds and technologies were the subjects of several presentations and publications over the course of the year.

A preclinical study presented at the 27th Annual Dialysis Conference in Denver, February 18-20, 2007, which was honored with the “Best Abstract” award, demonstrated the beneficial effects of alagebrium in a rat model of peritoneal dialysis. Conducted by Jeong-Ho Lee, M.D. of the Department of Nephrology, Dongguk University Medical Center, Kyongju, Korea, the study entitled, “The breakdown of preformed advanced glycation end products (A.G.E.s) by intraperitoneal alagebrium” indicates a potential role for alagebrium in the treatment of kidney diseases and as an adjunct to dialysis.

Data demonstrating the ability of alagebrium to augment flow-mediated dilation (“FMD”) was the subject of a paper published in the March 2007, Volume 25, No. 3 issue of the Journal of Hypertension, by Susan Zieman, M.D, Ph.D., Assistant Professor, Department of Medicine (Cardiology), and colleagues from Johns Hopkins School of Medicine. The paper, describing an investigator-sponsored Phase 2 clinical trial, indicates that alagebrium can induce changes in flow-mediated dilation and a variety of biomarkers related to inflammation, matrix turnover and endothelial function.

In October 2007, preclinical data demonstrating the ability of alagebrium to reduce serum levels of advanced glycated end-products and restore neuronal nitric oxide synthase (“nNOS”) activity in rats with diabetes was published in the journal Neurogastroenterology and Motility. Loss of gastrointestinal nNOS activity is one of the major putative mechanisms for the development of diabetic complications involving the gut including gastroparesis and intestinal dysfunction and has been the subject of both intense investigation and thorough review. Diabetic gastroparesis is a motility disorder in which the stomach takes too long to empty its contents. It is a disease of significant unmet medical need, as no pharmaceutical products are approved for the treatment of this condition, which afflicts one million type 1 and type 2 diabetic patients in the U.S. and many more worldwide. Pankaj J. Pasricha, M.D., Ph.D., Professor and Chief, Division of Gastroenterology & Hepatology at Stanford University School of Medicine, and colleagues; Dr. Prince VS Jeyabal, Dr. Raj Kumar, Dr. Pandu RR Gangula, Dr. Mary-Adelaide Micci; from the University of Texas Medical Branch authored the paper. Dr. Pasricha is also Chairman of the NIH-funded Diabetic Gastroparesis Consortium, which has a mandate to better characterize the underlying biology and develop therapeutic interventions for patients with diabetic gastroparesis.

In a presentation in November at the American Heart Association Scientific Sessions 2007, titled “Tight Diabetic Glycemic Control Reduces the Risk of Cardiovascular Disease Only in Individuals With the Hp2-2 Genotype,” Shany Blum, M.D., of the Rappaport Institute of the Technion University, Haifa, Israel, reported the results of a prospective population-based study of more than 3,000 individuals age 55 or older with diabetes mellitus, who were tested for Hp type and followed for two years in a registry. It was observed that Hp2-2 was associated with a highly significant increase in incidence of non-fatal-myocardial infarction, stroke and cardiovascular death and that only patients with the Hp2-2 phenotype (as compared to patients with Hp1-2 or Hp1-1 phenotypes) were shown to have a significant decrease in major cardiovascular events if their level of blood sugar, as measured by a marker of blood sugar called HbA1c, was maintained below 7.0, the generally recommended target for tight glycemic (blood sugar) control.

Also at the American Heart Association Scientific Sessions 2007, the results of the ICARE study were presented. Presenters observed that supplementing Vitamin E therapy (400 IU) in patients with diabetes mellitus who have the Hp2-2 phenotype is beneficial. The study met its pre-specified, primary endpoint of decreased cardiovascular events (defined as stroke, non-fatal myocardial infarction, or MI, and cardiovascular death), leading to early termination of the four-year study after just 18 months. The study was conducted by Dr. Andrew P. Levy and his colleagues at the Rappaport Research Institute in the Technion Faculty of Medicine, Technion-Israel Institute of Technology, Haifa, Israel, and Clalit Health Services, Haifa and Western Galilee, Israel.

We continue to explore strategic relationships to support our development programs and are focused on fund-raising activities. In April 2007, we entered into a Series B Preferred Stock and Warrant Purchase Agreement with institutional investors who purchased on July 25, 2007, $25,000,000 of newly created Series B Preferred Stock and warrants to purchase shares of Series B Preferred Stock. The issuance of $25,000,000 of our Series B Preferred Stock includes the conversion of $6,000,000 of previously issued convertible promissory notes plus all accrued and unpaid interest thereon, which were cancelled upon the closing of the financing. The closing of this financing was subject to the satisfaction of various conditions, including stockholder approval (See Note 10 to the consolidated financial statements -- Series B Preferred Stock and Warrant Purchase Agreement).

On July 20, 2007, the stockholders of Alteon Inc. approved changing the name of the company from Alteon Inc. to Synvista Therapeutics, Inc.  The name change became effective on July 25, 2007.

In January 2008 we announced the signing of an agreement with privately-held Novel Therapeutic Technologies, Inc. to provide us with formulation work for a topical cream formulation of ALT-2074, for the treatment of psoriasis. This work will be performed under the guidance of Elka Tuoituo, M.D. at the Hebrew University in Jerusalem, Israel. ALT-2074 may have potential in the treatment of plaque psoriasis because ALT-2074 can block TNF-α activated expression of cell adhesion molecules, I-CAM and V-CAM, which may be essential for cellular migration. TNF- α is an established target for drug development in psoriasis and other autoimmune diseases. We have identified sites in Israel to perform a planned Phase 2 clinical trial beginning in mid-2008, pending approval from the Ministry of Health in Israel.

We were incorporated in Delaware in October 1986. Our headquarters, effective February 26, 2007, are located at 221 W. Grand Avenue, Montvale, New Jersey 07645. We maintain a web site at www.Synvista.com and our telephone number is (201) 934-5000. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investor Relations” section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Our Business Strategy

Our strategy has been to use our proprietary portfolio of new chemical entities to develop compounds that address large medical needs unmet by existing therapies. We may seek, as appropriate, to selectively in-license clinical stage compounds and as appropriate to out-license or co-develop some drug candidates with corporate partners. We may elect to retain development and marketing rights for one or several indications for our drugs, while at the same time continuing to evaluate potential corporate partnerships for the further development and ultimate marketing of the compounds. In addition to these pipeline products, we have identified compounds in multiple chemical classes of Glutathione Peroxidase Mimetics and A.G.E. Crosslink Breakers and A.G.E. Formation Inhibitors that may warrant further evaluation and potential development.

Markets of Opportunity

ALT-2074 and Haptoglobin Markets

ALT-2074 is being developed for two markets in two formulations. An oral formulation of the drug is being developed for diabetic patients at high risk for death or heart failure following a heart attack. A topical formulation is being developed for mild-to-moderate psoriasis.

Type II Diabetes Mellitus (“DM”) is a disease affecting more than 15 million patients in the United States, with more than one million newly diagnosed patients every year and an annual incidence growth rate of more than 6%. DM is often described as part of a continuum beginning with obesity. It is defined largely by glucose intolerance, or an inability to manage sugar in the blood stream. The disease is often associated with metabolic syndrome in which patients tend to be obese, have lipid abnormalities and high blood pressure. It is important to avoid the development of DM or treat it, because DM is associated with microvascular (small blood vessel) diseases like retinopathy and nephropathy and macrovascular (large blood vessel) diseases like stroke and heart attack.

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

Our oral formulation of ALT-2074 is being targeted to Hp2-2 DM patients, or the 40% of DM patients we believe to be at high risk for heart failure or death following a heart attack. There are approximately 160,000 to 200,000 such patients affected by heart attack every year. We believe this niche, short-term use, indication can be valuable in the health care system, where this small population of patients may consume $5 billion to $6 billion in healthcare resources. One of our longer term goals is to develop ALT-2074 or a second generation compound, possibly one in our organoselenium compound discovery program, to be used as chronic therapy by high risk diabetic patients. Focusing again on the Hp2-2 diabetic population at high risk for heart attack and stroke, we would be targeting approximately 6,000,000 U.S. patients as the Hp2-2 DM population represents about 40% of the total 15 million patient DM population in the United States.

We believe that a topical form of ALT-2074 may be useful in the treatment of psoriasis. Psoriasis is an immune-mediated, genetic disease manifesting in the skin and/or the joints and can range from mild to moderate to very severe and disabling. It affects 125 million people worldwide, according to the World Psoriasis Day consortium. According to the National Institutes of Health (“NIH”), between 5.8 million and 7.5 million Americans have psoriasis. Researchers believe psoriasis occurs when faulty signals in the immune system cause skin cells to grow too rapidly. The most common form, plaque psoriasis, appears as raised, red patches or lesions covered with a silvery white buildup of dead skin cells, called scale. There is no cure, but many different treatments, both topical (on the skin) and systemic (throughout the body), can clear psoriasis for periods of time. Topical treatments slow down or normalize that excessive cell reproduction and reduce inflammation (redness) associated with psoriasis. People often need to try different treatments before they find one that works for them. About 56 million hours of work are lost each year by people who suffer from psoriasis, and between $1.6 billion and $3.2 billion is spent per year to treat this disease.

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

Diastolic Dysfunction in Heart Failure

Approximately 5,000,000 patients in the United States have been diagnosed with heart failure. The disease is characterized by an inability to pump enough blood into the aorta to maintain blood pressure and adequate blood flow to the brain, internal organs and the extremities. The body compensates for low blood pressure by increasing blood volume (intravascular volume), because the heart can only fill and eject adequate blood volume under high pressure. This leads to compensatory high filling pressure and fluid leakage into the lungs. Following a heart attack, a scarred, thinned heart will often show signs of failure, as it will be unable to pump blood without high filling pressure. It has become increasingly clear, however, that 1,000,000 to 2,000,000 patients in the United States with heart failure have no evidence of a scarred, thin heart. Rather, they have strong, stiff, thickened heart muscle that squeezes adequately, but can not relax adequately to fill with blood. The body compensates with the same strategy of increasing vascular volume to fill the heart at higher pressure. Such patients with diastolic heart failure, or heart failure with normal ejection fraction, have similar symptoms to the patients with the low ejection fraction heart failure seen in patients with scarred, damaged hearts. As a result, we believe that drugs are currently approved for diastolic heart failure. While drugs approved for heart failure are often attempted in this subset of patients, it is our impression that the effectiveness of those drugs are sorely lacking. Thus drugs that can treat diastolic heart failure or its earlier phase, called diastolic dysfunction, may fill an important unmet medical need. We are developing alagebrium to fill this medical need.

Diabetic Nephropathy

As described above, diabetes is often associated with vascular disease. One consequence of vascular or blood vessel disease, is damage to the kidney, known as diabetic nephropathy. This disease is characterized by progressive scarring and fibrosis of the kidney in an inflammatory process that begins with leakiness of proteins and culminates in decreased function or renal failure. More than 2,000,000 patients in the United States have diabetic nephropathy. Most of these patients will gradually develop end stage renal disease with a requirement for dialysis and kidney transplant. The cost of treatment may be more than $50 billion annually in the United States. We are developing alagebrium for this indication as well.

Pathways

Reactive Oxygen Species and ALT-2074

The production of energy, necessary to living organisms, including human beings, involves the consumption of oxygen in a process called oxidation, where oxygen is added to substances inside or outside of cells. The metabolic machinery in the human body involved in oxidation, will create incidental and harmful byproducts of oxidation, including partially reduced forms of oxygen called reactive oxygen species or ROS. Not surprisingly, the human body has mechanisms for disposing of these byproducts, using antioxidants. Some of these antioxidants are enzymes that promote the conversion or elimination of reactive oxygen species. Examples of these enzymes are glutathione peroxidase, superoxide dismutase and catalase. Others are substances that interact with reactive oxygen species, directly or indirectly, such as glutathione or vitamin E or haptolgobin. One important hypothesis for the negative effects of reactive oxygen species is that they promote the conversion of nitric oxide, NO2 to peroxynitrite, (ONOO-). While nitric oxide is an important mediator of vascular health, improving the tone and relaxing capacity of smooth muscle cells that control the diameter of blood vessels, peroxynitrite is a reactive chemical that can alter proteins and lipids leading to changes in molecular signaling and the development of inflammation. The relative amounts of oxidants and anti-oxidants are carefully monitored in the local cellular environment and across an entire organism. We believe that an increase in reactive oxygen species and the consumption of nitric oxide and production of peroxynitrite contributes to worsening vascular disease.

Patients with Type I or Type II Diabetes, even under conditions of superb medical management, tend to have higher than normal circulating levels of glucose. The presence of glucose induces increased cellular metabolism and the production of more reactive oxygen species and in fact, patients with diabetes tend to have higher levels of reactive oxygen species. We believe that it is sensible to test the efficacy of drugs that reduce reactive oxygen species on patients with diabetes, because the ROS-related diseases are prevalent in this patient population. One disease in particular that generates significant reactive oxygen species and is found more commonly in diabetic than non-diabetic patients is acute coronary syndrome, or heart attack. Loss of blood flow to the heart leads to immediate deprivation of oxygen in cardiac muscle, and is known as cardiac or myocardial ischemia. Since the heart is an organ with a stringent metabolism for oxygen containing pathways, it is particularly sensitive to oxygen deprivation. During a heart attack damage and death of heart tissue arises from multiple pathways. A clot in the coronary arteries can prevent the delivery of nutrient rich, oxygen containing blood. As clots dissolve naturally or are opened by drugs or mechanical therapies (reperfusion), a surge of inflammatory mediators and cytokines are released, causing further damage to the heart muscle (myocardium). This process also occurs during angioplasty. During reperfusion, the surge in oxidative stress induced by inflammatory mediators and oxygen free radicals damages tissues. This damage is due in part to the oxygen free radicals and an inadequate response by the body’s antioxidant capacity, leading to destruction of all membranes. One essential antioxidant molecule that may limit this type of damage is glutathione peroxidase. GPx is the only enzyme in the body that can destroy lipid hydroperoxides, one of the potent inflammatory mediators released during reperfusion induced myocardial injury. As ALT-2074 was chosen as a product candidate by virtue of its strong GPx activity, we believe it may be useful in this patient population. Accordingly, our development plan is designed to test whether ALT-2074 can be used to improve the outcomes of heart attack in patients with diabetes. In an attempt to further increase our chances of success, we anticipate limiting our patient population to the subset of diabetics who have defects in an anti-oxidant called haptoglobin. Specifically, we will look at the approximately 40% of diabetics who have a variant of haptoglobin, called Hp2-2, which renders them at increased risk for cardiovascular disease based on worse atherosclerosis that appears to be caused by even higher levels of oxidative damage.

The A.G.E. Pathway

Advanced Glycation End-Products are glucose/protein complexes and are formed by a reaction between circulating blood glucose molecules and proteins. They induce protein crosslinking. These pathological complexes affect the structural chemistry of tissues and organs, resulting in increased stiffness and fibrosis, as well as impaired flexibility and compromised function. The A.G.E. pathway may provide the scientific explanation for how and why many of the medical complications of the aging process occur with higher frequency and earlier in life in diabetic patients. Diabetic individuals form excessive amounts of A.G.E.s earlier in life than do non-diabetic individuals, due primarily to higher levels of blood sugar. For this reason, diabetes may be viewed as an accelerated form of aging. It is widely acknowledged that diabetics have early onset and accelerated forms of atherosclerosis.

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

A.G.E. Crosslink Breakers have the potential to treat a number of medical disorders where loss of flexibility or elasticity leads to a loss in function. Alagebrium has demonstrated the ability to reverse tissue damage and restore function to the cardiovascular system in Phase 2 clinical studies in cardiovascular distensibility and DHF. Additionally, we are evaluating the development of several compounds in the breaker class for other indications where A.G.E. crosslinking leads to abnormal function.

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

Preclinical Studies

Preclinical studies with ALT-2074 conducted by Dr. Shany Blum in the laboratory of Dr. Andrew Levy at the Technion Institute in Israel have documented the ability of this compound to effectively reduce the amount of damage to the myocardium that occurs in settings of a myocardial infarction in diabetic models with Hp2-2. These investigators have identified a genetic polymorphism of haptoglobin that predisposes diabetic individuals to enhanced myocardial damage subsequent to an ischemia-reperfusion event. With the use of transgenic animals containing the human form of the altered haptoglobin gene, these investigators have demonstrated that ALT-2074 was capable of reducing myocardial damage by greater than 80% relative to placebo treated animals. This altered genetic form of haptoglobin is found in about 30% to 40% of the human population and has been associated with increased risk of death and cardiovascular complications in diabetic patients. The results of these studies were presented at meetings of the American College of Cardiology and the AHA, and were recently published in the peer-reviewed Journal of the American College of Cardiology. We believe that the use of ALT-2074 can mitigate both the inflammatory and oxidative stress aspects of ischemia-reperfusion injuries. Glutathione peroxidase is the only natural anti-oxidant that is able to mitigate the damage to membranes. The ability of ALT-2074 to mitigate the effects of damage attributable to lipid peroxides has important implications for treatment of atherosclerosis and limitation of heart damage in the context of acute coronary syndrome, myocardial infarction and atherosclerosis. ALT-2074 is believed to have both anti-oxidant and anti-inflammatory activities, and, as such, we believe that it represents a potential therapeutic opportunity to modulate cardiovascular disease.

Alagebrium efficacy data are consistent across species. Studies in animal models in several laboratories around the world have demonstrated rapid reversal of impaired cardiovascular functions with alagebrium. In these preclinical models, alagebrium reverses the stiffening of arteries, as well as the stiffening of the hearts that are consequences of aging and diabetes.

Preclinical studies of alagebrium conducted by researchers from the National Institute on Aging and Johns Hopkins Geriatric Center demonstrated the ability of the compound to significantly and rapidly reduce arterial stiffness in elderly Rhesus monkeys. In a preclinical study of alagebrium in aged dogs, administration of alagebrium for two months resulted in an decrease in age-related aorta stiffness, and increased aortic dimension. Additionally, in several preclinical studies, alagebrium has been shown to normalize the thickening of the left ventricle and to have a beneficial, therapeutic effect on reversing the pathologic remodeling of the heart. Preclinical studies have also demonstrated the beneficial effects of alagebrium and exercise to reverse diastolic stiffness, alter active diastolic dysfunction, systolic function contractility and large artery vascular compliance associated with age-related myocardial dysfunction and vascular stiffness. Other preclinical studies have investigated the beneficial effects of alagebrium on atherosclerosis, diabetic kidney disease, ED and certain eye conditions.

Current Clinical Studies

Oral ALT-2074 in Acute Coronary Syndrome in Diabetic Patients

We believe that the ability to identify, through haptoglobin phenotyping, those diabetic patients who are at extreme risk for cardiovascular complications and death will allow physicians to offer directed therapy to those patients when they present in acute coronary settings. Preclinical studies have indicated that ALT-2074, a glutathione peroxidase mimetic that reduces injury due to oxidative stress, is able to limit damage to rodent myocardium by 85% in acute coronary settings when the animals have been transgenically manipulated to carry the human form of the gene for haptoglobin in which high risk is conferred to patients (Hp2-2).

In a Phase 2 randomized, double-blind, placebo controlled, multicenter clinical trial underway in Israel, ALT-2074 is being evaluated for its ability to limit myocardial damage in 60 diabetic patients undergoing elective balloon angioplasty and stent placement. The primary endpoint is area-under-the-curve measurement of plasma CK-MB, a marker of myocardial injury, in the 48 hours following the angioplasty. Trial results are expected to be available by mid-2008. If the trial results show that ALT-2074 prevents myocardial injury in this setting, we intend to embark on a Phase 3 program in which we would test 28 days of treatment with ALT-2074 in diabetic patients with the haptoglobin 2-2 phenotype who present with acute coronary syndrome. We expect the primary endpoint for such a study to be a “hard” composite endpoint, including death and MI.

In another Phase 2 study underway in diabetic patients with coronary artery disease, this one in the U.S., we are attempting to identify biomarkers of oxidative stress that differ between patients with different haptoglobin phenotypes and to examine the effects of treatment with ALT-2074 on these biomarkers in patients with the haptoglobin 2-2 phenotype. If we can succeed, we believe that this will provide additional evidence for drug activity and help to support proceeding to a Phase 3 clinical trial. These results are also expected to be available by mid-2008.

Topical ALT-2074 in Psoriasis

Because the ability to reduce oxidative stress also counters inflammatory pathways, we intend to begin testing a topical formulation of ALT-2074 in psoriasis. The first Phase 2 clinical study of ALT-2074 in psoriasis, a randomized, double-blind, placebo controlled study to be conducted in 40 patients with moderate psoriasis in Israel, is scheduled to begin by mid-2008 and we expect to report results before the end of 2008.

Oral Alagebrium for Heart Failure

Alagebrium has been shown in animal models to be effective in systolic hypertension, diabetic nephropathy, and heart failure caused by diabetes mellitus or hypertension. A phase 2 study in hypertension failed to show efficacy, but two small, open label clinical studies in heart failure (DIAMOND and PEDESTAL) yielded encouraging results. We are pursuing development of alagebrium in the indication of heart failure.

In a Phase 2 randomized, double-blind, placebo controlled clinical trial being conducted in 100 patients in The Netherlands, the effect of 9 months of treatment with alagebrium is being investigated in patients with heart failure and a low cardiac ejection fraction (systolic heart failure). The primary readout is a measure of exercise ability known as MVO2. We believe that exercise ability, coupled with measures of quality of life, is a registerable endpoint for this indication. We expect this trial to report results before the end of 2009.

A second randomized, double-blind, placebo controlled Phase 2 study of alagebrium in heart failure is scheduled to start in May 2008 at approximately 25 sites in the U.S. and will enroll 160 patients. As with the trial described immediately above, the primary readout of this trial is a measure of exercise ability. This study, in contrast to the first, is targeting heart failure patients with normal cardiac ejection fraction (diastolic heart failure), a disease that is particularly prevalent in diabetic and hypertensive patients. This study also is scheduled to report results before the end of 2009.

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

We plan to inspect any third-party contract manufacturers and their consultants with whom we may contract in the future in order to confirm their compliance with current Good Manufacturing Practice, or cGMP, required for pharmaceutical products. We believe we will be able to obtain sufficient quantities of bulk chemicals at reasonable prices to satisfy anticipated needs.

ALT-2074 is currently manufactured for us by external contract research organizations (“CRO’s”) and contract manufacturing organizations (“CMO’s”) to Current Standards of Good Manufacturing Practices (“cGMP”). These CROs and CMOs also conduct ongoing stability testing and packaging of ALT-2074 for us. All ongoing bulk and product stability information has been submitted to the Cardio-Renal Division of the FDA under an approved IND. These efforts are currently sufficient to support our ongoing clinical investigations of ALT-2074 in Israel and in the U.S., as well as various preclinical and toxicology studies.

We have manufactured enough alagebrium tablets for our ongoing domestic and international trials. Past manufacturing and ongoing stability testing are in accordance with cGMP and International Conference on Harmonisation (“ICH”) guidelines.

Marketing and Sales

We retain worldwide marketing rights to our A.G.E. Crosslink Breaker compounds. We believe that alagebrium may address the cardiovascular, diabetes and primary care physician markets. We have an exclusive worldwide license to ALT-2074 and other organoselenium compounds. We believe that ALT-2074 may address large cardiovascular markets. We plan to market and sell our products, if and when they are successfully developed and approved for commercial sale, directly or through co-promotion or other licensing arrangements with third parties. Such arrangements may be exclusive or nonexclusive and may provide for marketing rights worldwide or in a specific market.

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

As of the date of this report, our patent estate of owned or licensed patent rights consists of a total of 193 issued patents and 116 pending applications in the United States and internationally.   The majority of our patents and patent applications are in the following three areas: there are 146 issued patents and 45 pending applications in the United States and world-wide, related to A.G.E. crosslink breakers. In addition there are 43 issued patents and 20 pending applications related to Glutathione Peroxidase Mimetics, and 3 issued U.S. patents and 37 patent applications, world-wide, related to the haptoglobin diagnostic kit. Our issued patents expire on dates ranging from 2011 to 2025.

On April 2, 2007, we entered into an Amended and Restated Exclusive License Agreement with Oxis International, Inc. (“OXIS”) that includes a worldwide exclusive license granted by Oxis to us and covering a family of orally bioavailable organoselenium compounds that have shown anti-oxidant and anti-inflammatory properties in clinical and preclinical studies, and which changes certain rights and obligations under our previous agreement with Oxis. Among other changes, the amended agreement broadens the field of our license to all uses of the licensed technology and eliminates the exclusive right of Oxis to act as a supplier of licensed product to us. Royalty and milestone payments also are changed in the amended agreement, including the addition of a right to reduce royalty payments to Oxis in the event a royalty on a licensed product is payable to a third party.

The amended agreement also requires that we make certain fixed payments to Oxis of up to $500,000 over six months, which have been made, and enter into a share purchase agreement for the purchase of $500,000 of newly issued shares of Oxis common stock at a premium over the then current market price. In August 2007, we acquired 2,083,333 shares of Oxis pursuant to the share purchase agreement for $500,000, of which $100,000 premium was expensed at the date of the acquisition. These shares must be held for a period of not less than 18 months. We further commit to a minimum investment in a development program from licensed products.

We also entered into a license agreement with BIO-RAP Ltd. (“BIO-RAP”), on its own and on behalf of the Rappaport Family Institute for Research in the Medical Sciences, in July 2004. Under the agreement, we received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to certain technology, patents and technology relating to products in the field of testing and/or measurement for diagnostic predictive purposes of vascular or cardiac diseases.  We are obligated to make annual research funding payments to BIO-RAP and pay a portion of BIO-RAP’s direct overhead costs. We are also obligated to make future payments upon achievement of certain milestones, including FDA-related milestones, as well as royalty payments on sales, net of various customary discounts, attributable to therapeutic products derived from the technology being licensed to us by BIO-RAP. We have a first right to acquire a license to any of the technology developed as part of the research conducted pursuant to the agreement.  If we exercise this right but the parties acting in good faith fail to reach an agreement with respect to such license, then we have a right of first refusal to license the research technology on the same terms offered by BIO-RAP to a third party.

On April 1, 2007, we entered into an amendment of our License and Research Agreement with Bio-Rap. Among other changes, the amendment extends to all fields our rights to sell therapeutic and diagnostic product pursuant to the licenses granted in that agreement.  The amendment also will result in an increase in annual research funding provided by us to Bio-Rap, and in our making certain defined payments to Bio-Rap over the course of the next 18 months. Other payments due to Bio-Rap based on our sales of diagnostic products or grant of sublicense rights, including royalties, milestone payments and payments attributable to sublicense revenue, are significantly reduced. The amendment gives us the right to further reduce royalty payments on diagnostic products on making a one-time payment within eight years, and to further reduce payments resulting from sublicense revenue on making a one-time payment made within the next five years. In addition, under the amendment we assume all of Bio-Rap’s right and interest in a license with ARUP Laboratories at the University of Utah (“ARUP”). ARUP will, in the future, be a sublicensee of us.

In connection with our merger with HaptoGuard in July 2006, we issued to Genentech rights to collect milestones and royalties on net sales of alagebrium.  Further, Genentech was given a right of first negotiation on ALT-2074 if we seek a licensing partner for the drug.

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

Our success will depend, in part, on our ability to obtain patent protection for our products, preserve our trade secrets and operate without infringing on the proprietary rights of third parties. There can be no assurance that our current patent estate will enable us to prevent infringement by third parties or that competitors will not develop competitive products outside the protection that may be afforded by the claims of such patents. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not develop independently the same or similar technologies. Failure to maintain our current patent estate or to obtain requisite patent and trade secret protection, which may become material or necessary for product development, could delay or preclude us or our licensees or marketing partners from marketing our products and could thereby have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

We and our products are subject to comprehensive regulations by the U.S. Food and Drug Administration (“FDA”) and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacturing, labeling, marketing, export, storage, record keeping, advertising and promotion of our products.

The process required by the FDA before our products may be approved for marketing in the United States generally involves (1) preclinical new drug laboratory and animal tests, (2) submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical trials may begin, (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended indication, (4) submission to the FDA of a new drug application (“NDA”), and (5) FDA review of the NDA in order to determine, among other things, whether the drug is safe and effective for its intended uses. There is no assurance that the FDA review process will result in product approval on a timely basis, if at all.

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

Clinical trials are conducted under protocols that detail such matters as the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each protocol must be reviewed and approved by an independent review board (“IRB”).

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

We are competing in an industry in which technologies can become obsolete over time, thereby reducing or eliminating the market for any pharmaceutical product. For example, competitive drugs based on other therapeutic mechanisms are currently marketed and are being developed to treat cardiovascular disease and diabetic complications. The development by others of competitive treatment modalities could render any products that we develop non-competitive. Therapeutic approaches being pursued by others include treating cardiovascular disease and diabetic complications via gene therapy and cell transplantation, as well as pharmaceutical intervention with agents such as aldose reductase inhibitors.

There are many drugs currently being used for the treatment of heart failure, including ACE inhibitors, angiotensin receptor blockers, adrenergic alpha 1 antagonists, aldosterone inhibitors, beta-blockers and diuretics, among others. The treatments for a heart attack are myriad and the patient variability is formidable.

Most of our competitors and potential competitors have significantly greater financial resources than we have. Our competitive position also depends on our ability to enter into a collaboration agreement with respect to ALT-2074 and alagebrium, and we cannot assure that we will be able to do so on reasonable terms, or at all.

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

The following persons are our Medical and Clinical Advisors:

Dalane Kitzman, M.D., Professor, Cardiology, Wake Forest University Baptist Medical Center

William Little, M.D., Section Head, Professor, Cardiology, Wake Forest University Baptist Medical Center

Michael Zile, M.D., Medical University of South Carolina

Bertram Pitt, M.D., University of Michigan

Scott S. Solomon, M.D., Brigham and Women’s Hospital, Harvard University Medical School

Burton Sobel, M.D., University of Vermont, Director of the Cardiovascular Research Institute

David Greenblatt, M.D., Tufts University School of Medicine, New England Medical Center

As of March 1, 2008, we employed nine persons; two engaged in research and development, and seven engaged in administration and management. Three employees hold Ph.D. and/or M.D. degrees. We believe that we have been successful in the past in attracting skilled and experienced personnel. Our employees are not covered by collective bargaining agreements, but all employees are covered by confidentiality agreements. We believe that our relationship with our employees is good. We have also engaged consultants for certain administrative and scientific functions.

Forward-Looking Statements and Cautionary Statements

Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by us or our representatives are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate," “may” or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. The forward-looking statements represent our judgments and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in this section and elsewhere in this Form 10-K. These factors include, but are not limited to, the risks set forth below.

The forward-looking statements set forth in this document represent our judgment and expectations as of the date of this Report. We assume no obligation to update any such forward-looking statements.

Item 1A. Risk Factors.

Risks Related To Our Business

We will continue to need additional capital, but access to such capital is uncertain.

As of December 31, 2007, we had cash and cash equivalents on hand of approximately $15,646,000. Our future capital needs will depend on many factors, including our research and development activities and the success thereof, the scope of our clinical trial programs, the timing of regulatory approval for our products under development and the successful commercialization of our products. Our needs may also depend on the magnitude and scope of our activities, the progress and the level of success in our clinical trials, the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, the establishment of new collaboration and licensing arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by us. In addition, the holders of our Series B Preferred Stock have the option to receive dividends in the form of cash or additional shares of Series B Preferred Stock. The amount of funds that we will have available in the future for the development of our product candidates may be reduced if the holders of our Series B preferred stock choose to receive dividends in the form of cash. We currently do not have committed external sources of funding and may not be able to secure additional funding on any terms or on terms that are favorable to us. If we raise additional funds by issuing additional stock, further dilution to our existing stockholders will result, and new investors may negotiate for rights superior to existing stockholders. If adequate funds are not available, we may be required to:

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

We have historically incurred operating losses and we expect these losses to continue.

We have historically incurred substantial operating losses due to our research and development and other operating activities and expect these losses to continue for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of $263,092,520. Our net losses during fiscal years 2007 and 2006 were $16,093,022 and $17,679,737, respectively. Our net losses applicable to common stockholders during fiscal years 2007 and 2006 were $19,946,659 and $20,332,416, respectively. We expect to expend significant amounts on research and development programs for alagebrium and ALT-2074. Research and development activities are time consuming and expensive, and will involve the need to engage in additional fund-raising activities, identify appropriate strategic and collaborative partners, reach agreement on basic terms, and negotiate and sign definitive agreements. We expect to continue to incur significant operating losses for the foreseeable future.

Clinical studies required for our product candidates are time-consuming, and their outcome is uncertain.

Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical and clinical studies that the product is safe and effective for use in each target indication. Success in preclinical studies of a product candidate may not be predictive of similar results in humans during clinical trials. None of our products has been approved for commercialization in the United States or elsewhere. In December 2004, we announced that findings of a routine two-year rodent toxicity study indicated that male Sprague Dawley rats exposed to high doses of alagebrium over their natural lifetime developed dose-related increases in liver cell alterations and tumors, and that the liver tumor rate was slightly over the expected background rate in this gender and species of rat. In February 2005, based on the initial results from one of the follow-on preclinical toxicity experiments, we voluntarily and temporarily suspended enrollment of new subjects into each of the ongoing clinical studies pending receipt of additional preclinical data. We withdrew our IND for the EMERALD (Efficacy and Safety of Alagebrium in Erectile Sysfunction in Male Diabetics) study in February 2006 in order to focus our resources on the development of alagebrium in cardiovascular indications. We subsequently submitted an IND to the Cardio-Renal Division of the FDA for a trial using alagebrium to treat heart failure. The FDA has indicated that we may proceed with trials in this indication. The BENEFICIAL trial, a double-blind, placebo-controlled, randomized trial evaluating the efficacy and safety of alagebrium in patients with chronic heart failure, was planned and submitted under a Clinical Trial Application in the Netherlands, where the health authorities have permitted us to proceed with initiation of the study. Freedom to initiate clinical studies does not mean that regulatory agencies will not require additional explanation of the two-year rodent toxicity study.

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

Our success will largely depend on the development of ALT-2074 or alagebrium, and we cannot be sure that the efforts to commercialize ALT-2074 or alagebrium will succeed.

ALT-2074 and alagebrium are still in early clinical trials and any success to date should not be seen as indicative of the probability of any future success. The failure to complete clinical development and commercialize ALT-2074 or alagebrium for any reason or due to a combination of reasons will have a material adverse impact on our business.

We are dependent on the successful outcome of clinical trials and will not be able to successfully develop and commercialize products if clinical trials are not successful.

We received approval from Israel’s Ministry of Health to conduct Phase 2 trials of ALT-2074 in diabetic patients recovering from a recent myocardial infarction or acute coronary syndrome. The purpose of the study is to evaluate the biological effects on cardiac tissue in patients treated with ALT-2074. The study was opened for enrollment in May 2006 and we now have six sites open for enrollment. Recruitment has been slow and while we predict that the study will be completed in the first half of 2008, we can neither guarantee its completion nor the likelihood of gaining positive results. The same is true for the biomarker study using ALT-2074 which begun in June 2007.

We are developing a diagnostic kit and our efforts may never lead to a product which gains regulatory approval or is commercialized.

We are in the early stage of developing a diagnostic kit to identify the subset of patients with diabetes who are at increased risk for cardiovascular disease. The technology underlying this kit relates to a serum protein called haptoglobin, or Hp. A common variant of this protein, known as Hp 2-2, which is found in 40% of the population, is associated with increased cardiovascular risk in diabetic patients. We are developing a kit to identify this variant of haptoglobin. Successful commercialization of such a kit could generate revenues for us in future years and could help focus the development of our therapeutic product candidate, ALT-2074. However, we cannot assure you that we will succeed in developing such a kit or obtain the approvals necessary for its commercialization. Even if we obtain the necessary regulatory approvals, we may not succeed in persuading physicians and others to purchase sufficient quantities of the kit to cover the costs of its development. Failure to successfully develop and commercialize the kit will have a material adverse effect on our business.

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

We depend heavily on the principal members of our management and scientific staff to realize our strategic goals and operating objectives. We depend on Dr. Noah Berkowitz as our Chief Executive Officer and Dr. Carl Mendel as our Vice President of Clinical Development and Chief Medical Officer. The loss of services in the near term of any of our principal members of management and scientific staff could impede the achievement of our development priorities. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success, and there is significant competition among companies in our industry for such personnel. We may be required to provide additional retention and severance benefits to our employees in the future if we prepare to effect a strategic transaction, such as a sale or merger with another company. However, we cannot assure you that we will be able to attract and retain personnel on acceptable terms given the competition between pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced managers and scientists, and given the recent clinical and regulatory setbacks that we have experienced. In addition, we rely on consultants to assist us in formulating our research and development strategy. All of our consultants are employed by other entities and may have commitments to or consulting or advisory contracts with those other entities that may limit their availability to us.

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

At December 31, 2007, we had an accumulated deficit of $263,092,520. We anticipate that we will incur substantial, potentially greater, losses in the future as we continue our research, development and clinical studies. We have not yet requested or received regulatory approval for any product from the FDA or any other regulatory body. All of our product candidates are still in research, preclinical or clinical development. We may not succeed in the development and marketing of any therapeutic or diagnostic product. We do not have any product candidates other than alagebrium and ALT-2074 in clinical development, and there can be no assurance that we will be able to bring any other compound into clinical development. Adverse results of any preclinical or clinical study could cause us to materially modify our clinical development programs, resulting in delays and increased expenditures, or cease development for all or part of our ongoing studies of alagebrium.

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

Failure to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We have experienced material weaknesses in our internal control over financial reporting in past periods. We have taken remedial measures to address and correct these past material weaknesses. However, we cannot assure you that our internal controls over financial reporting will remain effective for any period of time. The failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

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

ALT-2074 and other compounds are licensed by third parties and if we are unable to continue licensing this technology, our future prospects may be materially adversely affected.

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

The technology that our subsidiary HaptoGuard licensed from third parties would be difficult or impossible to replace and the loss of this technology would materially adversely affect our business, financial condition and any future prospects.

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

We utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. We contract most of our research and development operations using third-party contract manufacturers for drug inventory and shipping services and third-party contract research organizations in connection with preclinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers.

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

We intend to obtain a combined coverage policy that includes tail coverage in order to cover any claims that are made for any events that have occurred prior to the merger. We currently have a policy covering $10 million of product liability for our clinical trials, for which our annual premium is approximately $164,000. However, insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Owning Our Common Stock

The holders of the Series B Preferred Stock are entitled to rights and preferences that are significantly greater than the rights and preferences of the holders of our common stock, including preferential payments upon a liquidation, as well as a dividend and registration rights associated with their shares.

Holders of our Series B Preferred Stock are entitled to a number of rights and preferences which holders of shares of our outstanding common stock do not and will not have. Among these rights and preferences is a preference on liquidation of the Company, which means that holders of the Series B Preferred Stock will be entitled to receive the proceeds out of any sale or liquidation of the Company before any such proceeds are paid to holders of our common stock. In general, if the proceeds received upon any sale or liquidation do not exceed the total liquidation proceeds payable to the holders of the Series B Preferred Stock, holders of common stock would received no value for their shares upon such a sale or liquidation. In addition, shares of the Series B Preferred Stock accrue dividends at a rate of 8% per year for a period of five years from the date on which the shares of Series B Preferred Stock were issued.

Holders of the Series B Preferred Stock also have significant rights with respect to certain actions that we may wish to take from time to time. At any time when any shares of Series B Preferred Stock remain outstanding, we may not, without the consent of the holders of a majority of the shares held by holders of at least $4,000,000 (measured as of the original issue date) worth of Series B Preferred Stock:

•	incur debt in excess of $2,000,000;

•	authorize the sale of securities at a price per share less than the price per share that the Series B Preferred Stock has been sold under the Series B Purchase Agreement;

•	increase the authorized capital of the Company;

•	create any new classes or series of stock with rights senior to the common stock;

•	issue any shares of our Series A Preferred Stock, other than in accordance with our shareholder rights plan;

•	amend any provision of our Certificate of Incorporation or Bylaws that changes the rights of the Series B Preferred Stock;

•	pay or declare any dividend on any capital stock of the Company other than the Series B Preferred Stock;

•	purchase or redeem any securities;

•	issue any securities to employees other than pursuant to the Plan, or increase the number of shares of common stock reserved for issuance under the Plan;

•	liquidate, dissolve or wind-up;

•	merge with another entity;

•	sell or dispose of any assets of the Company, including the sale or license of its intellectual property;

•	change the number of directors;

•	amend any portion of our Certificate of Incorporation or Bylaws;

•	materially change the nature of our business;

•
intentionally take any action that may result in our stock no longer being approved for quotation on the AMEX or NASDAQ, or that would cause our common stock to no longer be registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended; or

•	amend any material agreement that has been filed with the Securities and Exchange Commission.

As a result, we will not be able to take any of these actions without first seeking and obtaining the approval of the holders of the Series B Preferred Stock. We may not be able to obtain such approval in a timely manner or at all, even if we think that taking the action for which we seek approval is in the best interests of the Company.

In connection with the closing of the financing, we entered into an Amendment No. 1 to the Registration Rights Agreement (“Amendment”) with institutional investors (the “Buyers”). The Amendment amends the Registration Rights Agreement dated July 25, 2007, by extending the schedule under which we are required to file registration statements with the Securities and Exchange Commission for the resale of the shares of common stock issuable upon conversion of the shares of Series B Preferred Stock issued to the Buyers, as well as upon conversion of the shares of Series B Preferred Stock underlying the warrants issued to the Buyers. The Amendment also grants the Buyers additional piggy-back registration rights in the event of an underwritten public offering of our securities and demand registration rights at the option of a majority of the Buyers. The Amendment also relieves us of our obligation to pay the Buyers liquidated damages in certain circumstances, as described in the Amendment.

The holders of the Series B Preferred Stock represent a significant voting interest in the Company.

The Series B Preferred Stock is convertible into common stock at any time at the option of the holder at an initial conversion rate of 1:1, subject to adjustment pursuant to the terms of the Series B Preferred Stock. Assuming the full conversion of all of the shares of Series B Preferred Stock into our common stock, and the exercise all of warrants to acquire shares of Series B Preferred Stock which are then converted into shares of our common stock, the holders of the Series B Preferred Stock would represent approximately 83% of our issued and outstanding capital stock as of December 31, 2007. Accordingly, in the event that all of the shares of Series B Preferred Stock were to be converted into our common stock, a change in control of the Company would occur. Prior to such conversion, each holder of Series B Preferred Stock is entitled to cast the number of votes equal to one-half of the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder are convertible. Therefore, on the date of issuance of the Series B Preferred Stock, the holders of Series B Preferred Stock held approximately 41% of the voting power of the Company.

Our stock price is volatile and you may not be able to resell your shares at a profit.

We first publicly issued common stock on November 8, 1991 at $750.00 per share in our initial public offering and it has been subject to fluctuations since that time. For example, during 2007, the closing sale price of our common stock has ranged from a high of $7.50 per share to a low of $1.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

As of December 31, 2007, there were 297,413,623 shares of authorized but unissued shares of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions, for anti-takeover purposes, and in other transactions, without obtaining stockholder approval, unless stockholder approval is required for a particular transaction under the rules of AMEX, Delaware law, or other applicable laws. If our management determines to issue shares of our common stock from the large pool of such authorized but unissued shares for any purpose in the future without obtaining stockholder approval, your ownership position would be diluted without your further ability to vote on that transaction.

The sale of a substantial number of shares of our common stock could cause the market price of our common stock to decline and may impair the combined company’s ability to raise capital through additional offerings.

We currently have outstanding warrants and options to purchase an aggregate of 4,407,422 shares of our common stock. Sales of these shares in the public market, or the perception that future sales of such shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Our executive officers, directors and holders of more than 5% of our common stock collectively beneficially own approximately 30% of the outstanding common stock, which includes fully vested options to purchase common stock. In addition, approximately 876,706 shares of common stock issuable upon exercise of vested stock options could become available for immediate resale if such options were exercised.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

On January 19, 2007, we entered into a Lease Agreement for approximately 4,162 square feet of office space in Montvale, New Jersey. The lease is for a term of three years, which commenced on February 26, 2007, and we have the opportunity to extend the lease for two additional three-year terms by providing written notice to the landlord. The basic monthly rent is $8,151, together with a security deposit of $15,261. We consider our property to be generally in good condition, well maintained and generally suitable and adequate to carry on our business for the foreseeable future.

Item 3. Legal Proceedings.

We are not a party to any litigation, and management is not aware of any contemplated proceeding by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the American Stock Exchange under the symbol “SYI.” The following table sets forth, for the periods indicated, the high and low sales price for our common stock, as reported by the American Stock Exchange:

2007	High	Low
First Quarter	$7.50	$4.00
Second Quarter	5.00	2.50
Third Quarter	4.51	2.40
Fourth Quarter	3.23	1.75

2006	High	Low
First Quarter	$16.00	$9.00
Second Quarter	14.00	8.00
Third Quarter	10.50	6.50
Fourth Quarter	9.50	7.00

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

Stockholders

As of March 19, 2008, there were 104 holders of the common stock. On March 18, 2008, the last sale price reported on the American Stock Exchange for the common stock was $2.30 per share.

Dividends

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a product-based biotechnology company engaged in the development of diagnostic tests and drugs to identify and treat diabetic patients at high risk for the development of cardiovascular disease. We have identified several promising product candidates that we believe represent novel approaches for diagnosis and treatment in some of the largest pharmaceutical markets. Currently we are advancing the development and commercialization of a diagnostic product and two of our drug candidates are in Phase 2 clinical trials.

We are developing a diagnostic kit to identify the subset of patients with diabetes who are at increased risk for cardiovascular disease. The technology underlying this kit relates to a serum protein called haptoglobin, or Hp. A common variant of this protein, known as Hp 2-2, which is found in 40% of the population, is associated with increased cardiovascular risk in diabetic patients. Further, it has been shown that this protein variant may identify those diabetic patients for whom daily use of vitamin E could potentially reduce the rate of heart attack by 50% annually. We are developing a kit to identify this high risk variant of haptoglobin. Any successful commercialization of such a kit could generate revenues for us in future years and could help focus the development of one of our therapeutic product candidates, ALT-2074, described below.

We are also managing a discovery and development program aiming to produce small molecule drugs that mimic, the enzyme glutathione peroxidase. We believe that GPx is one of the only enzyme in the human body that reduce oxidized lipids. By recreating the activity of this enzyme in a small molecule we may be able to treat diseases in which oxidized lipids are thought to play a significant role.

One of our GPx mimetics, ALT-2074, is in Phase 2 clinical trials. Our intention is to focus this product candidate on the treatment of diabetic patients with Hp2-2. These patients have a markedly elevated rate of heart failure and death following a heart attack, which may relate to elevated levels of oxidized lipids and consequent atherosclerosis. Our goal for ALT-2074 is to develop it for use in the treatment of acute coronary syndrome (“ACS”) and explore its anti-atherosclerotic activity in Hp2-2, diabetic patients.

Our two ongoing Phase 2 studies of ALT-2074 are designed to prepare for a pivotal study. Our first study uses ALT-2074 in Hp2-2, diabetic patients. The drug or placebo is being administered orally in ascending doses for 28 days as we track inflammatory biomarkers and functional improvement in cholesterol efflux. Results from this study are anticipated in the second quarter of 2008. In addition, we are conducting a Phase 2 clinical trial in diabetic patients undergoing angioplasty to see whether ALT-2074 can protect heart muscle that is not receiving adequate blood supply. We expect to complete this study in the second quarter of 2008 as well.

We are developing a second compound, Alagebrium chloride or alagebrium (formerly ALT-711). Alagebrium is an Advanced Glycation End-product Crosslink Breaker being developed for diastolic heart failure and diabetic nephropathy. Alagebrium has demonstrated potential efficacy in two clinical trials in heart failure, as well as in animal models of heart failure, nephropathy, hypertension and erectile dysfunction. These diseases represent rapidly growing markets of unmet medical needs, particularly common among diabetic patients. The compound has been tested in approximately 1,000 patients, which represents a sizeable human safety database, in a number of Phase 2 clinical studies.

Future Development Plans

Since we have been able to complete our Series B Preferred Stock Financing, as described elsewhere in this annual report, we are proceeding with several studies involving ALT-2074 and alagebrium.  With respect to ALT-2074, in addition to the myocardial protection study, and the Phase II biomarker study designed to correlate the dose and schedule of ALT-2074 with an effect on inflammatory biomarker levels and various components of cholesterol, we are considering other clinical development activities.

In January 2008 we announced the signing of an agreement with privately-held Novel Therapeutic Technologies, Inc. to provide us with formulation work for a topical cream formulation of ALT-2074, for the treatment of psoriasis. This work will be performed under the guidance of Elka Tuoituo, M.D. at the Hebrew University in Jerusalem, Israel. ALT-2074 may have potential in the treatment of plaque psoriasis because ALT-2074 can block TNF-α activated expression of cell adhesion molecules, I-CAM and V-CAM, which may be essential for cellular migration. TNF- α is an established target for drug development in psoriasis and other autoimmune diseases. We have identified sites in Israel to perform a planned Phase 2 clinical trial beginning in mid-2008, pending approval from the Ministry of Health in Israel.

With respect to alagebrium, we plan, among other things, to initiate a second Phase 2 study to examine the impact of alagebrium on heart function.  As previously reported, we also expect that alagebrium will be studied in a clinical trial of patients with Type I diabetes and microalbuminuria (protein in the urine), funded by the Juvenile Diabetes Research Foundation.

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

Since our inception in October 1986, we have devoted substantially all of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and may not generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $263,092,520 as of December 31, 2007, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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

Our business is subject to significant risks including, but not limited to, (1) our ability to obtain and maintain sufficient financial resources to conduct and continue enrollment in our clinical studies of ALT-2074 and alagebrium, (2) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (3) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (4) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (5) technological change and competition, (6) manufacturing uncertainties, and (7) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during preclinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. These risks and others are discussed under the heading “Item 1A - Risk Factors.”

Results of Operations

Years Ended December 2007 and 2006

License and Other Revenue

In 2007 and 2006, license and other revenue included $50,000 received from a licensing agreement with Avon Products, Inc.

Investment Income

Investment income for 2007 and 2006 was $459,000 and $188,000, respectively. Income was derived from interest earned on cash and cash equivalents, other income, and short-term investments. Investment income in 2007 was higher than in 2006 due to higher cash balances as a result of the financing in July of 2007.

Operating Expenses

Total expenses increased to $9,963,000 in 2007 from $6,551,000 in 2006, excluding in-process research and development of $11,379,000. Total expenses consisted primarily of research and development expenses in 2007 and of general and administrative expenses in 2006. The $11,379,000 in-process research and development charge in 2006 was a result of the merger with HaptoGuard. Research and development expenses were $6,167,000 in 2007 and $1,896,000 in 2006. These expenses consisted primarily of third-party expenses associated with preclinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and an allocation of facility expense.

Research and development expenses increased to $6,167,000 in 2007 from $1,896,000 in 2006, excluding in-process research and development, an increase of $4,271,000, or 225%. This was primarily related to the increase in clinical trial costs and manufacturing expenses as a result of the increase in clinical trial and preclinical work. The 2007 results include $3,377,000 in clinical trial costs, $1,447,000 of patent and patent related costs, $382,000 in personnel and personnel-related costs, $369,000 in discovery, $209,000 in preclinical expenses, $153,000 in consulting expense, $88,000 in trial-related insurance, $84,000 in facility allocation and $71,000 for Haptoglobin diagnostics, which was offset by miscellaneous expenses of $13,000.

General and administrative expenses were $3,797,000 in 2007, which is a decrease from $4,655,000 in 2006. The decrease in 2007 was related to the absence of severance costs offset by the increase in corporate expense primarily in the areas of administrative, legal, public relations and investor relations.

At December 31, 2007, we had available federal net operating loss carryforwards of approximately $181,775,000, which expire in various amounts from the years 2008 through 2027, and state net operating loss carryforwards of approximately $81,007,000, which expire in the years 2008 through 2014. In addition, at December 31, 2007, we had federal research and development tax credit carryforwards of approximately $7,085,000 and state research and development tax credit carryforwards of approximately $1,866,000.

Net Loss

We had net losses of $16,093,000, and $17,680,000 in 2007 and 2006, respectively. Included in the net loss applicable to common stockholders for 2007 and 2006 were preferred stock dividends of $3,854,000 and $2,653,000, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents at December 31, 2007, of $15,646,000 compared to $1,479,000 at December 31, 2006, an increase of $14,167,000. Cash used in operating activities for the year ended December 31, 2007, totaled $7,947,000 and consisted primarily of research and development expenses, personnel and related costs, and facility expenses. Cash used in investing activities totaled $417,000 for the year ended December 31, 2007 and included $400,000 for the purchase of Oxis common stock. Cash provided by financing activities for the year ended December 31, 2007 was $22,531,000 and arose from the completion of the debt financing and the July 2007 preferred stock financing.

In April 2007, we entered into a Series B Preferred Stock and Warrant Purchase Agreement with institutional investors who purchased, on July 25, 2007, $25,000,000 of newly created Series B Preferred Stock and warrants to purchase shares of Series B Preferred Stock. The issuance of $25,000,000 of our Series B Preferred Stock includes the conversion of $6,000,000 of previously issued convertible promissory notes plus all accrued and unpaid interest thereon, which were cancelled upon the closing of the financing (See Note 9 to the consolidated financial statements - Convertible Notes Payable). The closing of this financing was subject to the satisfaction of various conditions, including stockholder approval (See Note 10 to the consolidated financial statements -- Series B Preferred Stock and Warrant Purchase Agreement).

On July 20, 2007, at our annual meeting of stockholders, our stockholders approved the issuance of securities pursuant to the Series B Preferred Stock and Warrant Purchase Agreement. At the closing of the financing on July 25, 2007, we issued 10,000,000 shares of our Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock. The Series B Preferred Stock accrues dividends at 8.0% per year on the original issue price of $2.50 per share for a period of five years from the date on which the shares of Series B Preferred Stock were issued. The warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share (See Note 10 to the consolidated financial statements - Series B Preferred Stock and Warrant Purchase Agreement).

We submitted a Plan of Compliance to AMEX on November 6, 2006, outlining our operational plan and strategic objectives, and amended our Plan of Compliance on January 3, 2007 and January 5, 2007. The Plan of Compliance was prepared in response to a letter received from AMEX on October 9, 2006, indicating we were below certain continued listing standards. These standards were (i) Section 1003(a)(i) of the AMEX Company Guide, as a result of the Company’s stockholder’s equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of its three most recent fiscal years; (ii) Section 1003(a)(ii) of the AMEX Company Guide, as a result of the Company’s stockholder’s equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (iii) Section 1003(a)(iii) of the AMEX Company Guide, as a result of the Company’s stockholder’s equity of less than $6,000,000 and losses from continuing operations and/or net losses in its five most recent fiscal years. To date, we have not regained compliance with such continued listing standards, but we are working towards achieving that goal consistent with our Plan of Compliance. On September 20, 2007, we received a notice from the staff of AMEX, that we have resolved the continued listing deficiencies, but pursuant to the AMEX Company Guide, our plan period will remain open until we have been able to demonstrate compliance with the continued listing standards for two consecutive quarters. We expect to regain compliance by the end of the first quarter of 2008.

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

We expect to utilize cash and cash equivalents to fund our operating activities, including continued development of ALT-2074 and alagebrium and development of a diagnostic kit. Based on our projected spending levels, the remaining cost of these trials and the development of such a diagnostic kit, which are expected to continue into 2009, exclusive of our internal cost, is estimated to be $4.5 million. The cost includes executed, but cancelable, agreements with outside organizations. The amount and timing of our future capital requirements will depend on numerous factors, including the timing of resuming our research and development programs, if at all, the number and characteristics of product candidates that we pursue, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

We will require, over the longer term, substantial additional funding to pursue development and commercialization of ALT-2074, alagebrium and our other product candidates and to continue our operations. We believe that satisfying these capital requirements over the long term will require successful commercialization of our product candidates. However, it is uncertain whether any product candidates will be approved or will be commercially successful.

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

Critical Accounting Policies

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

We have sustained losses since inception which has generally resulted in a zero percent effective tax rate; hence, we have not incurred any interest or penalties. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of tax expense. At December 31, 2007, we had an $88,500,000  deferred tax asset which was fully offset by a valuation allowance due to its history of losses.

In addition, we have net operating loss carryfowards (“NOLs”) that were subject to substantial annual restrictions due to the ownership change limitations provided by the Internal Revenue Code. The Company’s analysis as of December 31, 2007, resulted in severe limitation on federal NOL carryfowards for future use. However, given our history of losses and our fully reserved deferred tax assets, this evaluation has not had a material impact on our consolidated financial statements.

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

We account for employee stock-based compensation, awards issued to non-employee directors, and stock options issued to consultants and contractors in accordance with SFAS 123R, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” For the year ended December 31, 2007, we recognized research and development consulting expenses of $2,732.

We have adopted the new standard, SFAS 123R, effective January 1, 2006 and have selected the Black-Scholes method of valuation for share-based compensation. We have adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R, and is recognized over the remaining service period after the adoption date based on the options’ original estimate of fair value. For the year ended December 31, 2007, we recognized share-based employee compensation cost of $367,268 in accordance with SFAS 123R, which was recorded as general and administrative expenses.

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

We currently have two lead products in clinical development, and we are also developing a diagnostic kit. On July 25, 2007, we completed a $25 million financing, which has enabled us to resume our Phase 2 clinical trials. We have not been tracking our clinical development costs on a project by project basis because we only had one product in clinical development until June 2006 and were forced to curtail research activities due to lack of funding until July 2007. We plan to keep track of our clinical development costs on a project by project basis going forward and will provide applicable by project disclosures in our first Quarterly Report on Form 10-Q for fiscal year 2008.

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

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 -“Revenue Recognition in Financial Statements” (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable; and (4) collectability is reasonably assured.

Due to the immaterial nature of our current licensing revenues, we have recognized revenues from non-refundable, up-front license fees as received which approximates the straight-line basis.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We do not expect the adoption of EITF Issue No. 07-3 to have a material impact on our financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”.  Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2007.  As our collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, we do not expect the adoption of EITF Issue No. 07-1 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141 (Revised), “Business Combinations” (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling interests in Consolidated Financial Statements”, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier adoption is prohibited. We are currently evaluating the effect that the adoption of SFAS 160 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for our fiscal year 2008. We are currently evaluating the impact, if any, of SFAS 159 on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment in marketable securities. We do not use derivative financial instruments in our investments. In 2007, all of our investments resided in money market accounts. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this Item.

Item 8.  Financial Statements and Supplementary Data.

Not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9AT. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our principal financial and accounting officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the principal financial and accounting officers have concluded that as of the end of such fiscal year, our current disclosure controls and procedures were effective. The Chief Executive Officer and principal financial and accounting officers believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b) Material Weaknesses and Changes in Internal Controls. During the review of our financial statements for the three- and six-month periods ended June 30, 2007, our independent registered public accounting firm identified a material weakness regarding our internal control over the recording of an obligation related to the restructuring of an agreement related in part to the financing and an obligation to purchase an investment during the second quarter ended June 30, 2007. As defined by the Public Company Accounting Oversight Board Auditing Standards No. 5,   a material weakness is a significant deficiency, or combination of significant deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since this material weakness was identified by our independent registered public accounting firm in connection with its review of our financial statements for the three- and six-month periods ended June 30, 2007, the transactions subject to these issues have been correctly accounted for and disclosed by us and no restatement of any previously filed financial statements was required. On November 14, 2007, we hired a Controller/principal financial and accounting officer who has assisted in maintaining progress on several projects focused on assessing contractual agreements, better understanding and documenting our processes, and implementing certain preventative or detective controls to address key risks. Management has tested its internal controls with regards to the process of reviewing agreements and feels that this procedure has been remediated to ensure continued compliance.

c) Except for the change in controls described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d) This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and the Guidance for Smaller Public Companies as published by COSO in June 2006. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Corporate Governance Matters” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Our Code of Business Conduct and Ethics is posted on our web site. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the Rules of the American Stock Exchange.

Item 11. Executive Compensation.

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation,” and “Compensation Committee Report” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this Item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this Item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 15. Financial Statements and Exhibits.

(a) Consolidated Financial Statements.

Our audited consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K. Reference is made to the “Index to Consolidated Financial Statements” on page 40.

(b) Exhibits.

The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2008.

SYNVISTA THERAPEUTICS, INC.

By:	/s/ Noah Berkowitz
Noah Berkowitz, M.D., Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Noah Berkowitz Noah Berkowitz, M.D., Ph.D.	President and Chief Executive Officer (principal executive officer)	March 31, 2008

/s/ Alex D’Amico Alex D’Amico, CPA	Controller (principal accounting officer)	March 31, 2008

/s/ Wendy A. Milici Wendy A. Milici	Director of Finance (principal financial officer)	March 31, 2008

/s/ John F. Bedard John F. Bedard	Director	March 31, 2008

/s/ Wayne P. Yetter Wayne P. Yetter	Director	March 31, 2008

/s/ Mary C. Tanner Mary C. Tanner	Director	March 31, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm - J.H. Cohn LLP	41

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2007 and 2006	42

Consolidated Statements of Operations for the years ended
December 31, 2007 and 2006	43

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2007 and 2006	44

Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and 2006	45

Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Synvista Therapeutics, Inc

We have audited the accompanying consolidated balance sheets of Synvista Therapeutics, Inc and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synvista Therapeutics, Inc and subsidiary as of December 31, 2007 and 2006, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 26, 2008

SYNVISTA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$15,646,225	$1,478,780
Other current assets	234,338	314,156

Total current assets	15,880,563	1,792,936

Property and equipment, net	17,096	10,500
Other assets	807,646	501,889

Total assets	$16,705,305	$2,305,325

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,503,355	$809,492
Accrued expenses	458,731	253,022
Preferred stock dividends payable	875,000	—

Total current liabilities	2,837,086	1,062,514

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized,
400,000 shares designated as Series A, none issued and outstanding
12,500,000 shares designated as 8% Series B convertible preferred stock,
10,000,000 shares issued and outstanding at December 31, 2007, and 0
at December 31, 2006	100,000	-

Common stock, $.01 par value; 300,000,000 shares
authorized and 2,586,377 shares issued
and outstanding	25,864	25,864

Additional paid-in capital	276,834,875	244,362,808

Accumulated deficit	(263,092,520)	(243,145,861)

Total stockholders' equity	13,868,219	1,242,811

Total liabilities and stockholders' equity	$16,705,305	$2,305,325

The accompanying notes are an integral part of these consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2007	2006

License and other revenue	$51,066	$62,069

Operating expenses:

Research and development	6,166,622	1,896,204
In-process research and development	-	11,379,348
General and administrative	3,796,726	4,654,689

Total operating expenses	9,963,348	17,930,241

Loss from operations	(9,912,282)	(17,868,172)

Investment income	458,789	188,435
Interest expense	(6,639,529)	-

Net loss	(16,093,022)	(17,679,737)

Preferred stock dividends - Series B	875,000	-
Preferred stock dividends - Series G and Series H	-	2,652,679
Deemed dividends to Series B preferred stockholders on beneficial conversion feature	2,978,637	-

Net loss applicable to common shares	$(19,946,659)	$(20,332,416)

Net loss per common share:
Basic and diluted	$(7.71)	$(11.12)

Weighted average common shares outstanding:
Basic and diluted	2,586,377	1,828,688

The accompanying notes are an integral part of these consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	5,561	$56	1,159,934	$11,600	$228,793,449	$(222,813,445)	$5,991,660

Net loss	-	-	-	-	-	(17,679,737)	(17,679,737)

Private placement of common stock	-	-	219,208	2,192	2,473,814	-	2,476,006

Issuance of Series G and H preferred stock dividends	238	2	-	-	2,652,677	(2,652,679)	-

Common stock issued in connection with the merger	-	-	747,981	7,480	8,792,520	-	8,800,000

Preferred stock converted to common stock as a result of the merger	(5,799)	(58)	269,847	2,698	(2,640)	-	-

Assumption of HaptoGuard vested stock options					235,000		235,000

Private placement of common stock	-	-	189,407	1,894	1,328,126	-	1,330,020

Stock-based compensation	-	-	-	-	66,745	-	66,745

Options issued for consulting services	-	-	-	-	5,122	-	5,122

Compensation costs related to restricted stock	-	-	-	-	17,995	-	17,995

Balance, December 31, 2006	-	-	2,586,377	25,864.00	244,362,808.00	(243,145,861.00)	1,242,811.00

Net loss	-	-	-	-	-	(16,093,022)	(16,093,022)

Warrants issued and embedded beneficial conversion feature associated with debt financing	-	-	-	-	6,000,000	-	6,000,000

Issuance of shares of preferred stock through private placement at $2.50 per share	7,534,246	75,342	-	-	18,760,274	-	18,835,616

Issuance of shares of preferred stock through debt conversion at $2.50 per share	2,465,754	24,658	-	-	6,139,726	-	6,164,384

Costs incurred in connection with the private placement, including the issuance of warrants	-	-	-	-	(1,837,954)	-	(1,837,954)

Deemed dividends to Series B preferred stockholders on beneficial conversion feature	-	-	-	-	2,978,637	(2,978,637)	-

Series B preferred stock dividend payable						(875,000)	(875,000)

Stock-based compensation	-	-	-	-	367,268	-	367,268

Options issued for consulting services	-	-	-	-	2,732	-	2,732

Compensation costs related to restricted stock	-	-	-	-	61,384	-	61,384

Balances, December 31, 2007	10,000,000	$100,000	2,586,377	$25,864	$276,834,875	$(263,092,520)	$13,868,219

The accompanying notes are an integral part of these consolidated financial statements.

SYNVISTA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Years ended December 31,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(16,093,022)	$(17,679,737)

Adjustments to reconcile net loss to cash
used in operating activities:

Stock-based compensation	367,268	66,745
Options issued for consulting services	2,732	5,122
Compensation costs related to restricted stock	61,384	17,995
Non-cash interest expense	164,384	-
In-process research and development	-	11,379,348
Amortization of debt discount	6,000,000	-
Amortization of deferred financing costs	466,413	-
Depreciation and amortization	10,508	49,116

Changes in operating assets and liabilities:
Other current assets	79,818	(408,026)
Other assets	94,243	(501,889)
Accounts payable and accrued expenses	899,572	(366,949)

Net cash used in operating activities	(7,946,700)	(7,438,275)

Cash Flows from Investing Activities:
Capital expenditures	(17,104)
Restricted cash	-	150,000
Acquisition costs, net of cash acquired	-	(1,621,929)
Payments for securities purchased under the Oxis agreement	(400,000)	-

Net cash used in investing activities	(417,104)	(1,471,929)

Cash Flows from Financing Activities:
Proceeds from debt financing	6,000,000	0
Proceeds from issuance of common stock	-	3,806,026
Proceeds from issuance of preferred stock	18,835,616	0
Payments for private placement costs	(1,837,954)	0
Payments for debt financing costs	(466,413)	-

Net cash provided by financing activities	22,531,249	3,806,026

Net increase(decrease) in cash and cash equivalents	14,167,445	(5,104,178)
Cash and cash equivalents, beginning of year	1,478,780	6,582,958

Cash and cash equivalents, end of year	$15,646,225	$1,478,780

Supplemental disclosures of non-cash investing and financing activities:
Common stock and other equity consideration issued as a result of the merger	$-	$9,035,058
Warrants issued and embedded conversion feature associated
with debt financing	$6,000,000	$-
Beneficial conversion feature on convertible Series B preferred stock	$13,616,625	$-
Deemed dividends to Series B preferred stockholders on beneficial conversion	$2,978,637	$-
Series B stock dividends payable	$875,000	$-
Preferred stock issued pursuant to conversion of debt and accrued interest	$6,164,384	$-
Fair value of warrants issued to placement agents for private placement allocable
to private placement	$1,619,256	$-

The accompanying notes are an integral part of these consolidated financial statements.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Summary of Significant Accounting Policies

Basis of Presentation

On July 20, 2007, the stockholders of Alteon Inc. approved changing the name of the company from Alteon Inc. to Synvista Therapeutics, Inc. (the “Company” or “Synvista”).  The name change became effective on July 25, 2007.

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

Organization and Business

Synvista is a product-based biopharmaceutical company engaged in the development of small molecule drugs to treat and prevent cardiovascular disease and diabetes. The Company has identified several product candidates that represent what the Company believes to be novel approaches to some of the largest pharmaceutical markets. Synvista has advanced one of these products into Phase 2 clinical trials. By acquiring HaptoGuard, Inc. (“HaptoGuard”) in July 2006, Synvista expanded its portfolio with another compound in Phase 2 clinical development for cardiovascular complications of diabetes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synvista Therapeutics, Inc and its wholly-owned subsidiary, HaptoGuard, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Estimates are used for, but not limited to: accrued expenses, income tax valuation allowances and assumptions utilized within the Black-Scholes option pricing model and the model itself. Accounting estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly-liquid investments that have a maturity of less than three months at the time of purchase.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Financial instruments reflected in the balance sheets are recorded at cost, which approximates fair value for cash equivalents and accounts payable.

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 -“Revenue Recognition in Financial Statements” (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable; and (4) collectability is reasonably assured.

Due to the immaterial nature of the Company’s current licensing revenues, it has recognized revenues from non-refundable, up-front license fees as received which approximates the straight-line basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the useful lives of owned assets, which range from three to five years.

Research and Development

Research and development expenses consist primarily of costs associated with determining feasibility, licensing and preclinical and clinical testing of the Company’s licensed pharmaceutical candidates, including salaries and related personnel costs, certain legal expenses, fees paid to consultants and outside service providers for drug manufacture and development, and other expenses. Expenditures for research and development are charged to operations as incurred.

Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants.

The Company follows SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options and used the modified prospective transition method. SFAS 123(R) revised SFAS 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the year ended December 31, 2006, which includes compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is charged to consulting expense over the related vesting period.  For the year ended December 31, 2007, the Company recognized research and development consulting expenses of $2,732.

For the year ended December 31, 2007, the Company recognized share-based employee compensation cost of $367,268 in accordance with SFAS 123(R), which was recorded as general and administrative expense. This expense related to the granting of stock options to employees, directors and officers on or after January 1, 2006. None of this expense resulted from the grants of stock options prior to January 1, 2006. The Company recognized compensation expense related to these stock options, taking into consideration a forfeiture rate of approximately two and one-half percent based on historical experience, on a straight-line basis over the vesting period. The Company did not capitalize any share-based compensation cost.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, the total compensation cost related to non-vested option awards not yet recognized is $1,603,738. The weighted average period over which it is expected to be recognized is approximately 2.72 years.

As noted above, the Company has stockholder-approved stock incentive plans for employees under which it has granted non-qualified and incentive stock options. Options granted under these plans must be at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a four-year period and expire ten years from the date of grant.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. We believe that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on its financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”.  Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2007.  As the Company’s collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, it does not expect the adoption of EITF Issue No. 07-1 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised), “Business Combinations” (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at fair value. SFAS 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling interests in Consolidated Financial Statements”, an amendment of ARB No. 51. SFAS 160 is based on the economic entity concept of consolidated financial statements, under which all residual economic interest holders in an entity have an equity interest in the consolidated entity, even if the residual interest is relative to only a portion of the entity. SFAS 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity because the FASB concluded that noncontrolling interests meet the definition of equity of the consolidated entity. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier adoption is prohibited. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure various assets and liabilities including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for our fiscal year 2008. The Company is currently evaluating the impact, if any, of SFAS 159 on its Consolidated Financial Statements.

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

Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of December 31, 2007 and 2006 was 4,411,702 and 667,442 shares, respectively.

NOTE 2 - Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Synvista has incurred net losses since inception, has an accumulated deficit of $263,092,520 at December 31, 2007, and expects to incur net losses, potentially greater than losses in prior years, for a number of years.

The Company has financed its operations through proceeds from the sale of common and preferred equity securities, debt securities, revenue from former collaborative relationships, reimbursement of certain its research and development expenses by collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and in years prior from the sale of a portion of the Company’s New Jersey state net operating loss carryforwards and research and development tax credit carryforwards.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement with institutional investors who purchased on July 25, 2007, $25,000,000 of newly created Series B Preferred Stock and warrants to purchase shares of Series B Preferred Stock. The issuance of $25,000,000 of the Company’s Series B Preferred Stock includes the conversion of $6,000,000 of previously issued convertible promissory notes plus all accrued and unpaid interest thereon, which were cancelled upon the closing of the financing (See Note 9 - Convertible Notes Payable). The closing of this financing was subject to the satisfaction of various conditions, including stockholder approval (See Note 10 — Series B Preferred Stock and Warrant Purchase Agreement).

As of December 31, 2007, the Company had working capital of $13,043,477, including $15,646,225 of cash and cash equivalents. During 2007, the Company approved the issuance of securities pursuant to the Series B Preferred Stock and Warrant Purchase Agreement. At the closing of the financing on July 25, 2007, the Company issued 10,000,000 shares of its Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock to the Buyers, raising net proceeds of approximately $22,531,000 (See Note 10 - Series B Preferred Stock and Warrant Purchase Agreement). The Company’s cash used in operating activities for the years ended December 31, 2007 and 2006 was $7,946,700 and $7,438,275, respectively.

Synvista expects to utilize cash and cash equivalents to fund its operating activities, including continued development of ALT-2074 and alagebrium. The amount and timing of the Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs, the number and characteristics of product candidates that the Company pursues, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any.

The Company anticipates that it will require substantial new funding in 2009 to pursue development and commercialization of alagebrium and its other product candidates and to continue its operations. Synvista believes that satisfying these capital requirements over the long term will require successful commercialization of its product candidates. However, it is uncertain whether any products will be approved or will be commercially successful.

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

NOTE 3 - Other Current Assets

	December 31,
	2007	2006
Deferred financing costs	$—	$49,200
Prepaid insurance	223,166	242,615
Prepaid other	11,172	22,341
	$234,338	$314,156

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Property and Equipment

	December 31,
	2007	2006
Laboratory equipment	$24,650	$24,650
Furniture and equipment	218,627	218,627
Leasehold improvements	7,480	—
Computer equipment	168,521	159,529
	419,278	402,806
Less: Accumulated depreciation and amortization	(402,182)	(392,306)
	$17,096	$10,500

NOTE 5 - Other Assets

	December 31,
	2007	2006
Prepaid insurance - non-current	$392,386	$501,889
Security deposit	15,260	—
Oxis common stock	400,000	—
	$807,646	$501,889

NOTE 6 - Collaborative Research and Development Agreements

Oxis International, Inc.

On April 2, 2007, the Company entered into an Amended and Restated Exclusive License Agreement with Oxis International, Inc. (“OXIS”) that includes a worldwide exclusive license granted by Oxis to the Company and covering a family of orally bioavailable organoselenium compounds that have shown anti-oxidant and anti-inflammatory properties in clinical and preclinical studies, and which changes certain rights and obligations under its previous agreement with Oxis. Among other changes, the amended agreement broadens the field of its license to all uses of the licensed technology and eliminates the exclusive right of Oxis to act as a supplier of licensed product to the Company. Royalty and milestone payments also are changed in the amended agreement, including the addition of a right to reduce royalty payments to Oxis in the event a royalty on a licensed product is payable to a third party.

The amended agreement also requires that the Company make certain fixed payments to Oxis of up to $500,000 over six months, which have been made, and enter into a share purchase agreement for the purchase of $500,000 of newly issued shares of Oxis common stock at a premium over the then current market price. In August 2007, the Company acquired 2,083,333 shares of Oxis pursuant to the share purchase agreement for $500,000, of which $100,000 premium was expensed at the date of the acquisition. The investment is accounted for at cost and included in other assets as of December 31, 2007, since it is a restricted security. These shares must be held for a period of not less than 18 months. The investment has been accounted for at cost and included in other assets. All other amounts have been paid as of December 31, 2007. The Company further committed to a minimum investment in a development program from licensed products.

Bio-Rap Ltd.

Synvista also entered into a license agreement with BIO-RAP Ltd. (“BIO-RAP”), on its own and on behalf of the Rappaport Family Institute for Research in the Medical Sciences, in July 2004. Under this agreement, Synvista received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to certain technology, patents and technology relating to products in the field of testing and/or measurement for diagnostic predictive purposes of vascular or cardiac diseases.  Synvista is obligated to make annual research funding payments to BIO-RAP and pay a portion of BIO-RAP’s direct overhead costs. Synvista is also obligated to make future payments upon achievement of certain milestones, including FDA-related milestones, as well as royalty payments on sales, net of various customary discounts, attributable to therapeutic products derived from the technology being licensed to Synvista by BIO-RAP. Synvista has a first right to acquire a license to any of the technology developed as part of the research conducted pursuant to the agreement.  If Synvista exercises this right but the parties acting in good faith fail to reach an agreement in respect of such license then Synvista has a right of first refusal to license the research technology on the same terms offered by BIO-RAP to a third party.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2007, the Company entered into an amendment of the Company’s License and Research Agreement with BIO-RAP. Among other changes, the amendment extends to all fields the Company’s rights to sell therapeutic and diagnostic product pursuant to the licenses granted in that agreement.  The amendment also will result in an increase in annual research funding provided by the Company to BIO-RAP, and in the Company making certain defined payments to BIO-RAP over the course of the next 18 months. Other payments due to BIO-RAP based on the Company’s sales of diagnostic products or grant of sublicense rights, including royalties, milestone payments and payments attributable to sublicense revenue, are significantly reduced. The amendment gives the Company the right to further reduce royalty payments on diagnostic products on making a one-time payment within eight years, and to further reduce payments resulting from sublicense revenue on making a one-time payment made within the next five years. In addition, under the amendment the Company assumes all of BIO-RAP’s right and interest in a license with ARUP Laboratories at the University of Utah (“ARUP”). ARUP will, in the future, be a sublicensee of the Company.

Genentech, Inc.

As part of a stock adjustment in the context of Synvista’s merger with HaptoGuard in July 2006, Synvista issued to Genentech, Inc. (“Genentech”), rights to collect milestones and royalties on net sales of alagebrium.  Further, as part of this adjustment, Genentech also was given a right of first negotiation on ALT-2074 if Synvista were to seek a licensing partner for the drug.

Picower Institute for Medical Research

On November 6, 2002, Synvista entered into an agreement, effective as of April 15, 2002, with The Picower Institute for Medical Research, or The Picower, which terminated its License Agreement dated as of September 5, 1991. Pursuant to this termination agreement, The Picower assigned to Synvista all of its patents, patent applications and other technology related to A.G.E.s and Synvista agreed to prosecute and maintain the patents and patent applications. Synvista will pay The Picower royalties on any sales of products falling within the claims of these patents and patent applications until they expire or are allowed to lapse.

The Company has also entered into various arrangements with independent research laboratories to conduct studies in conjunction with the development of the Company's technology. The Company pays for this research and receives certain rights to inventions or discoveries that may arise from this research.

NOTE 7 - Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2007	2006
Research and development	$293,372	$99,747
Professional fees	104,621	69,572
Other	60,738	83,703
	$458,731	$253,022

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Commitments and Contingencies

Commitments

On January 19, 2007, Synvista signed a three-year lease, which commenced February 26, 2007, for office space in Montvale, New Jersey. This facility lease includes two, three-year renewal options. Rent expense for the years ended December 31, 2007 and 2006 was $130,882 and $270,180, respectively.

As of December 31, 2007, future minimum rentals under an operating lease, which has initial or remaining non-cancelable term in excess of one year is as follows:

Operating Leases

2008	$97,807
2009	97,807
2010	12,226
$207,840

The Company has an employment agreement with a key executive, which provides severance benefits. If the Company was to terminate the agreement, it would be subject to an obligation totaling $300,000.

Contingencies

In the ordinary course of its business, the Company may from time to time be subject to claims and lawsuits.

NOTE 9 - Convertible Notes Payable

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

On July 20, 2007, at the Company’s annual meeting of stockholders, stockholders of the Company approved the issuance of shares of the Company’s Series B Preferred Stock. The Series B Preferred Stock accrues dividends at a rate of 8.0% per year for a period of five years from the date on which the shares of Series B Preferred Stock were issued. Pursuant to the terms of the Note Purchase Agreement, upon the closing of the financing on July 25, 2007, as more fully discussed in Note 10 - Series B Preferred Stock and Warrant Purchase Agreement, the New Notes plus accrued and unpaid interest thereon were converted into shares of the Company’s Series B Preferred stock and thereafter were cancelled.

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

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the initial carrying value of the New Notes by a two-step allocation process: first to the associated Warrants and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the New Notes between the New Notes and the Warrants based upon their relative fair values, which resulted in recording a discount on the New Notes. The value of the Warrants was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force (EITF) No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company’s common stock at the closing date, an embedded conversion option was recorded as additional paid-in capital.

All of the proceeds were allocated to the Warrants and embedded beneficial conversion feature. This amount was being amortized as non-cash interest expense with a corresponding increase to the New Notes over the term of the New Notes. The fair value of the beneficial conversion feature and the Warrants substantially exceeded the face value of the New Notes.

For the year ended December 31, 2007, the Company recorded $6,000,000 of non-cash interest expense related to the accretion of these New Notes.

Contemporaneously with the execution and delivery of the Note Purchase Agreement and the issuance by the Company to the Buyers of the Notes and the Warrants, the parties executed (i) a Security and Guaranty Agreement (the “Security Agreement”), pursuant to which the Company and its wholly-owned subsidiary HaptoGuard agreed to provide to the Buyers a first priority security interest in certain Collateral (as this term is defined in the Security Agreement) to secure the Company’s obligations under the Agreement and the New Notes, and (ii) an Intellectual Property Security Agreement (“Intellectual Property Security Agreement”), pursuant to which the Company and HaptoGuard agreed to provide to the Buyer a first priority security interest in certain IP Collateral (as this term is defined in the Intellectual Property Security Agreements) to collateralize the Company’s obligations under the Agreement and the New Notes. The Security Agreement and the security interest in certain Collateral terminated upon the conversion of the New Notes.

NOTE 10 - Series B Preferred Stock and Warrant Purchase Agreement

On April 5, 2007, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Series B Agreement”) with institutional investors (the “Buyers”). Pursuant to the terms and subject to the conditions contained in the Series B Agreement, the Company agreed to issue and sell to the Buyers, and the Buyers agreed to purchase from the Company $25,000,000 of its newly created Series B Preferred Stock, $0.01 par value per share and warrants to purchase shares of the Company’s Series B Preferred Stock.

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

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On the date of issuance, the Company adjusted its balance sheet to reduce the value of the Series B Convertible Preferred Stock by $9,445,299 and the warrants by $4,171,326. The Company used the Black Scholes model to value the Series B warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 4.88% and a volatility percentage of 114%. In accordance with EITF 98-5 and ETIF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is amortized over a period of the security’s earliest conversion date. Pursuant to Amendment No.1 to the Registration Rights Agreement, the Company will register the securities at various times over a two year period for resale by the investors, which is when the preferred stock will be convertible. To amortize the beneficial conversion feature the Company charged the accumulated deficit account and increased additional paid in capital for the amount of the deemed dividend.

In July 2007, the Company increased its number of authorized shares to 315,000,000, of which 300,000,000 is $0.01 par value common stock and 15,000,000 is $0.01 par value Preferred Stock. Series B Preferred Stock dividends are payable annually in cash or in shares of preferred stock at a rate of 8% of the Series B Original Issue Price of $2.50 for each share of Series B preferred stock for five years from the Original Issue Date of July 25, 2007. Each holder of the Series B Preferred Stock shall be entitled to vote one-half the number of whole shares of common stock into which the shares of Series B Preferred Stock held by the holder are convertible as of the record date for any meeting of the Company’s stockholders.

The Series B Preferred Stock is subject to a mandatory conversion based on a Triggering Event. At such time when (A) (i) the thirty day prior trailing average Closing Price of the common stock for the entire six months preceding such time is equal to at least the Series B Original Issue Price, and (ii) one and one-half years have elapsed after the Company has had declared effective by the Securities and Exchange Commission and continuously maintained for such one and one-half year period the effectiveness of a shelf registration statement providing for the resale of all of the common stock underlying the Series B Preferred Stock and those certain warrants issued in connection with the Series B Preferred Stock under the Series B Purchase Agreement, an equivalent of $7,500,000 (measured as of the Series B Original Issue Date) of the Series B Preferred Stock shall (a) automatically be converted into shares of common stock, at the then effective Series B Conversion Price (determined to be $0.05), and (b) such shares may not be reissued by the Company, or (B) (i) the thirty day prior trailing average Closing Price of the common stock for the entire six months preceding such time is equal to at least two times the Series B Original Issue Price, and (ii) one and one half years have elapsed after the Company has had declared effective by the Securities and Exchange Commission and continuously maintained for such one and one-half year period the effectiveness of a shelf registration statement providing for the resale of all of the common stock underlying the Series B Preferred Stock and those certain warrants issued in connection with the Series B Preferred Stock, the remainder of the outstanding Series B Preferred Stock shall (a) automatically be converted into shares of common stock, at the then effective Series B Conversion Price.

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

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The obligations of Synvista and the Buyers to complete the Series B preferred stock financing were subject to the satisfaction or, to the extent legally permissible, waiver of certain conditions. The more significant conditions included: (i) approval by the Synvista stockholders of the issuance of securities in the Financing pursuant to the Agreement; (ii) the approval by the Synvista stockholders and the consummation of a reverse stock split of the Company’s issued and outstanding common stock within a range of 1:50 to 1:100, with the final ratio to be determined by the Board of Directors and reasonably acceptable to the Buyers; (iii) approval by the Synvista stockholders and the filing with the Secretary of State of the State of Delaware of Synvista’s Amended and Restated Certificate of Incorporation; and (iv) approval by the Synvista stockholders of an amendment to the Company’s equity incentive plan in order to reserve up to an additional 1,060,000 (53,000,000 prior to the implementation of the reverse stock split) shares of common stock for issuance thereunder.

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

NOTE 11 -- Stockholders' Equity

Common/Preferred Stock Issuances

On July 20, 2007, at the Company’s annual meeting of stockholders, stockholders of the Company approved the issuance of securities pursuant to the Series B Agreement. At the closing of the financing on July 25, 2007, the Company issued 10,000,000 shares of its Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock to the Buyers. The Series B Preferred Stock accrues dividends of 8.0% per year on the original issue price of $2.50 per share for a period of five years from the date on which the shares of Series B Preferred Stock were issued. The warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share. (Note 10 - Series B Preferred Stock and Warrant Purchase Agreement).

In September 2006, Synvista completed a private placement of Units, consisting of common stock and warrants, for net proceeds, after expenses and fees, of approximately $1,300,000. Each Unit consists of one share of Synvista common stock and one warrant to purchase one share of Synvista common stock, comprising a total of approximately 190,000 shares of Synvista common stock and warrants to purchase approximately 190,000 shares of Synvista common stock. The Units were sold at a price of $7.50 per Unit, and the warrants are exercisable for a period of five years, commencing six months from the date of issuance, at an exercise price of $9.38 per share. Rodman & Renshaw, LLC served as placement agent in the transaction and received a 6% placement fee which was paid in Units. In connection with this offering, certain warrants previously issued in 2000 (the “2000 Warrants”) were repriced from $50.00 to $7.50 per share pursuant to antidilution provisions connected to the warrants.

In April 2006, Synvista completed a private placement of Units, consisting of common stock and warrants, for gross proceeds of approximately $2,600,000. Each Unit consisted of one share of Synvista common stock and one warrant to purchase one share of Synvista common stock, comprising a total of 206,800 shares of Synvista common stock and warrants to purchase 206,800 shares of Synvista common stock. The Units were sold at a price of $12.50 per Unit, and the warrants will be exercisable for a period of five years commencing six months from the date of issue at a price of $15.00 per share. Rodman & Renshaw, LLC served as placement agent in the transaction and received a 6% placement fee that was paid in cash and warrants.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2005, Synvista completed a public offering of 190,476 shares of common stock at $52.50 per share, which provided net proceeds of approximately $9,532,000. In connection with this offering, the Company issued a five-year warrant to purchase 6,247 shares of common stock at $68.50 per share.

In July 2004, Synvista completed a public offering of 160,000 shares of common stock at $50.00 per share, which provided net proceeds of $7,581,318. In connection with this offering, the Company issued a five-year warrant to purchase 5,450 shares of common stock at $65.00 per share.

The following table summarizes the outstanding warrants:

Warrants Outstanding at December 31, 2007
Exercise Price
Warrants	Per Warrant
219,208	$15.00
6,248	68.50
5,450	65.00
199,810	9.00
3,100,000	2.50
3,530,716

Stock Option Plan

In March 2005, the Company’s Board of Directors approved the adoption of a new stock plan, the “2005 Stock Plan.” Upon shareholder approval of the 2005 Stock Plan at the Company’s 2005 annual meeting, the two existing stock option plans were terminated. On July 21, 2007, the Company’s stockholders approved an amendment to the 2005 Stock Plan, which was previously approved by the Company’s Board of Directors, providing for an increase in the number of shares available under the 2005 Stock Plan from 10,000,000 shares to 63,000,000 shares, an increase of 53,000,000 shares. The options have a maximum term of ten years and vest over a period to be determined by the Company’s Board of Directors (generally over a four-year period) and are issued at an exercise price equal to the fair market value of the shares at the date of grant. The 2005 Stock Plan expires on April 19, 2015 or may be terminated at an earlier date by vote of the shareholders or the Board of Directors of the Company. Under the 2005 Stock Plan, the Company granted directors options to purchase an aggregate of 70,000 shares of common stock at an average exercise price of $4.13 for the year ended December 31, 2007.

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

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the Company’s stock options:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at
December 31, 2005	129,730	$76.38

Granted	38,400	7.50
Assumed	56,336	-
Exercised	-	-
Cancelled	(8,662)	123.05
Outstanding at
December 31, 2006	215,804	62.25

Granted	674,500	2.86
Assumed	-	0
Exercised	-	0
Cancelled	(13,598)	98.57

Outstanding at
December 31, 2007	876,706	$16.00	8.22	$-

Vested and expected to vest at
December 31, 2007	861,472	$16.22	8.20	$-

Options exercisable at
December 31, 2007	250,581	$48.12	5.67	$-

Weighted-average
fair value of options
granted during the
year ended December 31, 2007	$2.46

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

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for the determination of the compensation charges:

	December 31
	2007	2006
Expected volatility	106.93%	140.67%

Dividend yield	-	-

Expected term (in years)	8.36	6.51

Risk-free interest rate	4.31%	4.63%

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of options granted during the last two years are as follows:

	2007	2006
Fair value of each option granted/assumed	$2.46	$7.50
Total number of options granted/assumed	674,500	94,736
Total fair value of options granted/assumed	$1,659,270	$710,520

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding at December 31, 2007			Options Exercisable at December 31, 2007
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life (Years)	Price	Exercisable	Price
$ 2.67 - $ 2.67	553,000	9.76	$2.67	80,500	$2.67
3.00 - 4.00	110,000	9.68	3.36	0	0.00
4.40 - 8.00	119,037	6.01	6.96	55,412	7.95
10.00 - 130.00	90,009	1.96	65.02	90,009	65.02
143.75 - 197.50	11,516	1.92	180.62	11,516	180.62
207.50 - 207.50	440	3.16	207.50	440	207.50
219.00 - 219.00	4,100	0.42	219.00	4,100	219.00
222.50 - 222.50	2,800	5.42	222.50	2,800	222.50
231.25 - 231.25	1,464	0.56	231.25	1,464	231.25
350.00 - 350.00	4,340	1.78	350.00	4,340	350.00
$ 2.67 - $350.00	876,706	8.22	16.00	250,581	48.12

Expenses recorded for options granted to consultants totaled $2,732 and $5,122 in 2007 and 2006, respectively.

Restricted Stock

The Company granted awards of restricted stock to its Board of Directors. The awards vest at various periods ranging from one to three years. There were no restricted stock shares granted during the year ended December 31, 2007. There were 19,200 shares of restricted stock granted during the year ended December 31, 2006, of which 3,200 which were forfeited. The Company recognized compensation cost of $61,384 and $17,995, which was recorded as general and administrative expense for the year ended December 31, 2007 and 2006, respectively.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2007 is presented below:

Nonvested Shares	Shares	Weighted average grant date fair value
Nonvested at
January 1, 2006	-	$-

Granted	19,200	7.50
Vested	-	-
Forfeited	3,200	7.50

Nonvested at
December 31, 2006	16,000	7.50

Granted	-	-
Vested	8,520	7.50
Forfeited	3,200	-

Nonvested at
December 31, 2007	4,280	$7.50

As of December 31, 2007, there was $16,600 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.55 years. The total fair value of shares vested during the year ended December 31, 2007 was $63,900. Of the 8,520 shares of restricted stock that vested, the vesting of 4,280 shares had been accelerated by the Board of Directors.

NOTE 12 — Savings and Retirement Plan

The Company maintains a savings and retirement plan under Section 401(k) of the Internal Revenue Code that allows eligible employees to annually contribute a portion of their annual salary to the plan. In 1998, the Company began making discretionary contributions of 25% of an employee’s contribution up to a maximum of 5% of the employee’s base salary, as defined. The Company made contributions of $8,132 and $15,835 for the years ended December 31, 2007 and 2006, respectively.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -- Income Taxes

The components of the deferred tax assets and the valuation allowance are as follows:

	December 31,
	2007		2006
Net operating loss carryforwards		$9,700,000		$60,500,000
Research and development credits		4,333,000		8,400,000
Capitalized research and development expenses		12,700,000		12,800,000
Other temporary differences		200,000		500,000
Gross deferred tax assets		26,933,000		82,200,000
Valuation allowance		(26,933,000)		(82,200,000)
Net deferred tax assets	$	---	$	---

The effective tax rate varied from the statutory rate, as follows:

	December 31,
	2007	2006

Statutory federal income tax rate	(34.0)%	(34.0)%
State income tax rate (net of federal)	(6.0)%	(6.0)%
In-process research and development	---%	26.0%
Limitations on federal net operating loss carryforwards	354.0%	2.0%
Limitations on federal research and development credits	29.0%	---
True up adjustments	---	(2.0)%
Effect of a change in valuation allowance	(343.0)%	12.0%
Effective tax rate	---%	---%

The Company completed a §382 and §383 analyses for the year ended December 31, 2007. Based on these analyses, there were limitations on future federal net operating loss carryforwards and research and development credit carryforwards of approximately $167,515,000 and $4,606,000, respectively. The Company believes it has available federal net operating loss carryforwards of approximately $14,260,000, which expire in the years 2008 through 2027 and state net operating loss carryforwards of approximately $81,007,000, which expire in the years 2008 through 2014. In addition, the Company has federal research and development tax credit carryforwards of approximately $2,480,000 and state research and development tax credit carryforwards of approximately $1,853,000. The amount of federal net operating loss and research and development tax credit carryforwards that can be utilized in any one period was limited by federal income tax regulations since a cumulative change in ownership of more than 50% occurred within a three-year period.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Tax” ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment for the unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at December 31, 2007, the Company had no unrecognized tax benefits.

The utilization of the Company’s net operating losses was subject to substantial limitations since a change of ownership has occurred, as defined under Section 382 of the Internal Revenue Code.  Such limitation has resulted in the expiration of the net operating loss carryforwards before their utilization. Based on a §382 analysis completed by the Company, it believes that under this definition, a change in ownership has occurred. The net valuation allowance decreased by $55,267,000 for the year ended December 31, 2007 compared to 2006. The majority of the change in the valuation allowance relates to a reduction in the federal net operating loss carryfowards and federal research and development due to limitations under Sections 382 and 383, respectively.

SYNVISTA THERAPEUTICS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Subsequent Event

On January 17, 2008, Synvista entered into a License Agreement (the “Agreement”) with Novel Therapeutic Technology Inc. (“NTT”). The Agreement states that NTT will develop a formulation of the Company’s product candidate ALT-2074. The Agreement also states that NTT will grant the Company an exclusive worldwide license to the product formulation developed as well as to the intellectual property rights resulting under the Agreement. An insignificant upfront payment was made in January 2008. The Company will also make specified payments to NTT upon the occurrence of certain milestone events in the clinical development of the product formulated under the Agreement. In addition, the Company would also have to pay NTT royalties on any sales of the developed product and a separate fee if any of the rights granted under the Agreement are sublicensed by the Company.

The license granted under the Agreement will be terminated upon the earlier to occur of (i) the date the Company notifies NTT that it does not intend to proceed further with development of formulation of ALT-2074 subject to the Agreement, (ii) the date the Company notifies NTT that it does not intend to continue to commercialize the products developed pursuant to the Agreement, and (iii) the later of (a) the expiration of the last valid patent covering the formulation of the Company’s intellectual property pursuant to the Agreement, which, absent the Agreement, would infringe an existing patent, or (b) 15 years from the date of the first commercial sale of a product pursuant to the Agreement.

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

3.10	Amended and Restated By-Laws of Synvista Theraputics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on 8-K filed on December 7, 2007, SEC File Number 001- 16043.)

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

3.13
Amended Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions or Series F Preferred Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Report on Form 10- Q filed on August 9, 2005, SEC File Number 001-16043.)

EXHIBIT INDEX
Exhibit
No.	Description of Exhibit
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

4.5
Amendment to Stockholders' Rights Agreement between Alteon Inc. and Registrar and Transfer Company, as Rights Agent, dated as of December 1, 1997. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 1997, SEC File Number 000- 19529.)

4.6	Registration Rights Agreement, dated September 29, 2000. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001- 16043.)

4.7	Form of Series 1 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

4.8	Form of Series 2 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

4.9
Notice of Appointment of The American Stock Transfer & Trust Company as successor Rights Agent, dated August 29, 2002, pursuant to Stockholders’ Rights Agreement, dated as of July 27, 1995. (Incorporated by reference to Exhibit 4.4 of the Company’s Report on Form 10-Q filed on November13, 2002, SEC File Number 001-16043.)

EXHIBIT INDEX
Exhibit
No.	Description of Exhibit
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

4.18
Form of Senior Convertible Secured Promissory Note issued to Lenders pursuant to the Note and Warrant Purchase Agreement, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File No. 001- 16043.)

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

EXHIBIT INDEX
Exhibit
No.	Description of Exhibit
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

10.3
Form of Employee's or Consultant's Invention Assignment, Confidential Information and Non- Competition Agreement executed by all key employees and consultants as employed or retained from time to time. (Incorporated by Reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, SEC File Number 33-42574, which became effective on November 1, 1991.)

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

Exhibit No.	Description of Exhibit
10.11*†	Alteon Inc. Description of Director Compensation Arrangements.

10.12*†	Alteon Inc. Description of Executive Officer Compensation Arrangements.

10.13†	Alteon Inc. 2005 Stock Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 6, 2005, SEC File Number 001-16043.)

10.14†	Form of Employee’s Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005, SEC File Number 001-16043.)

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

EXHIBIT INDEX
Exhibit No.	Description of Exhibit
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

10.27
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

EXHIBIT INDEX
Exhibit No.	Description of Exhibit
10.34
License and Research Agreement entered into as of July 12, 2004 by and between HaptoGuard, Inc. and BIO-RAP Technologies Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File Number 001-16043.)

10.35
Consulting Agreement by and between the Company and Malcolm MacNab, M.D., Ph.D. dated as of January 1, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2007, SEC File Number 000-16043.)

21.1*	Subsidiaries of Synvista Therapeutics, Inc.

23.1*	Consent of J.H. Cohn LLP.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a) to this Form 10-K.