Form 10-K/A
period 2007-12-31
Synvista Therapeutics, Inc.
filed 2008-04-29
CIK 878903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At April 25, 2008, 2,586,326 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

Documents Incorporated By Reference

None.

TABLE OF CONTENTS

EXPLANATORY NOTE
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION

EXPLANATORY NOTE

Synvista Therapeutics, Inc. (“Synvista” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 31, 2008, for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II of the Form 10-K. This amendment changes the Annual Report on Form 10-K only by including information required by Part III (Items 10, 11, 12, 13 and 14). Part IV is also being amended to update the Exhibit Index and to add new certifications in accordance with Rule 13a - 14 under the Exchange Act.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Pursuant to our Restated Certificate of Incorporation, our Board of Directors is divided into three classes, each of which serves a term of three years. Class B consists of Dr. Berkowitz, whose term will expire at the annual meeting of stockholders in 2008. Class C consists of Ms. Tanner and Mr. Yetter, whose terms will expire at the annual meeting of stockholders in 2009. Class A consists of Mr. John F. Bedard, whose term will expire at the annual meeting of stockholders in 2010.

The current Board of Directors is comprised of the following persons:

		Served as a
Name	Age	Director Since	Positions with Synvista
John F. Bedard	58	2007	Director
Noah Berkowitz, M.D., Ph.D.	44	2006	President, Chief Executive Officer and Director
Mary C. Tanner	57	2006	Director
Wayne P. Yetter	62	2006	Director

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the American Stock Exchange: Mr. Bedard, Ms. Tanner and Mr. Yetter.

The principal occupations and business experience, for at least the past five years, of each director are as follows:

John F. Bedard, has served as a director of the Company since September 2007. Mr. Bedard has also been on the Board of Directors for EpiCept Corporation since January 2006. Prior to that time he was on the Board of Directors for Maxim Pharmaceuticals (October, 2004 to January, 2006) until the merger of Maxim with EpiCept. Mr. Bedard started consulting after his retirement from Bristol-Myers Squibb (BMS) in 2002. At BMS, Mr. Bedard was Vice President, FDA Liaison & Global Strategy, where for the last 14 years he directed the development and registration programs for cardiovascular, metabolic, dermatology, and immunology programs. He also directed the worldwide Good Laboratory Practice and Good Clinical Practice programs for BMS. Over his 25-year career, Mr. Bedard has directed development and registration programs in numerous therapeutic areas. A partial listing of Mr. Bedard’s development program experience follows: Pravachol® for hyperlipidemia, primary and secondary prevention of MI, stroke, and revascularization; Capoten® for post-MI and diabetic nephropathy; Monopril® for hypertension; Avapro for hypertension; Glucovance® for Type 2 diabetes; Glucophage XR for Type 2 diabetes; Dovonex® for psoriasis; Vaniqa® for female hirsutism; Inderal® for post-MI and Inderal LA; and Droxia® for sickle cell anemia. Four of the development programs became marketed franchises with annual sales in excess of $1 billion. Mr. Bedard is a member of DIA, NY Academy of Sciences, and the American Association for the Advancement of Science (AAAS). He received a B.A. in Chemistry from Rutgers University and an M.S. in Chemistry from St Joseph’s University.

Noah Berkowitz, M.D., Ph.D., the Company’s President and Chief Executive Officer, joined the Company following its merger with HaptoGuard in July 2006. Dr. Berkowitz earned his B.A., M.D., and Ph.D. from Columbia University and trained at the National Cancer Institute in medical oncology. Prior to founding HaptoGuard in 2004, he was a consultant to a variety of biotechnology companies in Israel, including Predix Pharmaceuticals, IDGene and Teva. He was previously Vice President of Clinical Development at IMPATH Inc., a NASDAQ-traded, “cancer information company,” where he co-developed a division, IMPATH Predictive Oncology, focused on biopharmaceutical partnerships supporting the discovery and development of cancer-related, targeted diagnostics and therapeutics. Prior to IMPATH, Dr. Berkowitz was the founder of Physician Choice Inc., a contract research organization specializing in pharmacoeconomics and outcomes.

Mary C. Tanner has served as a director of the Company since July 2006. Ms. Tanner is a Principal and founder of Life Sciences Partners, a healthcare advisory and investment firm. Previously, from 2000 to 2004, she was Senior Managing Director at Bear Stearns & Co., and Senior Managing Director and head of the Life Sciences practice at Lehman Brothers, Inc. During her 25 year career on Wall Street, Ms. Tanner has worked on or supervised over 550 transactions with a total value of over $175 billion, including ten large pharmaceutical mergers. Ms. Tanner is also a member of the Board of Directors, as well as the Audit Committee, of Evotec AG. Ms. Tanner received her B.A. from Harvard University.

Wayne Yetter has served as a director of the Company since July 2006. Mr. Yetter has served as Chief Executive Officer of Verispan, LLC, a healthcare information company founded by Quintiles Transnational Corp. and McKesson Corp, since September 2005. From November 2004 through September 2005, Mr. Yetter served as President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc. to assist Odyssey’s parent, PLIVA d.d., implement its strategy to exit the proprietary pharmaceutical business. After serving in Vietnam, Mr. Yetter began his career in the pharmaceuticals industry in 1970 as a sales representative for Pfizer. From Pfizer, he joined Merck & Co in 1977, where he led the Marketing Operations Group and then became President of the Asia Pacific region before starting the new company, Astra Merck, in 1991 as President and CEO. Mr. Yetter then joined Novartis Pharmaceuticals in 1997, where he was President and CEO of the U.S. pharmaceutical business. In 1999, he joined IMS and later led its spinout company, Synavant, where he was Chairman and CEO for three years before the company merged with Dendrite International in 2003. Following the merger, Mr. Yetter founded and has acted as principal of BioPharm Advisory LLC since September 2003. Mr. Yetter was formerly Chairman of the Board for Transkaryotic Therapies Inc., which was acquired by Shire Pharmaceuticals in 2005. Mr. Yetter is also a member of the Board of Directors of Matria Health Care, Epicept Corporation and Infusystem Holdings, Inc. Mr. Yetter was also named to the Board Directors of Noven Pharmaceuticals in January 2008. Mr. Yetter received his B.A. in Biology from the Wilkes University, and his M.B.A. from Bryant University.

Committees of the Board of Directors and Meetings

The Board of Directors has a Compensation Committee, which reviews incentive compensation for employees of and consultants to Synvista, as well as salaries and incentive compensation of executive officers. In 2007, the Compensation Committee was comprised of Mary C. Tanner and Wayne P. Yetter.

The Board of Directors has a Nominating and Governance Committee, which we refer to in this document as the Nominating Committee, which reviews the qualifications of candidates and proposes nominees to serve as directors on our Board of Directors and nominees for membership on Board committees and develops and recommends to the Board corporate governance guidelines applicable to the Company. In 2007, the Nominating Committee was comprised of John F. Bedard, Mary C. Tanner and Wayne P. Yetter.

The Board of Directors has an Audit Committee, which oversees the accounting and financial reporting processes and the audits of our financial statements. In 2007, the Audit Committee was comprised of John F. Bedard, Mary C. Tanner and Wayne P. Yetter.

All of the current members of the Compensation Committee, the Nominating Committee and the Audit Committee, are independent, as such term is defined by Section 121.A of the American Stock Exchange listing standards. Our Board of Directors has determined that Ms. Tanner is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Audit Committee held 7 meetings, the Compensation Committee held 4 meetings and the Nominating Committee held 1 meeting during the year ended December 31, 2007. There were 11 meetings of the Board of Directors in 2007. Each of the incumbent directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the year ended December 31, 2007 and (ii) the total number of meetings held by all committees of the Board on which he or she served during the year ended December 31, 2007. The Board has adopted written charters for each of the Audit Committee, the Compensation Committee and the Nominating Committee. These written charters are available on our website at www.Synvista.com.

Director Nomination Process

The Nominating Committee reviews the qualifications of candidates and proposes nominees to serve as directors on our Board of Directors and nominees for membership on Board committees. It is the Nominating Committee’s policy to consider potential candidates for Board membership recommended by its members, management, stockholders and others. The Nominating Committee has not established any specific minimum qualifications that must be met for a recommendation for a position on the Board of Directors. Instead, the Nominating Committee conducts appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates for nomination to the Board of Directors giving due consideration to such criteria, including without limitation, diversity, experience, skill set and the ability to act on behalf of stockholders, as it believes appropriate and in the best interests of Synvista and its stockholders. All potential director candidates are evaluated based upon the same criteria, and the Nominating Committee makes no distinction in its evaluation of candidates based upon whether such candidates are recommended by stockholders or others. Once the evaluation is complete, the Nominating Committee recommends the nominees to the Board of Directors, which makes the final determination. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2008 annual meeting of stockholders using the procedures set forth in our amended and restated by-laws, it must follow the procedures described in “Advance Notice of Stockholder Nominees for Director and Other Stockholder Proposals” set forth in our amended and restated by-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating Committee, it should follow the procedures set forth in Appendix B, “Procedures for Shareholders Submitting Nominating Recommendations,” to our Nominating Committee Charter, which is available on our website at www.Synvista.com.

Stockholder Communications to the Board

Stockholders and other parties interested in communicating directly with the Board of Directors may do so by writing to any Board of Director, c/o, Synvista Therapeutics, Inc., 221 West Grand Avenue, Suite 200, Montvale, New Jersey 07645. All correspondence received by Synvista and addressed to a member of the Board or the full Board will be forwarded directly to the Board of Directors.

Director Attendance at Annual Meeting

Our incumbent Directors, except for Mr. Bedard, attended our annual meeting of stockholders in 2007. Mr. Bedard was not serving on our Board of Directors at the time of our 2007 annual meeting. Each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including attending meetings of the stockholders, the Board and committees of which he or she is a member.

Executive Officers

The following table sets forth certain information regarding our executive officer who is not also a director. We have an employment agreement with Noah Berkowitz, M.D., the terms of which are described elsewhere in this Form 10-K/A.

Name	Age	Position
Carl M. Mendel, M.D.	53	Vice President of Clinical Development and Chief Medical Officer

Carl M. Mendel, M.D., has served as our Vice President of Clinical Development and Chief Medical Officer since September 2007. Dr. Mendel received his B.A. from Columbia University in New York and his M.D. from the University of California, San Diego. He did his post-graduate training in Internal Medicine at LAC/USC Medical Center in Los Angeles and in Endocrinology and Metabolism at the University of California, San Francisco, where he joined the faculty as Assistant Professor of Medicine. He is board certified in Internal Medicine and in Endocrinology and Metabolism. He joined the pharmaceutical industry in 1993 and has held positions of increasing responsibility at Merck, Knoll, Aventis, and sanofi-aventis. He joined Synvista in October, 2007 from sanofi-aventis, where he was Vice President of Metabolism Projects. Dr. Mendel has had extensive experience working in both early- and late-stage drug development, as well as in medical affairs (supporting marketed products), and has contributed to a number of drug approvals. He has led numerous collaborations and co-development projects with other companies and has significant in-licensing experience.

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

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, we believe that all of our officers, directors, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions in our equity securities during fiscal year 2007.

CODE OF BUSINESS CONDUCT AND ETHICS

Synvista has adopted a code of business conduct and ethics that applies to all of its employees, including its chief executive officer and chief financial and accounting officers. The text of the code of business conduct and ethics is posted on Synvista’s website at www.Synvista.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to Synvista’s directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the American Stock Exchange, Inc.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information concerning the compensation earned for the last two fiscal years by our principal executive officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2007. We refer to the officers listed in the table below collectively as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Noah Berkowitz, M.D., Ph.D.	2007	264,000	83,160	(1)	85,916	12,000	(3)	445,076
President and Chief Executive Officer	2006	240,000	54,000	(4)	—	3,558	(3)	297,558

Carl M. Mendel, M.D., Ph.D.(5)	2007	66,250	20,000		11,707	—		97,957
Vice President, Clinical Development and Chief Medical Officer	2006	—	—		—	—		—

Malcolm W. MacNab, M.D., Ph.D. (6)	2007	240,000	72,000		133,808	22,000	(8)	467,808
Former Vice President, Clinical Development	2006	240,000	36,000	(7)	58,206	—		334,206

(1)	Represents a cash bonus for performance during the fiscal year ended December 31, 2007, which was paid in 2007.

(2)
Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), of awards pursuant to the stock option program. Assumptions used in the calculations of this amount are included in Note 11 - Stockholders’ Equity to our audited consolidated financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

(3)	Represents an expense for a car allowance.

(4)	Represents a cash bonus for performance during the fiscal year ended December 31, 2006, which was paid in 2007.

(5)	Dr. Mendel’s employment with us commenced in October 2007.

(6)	Dr. MacNab resigned as our Vice President, Clinical Development on December 31, 2007.

(7)	Represents a cash bonus for performance during the fiscal year ended December 31, 2006, which was paid in 2007.

(8)	Represents commuting costs.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Noah Berkowitz, M.D., Ph.D.
President and Chief Executive Officer

On February 1, 2007, we entered into an amendment to Dr. Berkowitz’s Employment Agreement dated March 1, 2005. Pursuant to the amendment, Dr. Berkowitz is entitled to receive an annual base salary of $264,000. Effective as of January 1, 2008, Dr. Berkowitz will be entitled to receive an annual base salary of $300,000. He is also eligible to receive an annual cash bonus in an amount up to 35% of his annual base salary, based upon the achievement of certain milestones and objectives. The percentage amount associated with each of these milestones will be established in the first quarter of the year by the Compensation Committee. Dr. Berkowitz also receives a car allowance in the amount of $1,000 per month.

Dr. Berkowitz is entitled to certain benefits in connection with a termination of his employment or a change in control discussed below under “—Potential Payments Upon Termination of Change in Control.”

Malcolm MacNab, M.D., Ph.D.
Former Vice President, Clinical Development

On February 1, 2007, the Board of Directors amended Dr. MacNab’s Employment Agreement dated February 7, 2005. Pursuant to this amendment, Dr. MacNab was entitled to receive an annual base salary of $240,000, and in lieu of an increase in base salary, we were obligated to pay travel expenses to our offices in New Jersey from his home in Massachusetts. He was also eligible to receive an annual cash bonus in an amount up to 30% of his annual base salary. One-half of his bonus was dependent on the achievement of corporate milestones and one-half of his bonus was dependent on the achievement of individual milestones. The annual milestones, as well as the specified percentage of the total bonus of each specific milestone, were established by the Chief Executive Officer and/or the Board of Directors.

Dr. MacNab resigned from the Company on December 31, 2007 and is providing services to us as a consultant. He has been contracted for a period of 12 months for a monthly consulting fee of $5,000 per month.

On November 1, 2006, Dr. MacNab received an option to purchase 20,000 shares of common stock. The amount of this grant was based on targeting 1.5% ownership of the Company on a fully diluted basis. The fair value of this award using the Black-Scholes model is $142,100. These options will become exercisable in four equal annual installments commencing on January 1, 2007 until fully vested, and will continue to vest during the time Dr. MacNab provides consulting services to us.

In addition to provisions in the above-described agreements requiring each individual to maintain the confidentiality of our information and assign inventions to us, the above named executive officers have agreed that during the terms of their agreements and for one year thereafter, they will not compete with us by engaging in any capacity in any business that is competitive with our business.

Carl Mendel, M.D., Ph.D.
Vice President, Chief Development and Chief Medical Officer

Dr. Mendel is an at-will employee of ours. He currently receives an annual base salary of $275,000. He is also eligible to receive an annual cash bonus in an amount up to 20% of his annual base salary, based upon the achievement of certain milestones and objectives. The percentage amount associated with each of these milestones will be established in the first quarter of the year by the Compensation Committee.

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

2007 Bonus

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2007, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table. During the year ended December 31, 2007, none of the Named Executive Officers exercised any of their stock options. Each of the stock options granted to our Named Executive Officers expires ten years after the date of the grant. Unless otherwise noted, the stock options vest in equal quarterly installments over a four-year period commencing on the date of grant.

Option Awards

Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Noah Berkowitz, M.D., Ph.D.	10/3/2007	65,000	395,000	(1)	2.67	10/3/2017
President and Chief Executive Officer

Malcolm W. MacNab, M.D., Ph.D.	11/1/2006	—	20,000	(2)	7.50	11/1/2016
Former Vice President, Clinical Development	2/7/2005	17,605	3,521	(3)	8.00	2/07/2015

Carl M. Mendel, M.D.	10/1/2007	—	70,000	(4)	3.00	10/1/2017
Vice President of Clinical Development and Chief Medical Officer

(1)
The option grant of 460,000 shares contains the following vesting provisions: 260,000 shares vesting 25% immediately and 25% per year over three years from the date of grant; and 200,000 restricted option shares with the restriction on 50,000 shares removed for the achievement of each of four key milestones. The options will vest 50% at the time the restriction is removed and 25% over each of the following two years.

(2)	The options vest in four equal annual installments commencing on January 1, 2007 until fully vested.

(3)	The options vest semi-annually over three years commencing on February 7, 2005.

(4)	The options vest in four equal annual installments commencing on October 1, 2007.

Potential Payments upon Termination or Change-In-Control

Noah Berkowitz, M.D., Ph.D.,
President and Chief Executive Officer

The employment agreement with Dr. Berkowitz provides for two types of terminations:

•
“Termination of Employment by the Company.” In the event that Dr. Berkowitz is terminated due to Disability, as that term is defined in Dr. Berkowitz’s employment agreement, we are obligated to pay his salary and benefits for 12 months following the date of termination in equal, monthly installments. For a termination constituting Cause, as that term is defined in Dr. Berkowitz’s employment agreement, we are obligated to pay only his accrued and unpaid salary and benefits through the date of such termination. All unvested options on the termination date will be cancelled. In the event of a termination Without Cause, as that term is defined in Dr. Berkowitz’s employment agreement, is determined by a majority vote of the Board of Directors, Dr. Berkowitz is entitled to receive his salary and benefits for a period of 12 months after the termination date. In addition, the monthly vesting of his options shall continue for an additional 12 months from the termination date. If Dr. Berkowitz had been terminated without cause on December 31, 2007, he would have been eligible to receive an aggregate of approximately $266,500, which is inclusive of his annual salary and life insurance premium benefit.

•
“Termination of Employment by the Executive.” Dr. Berkowitz may choose to resign from his position for “Good Reason.” Events that qualify as Good Reason include (i) a change in his title or responsibilities, (ii) our failure to provide executive salary or benefits, or (iii) the relocation of our primary office to a location, or the requirement to perform a majority of his duties at any location to which the commute time exceeds one hour and fifteen minutes. If Dr. Berkowitz elects to terminate his employment due to event (i) or (ii), we are obligated to pay his salary and benefits for a period of 12 months after the termination date. The monthly vesting of his options shall continue for an additional 12 months from the termination date. If he elects to terminate his employment due to event (iii), we would be obligated to pay his salary and benefits for a period of six months after the termination date. If Dr. Berkowitz had been terminated under the above circumstance on December 31, 2007, he would have been eligible to receive an aggregate of approximately $133,250, which is inclusive of six months of salary and life insurance premium benefit. The monthly vesting of his options shall continue for an additional six months from the termination date.

If Dr. Berkowitz elects to terminate his employment for any other reason than those stated above, his employment agreement will terminate immediately and he would receive the accrued and unpaid salary benefits through the date of such termination.

Malcolm MacNab, M.D., Ph.D.,
Former Vice President, Clinical Development

Pursuant to our Stock Option Grant Agreement with Dr. MacNab dated November 1, 2006, upon a change in control, any portion of Dr. MacNab’s options, which are not vested and exercisable, shall vest and become exercisable immediately prior to a change in control. As defined in the Stock Option Grant Agreement, a change in control shall be deemed to occur if (i) we are merged with or into or consolidated with another corporation or other entity under circumstances where our stockholders immediately prior to such merger or consolidation do not own after such merger or consolidation shares representing at least 50% of the voting power of us or the surviving or resulting corporation or other entity, as the case may be, or (ii) we are liquidated, sell or otherwise dispose of substantially all of our assets to another corporation or entity, or (iii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of our common stock other than pursuant to a plan or arrangement entered into by such person and us or otherwise approved by our Board of Directors, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority of the Board unless the election or nomination for election by our stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. If Dr. MacNab had been terminated under the above circumstance on December 31, 2007, he would have been eligible to purchase 17,605 shares of common stock subject to options.

Dr. MacNab resigned as Vice President, Clinical Development on December 31, 2007.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2007 to each person who served as one of our directors during 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Noah Berkowitz, M.D., Ph.D.(3)	$—	$—	$—	$—
John F. Bedard (4)	32,024	—	37,995	70,019
Marilyn Breslow(5)	6,500	24,000	—	30,500
Kenneth I. Moch(6)	1,500	—	—	1,500
Thomas A. Moore(7)	4,250	24,000	—	28,250
Mary C. Tanner(8)	33,000	15,689	40,449	89,138
Wayne Yetter(9)	$41,750	$15,689	$40,449	$97,888

(1)
Represents the amount we have expensed during 2007 under FAS 123(R) for outstanding restricted stock granted in previous fiscal years. Assumptions used in the calculation are included in Note 11 - Stockholders’ Equity to our audited consolidated financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

(2)
Represents the amount we have expensed during 2007 under FAS 123(R) for outstanding stock option awards granted in 2007 and in previous fiscal years. Assumptions used in the calculation are included in Note 11 - Stockholders’ Equity to our audited consolidated financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

(3)	Dr. Berkowitz, our President and Chief Executive Officer, receives no compensation for his services as Director.

(4)
On September 7, 2007, Mr. Bedard joined our Board of Directors. In connection with his appointment, he received a stock option to purchase 30,000 shares of our common stock. The stock option has an exercise price of $4.40, the closing price of our common stock on the American Stock Exchange on the grant date. The stock option has a grant date fair value of $4.03. The stock option vests over one year. As of December 31, 2007, there are outstanding options to purchase 30,000 shares of our common stock issued to Mr. Bedard.

(5)
Ms. Breslow resigned effective July 21, 2007. As of December 31, 2007, there are outstanding 3,200 shares of restricted stock and options to purchase 4,897 shares of common stock issued to Ms. Breslow.

(6)	Mr. Moch resigned effective February 5, 2007. As of December 31, 2007, there are outstanding options to purchase 55,342 shares of common stock issued to Mr. Moch.

(7)	Mr. Moore resigned effective July 21, 2007. As of December 31, 2007, there are outstanding 3,200 shares of restricted stock and options to purchase 3,700 shares of common stock issued to Mr. Moore.

(8)	As of December 31, 2007, there are outstanding 3,200 shares of restricted stock and options to purchase 45,426 shares of common stock issued to Ms. Tanner.

(9)	As of December 31, 2007, there are outstanding 3,200 shares of restricted stock and options to purchase 28,842 shares of common stock issued to Mr. Yetter.

Director Compensation Policy

All of our Board of Directors are reimbursed for their expenses for each Board meeting attended. Directors who are not also compensated as our employees receive $1,500 per Board meeting attended in person and $750 for each Board meeting attended by telephone. Directors also receive an annual retainer in cash for their services on the Board of $25,000.

Pursuant to the Synvista 2005 Stock Plan, as amended on July 19, 2006, non-employee directors also receive, upon the date of their election or re-election to the Board and on the dates of the next two annual meetings of stockholders (subject to their continued service on the Board of Directors), a stock option to purchase 20,000 shares of our common stock (subject to adjustment if they received stock options upon appointment to the Board between annual meetings of stockholders to fill a vacancy or newly created directorship) at an exercise price equal to the fair market value of our common stock on the date of grant. Each of these options will vest and become exercisable upon completion of one full year of service and shall have a term of ten years regardless of whether the director ceases to be a director.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2008, except as otherwise set forth below, by (i) each person who is known by us to own beneficially more than 5% of the common stock, (ii) each director, (iii) each named executive officer and (iv) all current directors and named executive officers as a group. Unless otherwise indicated, the address for each director and executive officer listed is 221 West Grand Avenue, Suite 200, Montvale, NJ 07645.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Genentech, Inc. 1 DNA Way South San Francisco, CA 94080-4990	285,813		11%

Atticus Capital LP 767 Fifth Avenue, 12th Floor New York, NY 10153(3)	2,000,000	(3)	43%
%
Julian C. Baker and Felix J.Baker Baker Bros. Advisors 667 Madison Avenue New York, NY 10021(4)	10,500,000	(4)	80%

Noah Berkowitz, M.D., Ph.D.	211,634	(5)	8%
Noah C. Berkowitz Family Trust	11,756	(6)	* %
John F. Bedard	—		*
Malcolm W. MacNab, M.D., Ph.D.	26,126		*
Carl M. Mendel, M.D., Ph.D.	—		*
Mary C. Tanner	146,275	(7)	6%
Wayne P. Yetter	17,236	(8)	*
All current directors and officers as a group (6 persons)	772,714	(9)	25%

*Less than one percent
**Assumes that shares of Series B Preferred Stock have been converted to common stock.

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

(2)
Applicable percentage of ownership is based on 2,586,326 shares of common stock outstanding as of April 15, 2008. As of that date, there were 10,000,000 shares of Series B preferred stock outstanding, which were convertible into 10,000,000 shares of common stock. There were also outstanding as of that date warrants to purchase 2,500,000 shares of Series B preferred stock, which are currently exercisable. The shares of Series B preferred stock underlying the warrants are also convertible into 2,500,000 shares of common stock.

(3)
Number of shares beneficially owned based solely upon a Schedule 13D/A filed jointly by Atticus Capital LP, Atticus Management Limited and Timothy R. Barakett on January 3, 2008. According to the Schedule 13D/A, Atticus Capital LP, Atticus Management Limited and Mr. Barakett beneficially own an aggregate of 2,000,000 shares of common stock, including an aggregate number of shares of common stock that may be acquired upon conversion of Series B Preferred Stock and shares that may be acquired upon the exercise of warrants to purchase shares of Series B Preferred Stock. The address of the principal business and principal office of each of Atticus Capital LP and Mr. Barakett is 767 Fifth Avenue, 12th Floor, New York, NY 10153. The address of the principal business and principal office of Atticus Management is P.O. Box 100, Sydney Vane House, Admiral Park, St. Peter Port, Guernsey GY1 3EL.

(4)
Number of shares beneficially owned based solely upon a Schedule 13D filed jointly by Julian C. Baker and Felix J. Baker, each a Managing Member of Baker Bros. Advisors. The number of shares beneficially owned includes an aggregate number of shares of common stock that may be acquired upon conversion of Series B Preferred Stock and shares that may be acquired upon the exercise of warrants to purchase shares of Series B Preferred Stock. According to the Schedule 13D, the number of shares beneficially owned are held by the following entities: (i) 9,323 shares held by Baker Bros. Investments II, L.P., (ii) 2,740,840 shares held by Baker Biotech Fund I, L.P., (iii) 7,438,590 shares held by Baker Brothers Life Sciences, L.P., (iv) 240,276 shares held by14159, L.P. and (v) 70,971 shares held by Baker/ Tisch Investments. By virtue of their ownership of entities that have the power to control the investment decisions of the limited partnerships, Julian C. Baker and Felix J. Baker may be deemed to be beneficial owners of the shares owned by Baker Bros. Investments II, L.P., Baker Biotech Fund I, L.P., Baker Brothers Life Sciences, L.P., 14159, L.P. and Baker/ Tisch Investments, L.P., and may be deemed to have shared power to vote or dispose of such securities owned by such entities.

(5)	Includes 65,000 shares of common stock subject to options which were exercisable as of April 15, 2008.

(6)	Dr. Berkowitz’s wife is the trustee and has the power to vote and dispose of the shares. Dr. Berkowitz disclaims beneficial ownership of the shares.

(7)	Includes 107,442 shares of common stock held directly by Ms. Tanner and 38,833 shares of common stock subject to options and warrants which were exercisable as of April 15, 2008.

(8)	Includes 6,127 shares of common stock held directly by Mr. Yetter and 7,909 shares of common stock subject to options that were exercisable as of April 15, 2008.

(9)
Includes 257,003 shares of common stock held directly by all current officers and directors and 72,868 shares of common stock subject to options and warrants which were exercisable as of April 15, 2008.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Existing Equity Compensation Plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	872,706	$15.82	494,623
Equity compensation plans not approved by security holders	—	—	—
Total	872,706	$15.82	494,623

(1)	These plans consist of our Amended and Restated 1987 Stock Option Plan, our Amended 1995 Stock Option Plan and our 2005 Stock Plan, as amended, on July 19, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our Audit Committee reviews and approves, in advance, all related party transactions.

Since January 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

Our Board has determined that the following members of the Board qualify as independent under the definition promulgated by the American Stock Exchange: Mr. Bedard, Ms. Tanner and Mr. Yetter.

Item 14.	Principal Accountant Fees and Services.

J.H. Cohn served as our independent registered public accounting firm for the fiscal years ended December 31, 2007 and December 31, 2006.

The following table summarizes the fees paid or payable to J.H. Cohn for services rendered for the fiscal year ended December 31, 2007:

Type of Fees	Fiscal Year Ended December 31, 2007
Audit Fees	$124,433	*
Audit-Related Fees	22,659
Tax Fees	—
All Other Fees	—
Total Fees	$147,092

The following table summarizes the fees paid or payable to J.H. Cohn for services rendered for the fiscal year ended December 31, 2006:

Type of Fees	Fiscal Year Ended December 31, 2006
Audit Fees	$97,925
Audit-Related Fees	46,142
Tax Fees	—
All Other Fees	—
Total Fees	$144,067

*Information set forth above under the caption “Audit Fees” relates to fees we paid the independent registered public accountants for professional services for the audit of our financial statements included in our Form 10-K, review of our financial statements included in our Forms 10-Q and for the issuance of comfort letters and/or consents in connection with registration statements. “Audit-Related Fees” are fees we paid for assurance and related services by the independent registered public accountants that are reasonably related to the performance of the audit or review of our financial statements, including special procedures required to meet certain regulatory requirements.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Consolidated Financial Statements.

Our audited consolidated financial statements and the Report of Independent Registered Public Accounting Firms were filed as part of our original Annual Report on Form 10-K.

(b) Exhibits.

The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April 2008.

SYNVISTA THERAPEUTICS, INC.

By:	/s/ Noah Berkowitz
Noah Berkowitz, M.D., Ph.D.
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Alteon Inc., Alteon Merger Sub, Inc., HaptoGuard, Inc.
and Genentech, Inc., dated as of April 19, 2006. (Incorporated by reference to Annex A to the
Company’s Schedule 14A filed on June 22, 2006, SEC File Number 000-16043.)

3.1	Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the
Company's Report on Form 10-Q filed on November 10, 1999, SEC File Number 000-19529.)

3.2	Certificate of the Voting Powers, Designations, Preference and Relative Participating, Optional and
Other Special Rights and Qualifications, Limitations or Restrictions of Series F Preferred Stock of
Alteon Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K
for the year ended December 31, 2000, SEC File Number 001-16043.)

3.3	Certificate of Retirement of Alteon Inc., dated September 10, 2000. (Incorporated by reference to
Exhibit 3.1 to the Company's Report on Form 10-Q filed on November 10, 1999, SEC File Number
000-19529.)

3.4	Certificate of Designations of Series G Preferred Stock of Alteon Inc. (Incorporated by reference to
Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997,
SEC File Number 000-19529.)

3.5	Certificate of Amendment of Certificate of Designations of Series G Preferred Stock of Alteon Inc.
(Incorporated by reference to Exhibit 3.4 to the Company's Report on Form 10-Q filed on August 14,
1998, SEC File Number 000-19529.)

3.6	Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by reference to
Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997,
SEC File Number 000-19529.)

3.7	Amended Certificate of Designations of Series H Preferred Stock of Alteon Inc. (Incorporated by
reference to Exhibit 3.6 to the Company's Report on Form 10-Q filed on August 14, 1998, SEC File
Number 000-19529.)

3.8	Certificate of Retirement of Alteon Inc., dated November 20, 2000. (Incorporated by reference to
Exhibit 3.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000,
SEC File Number 001-16043.)

3.9	Certificate of Amendment to Restated Certificate of Incorporation of Alteon Inc., dated June 7, 2001.
(Incorporated by reference to Exhibit 3.8 to the Company’s Report on Form 10-Q filed on August 14,
2001, SEC File Number 001-16043.)

3.10	Amended and Restated By-Laws of Synvista Therapeutics, Inc. (Incorporated by reference to Exhibit
3.1 to the Company’s Current Report on 8-K filed on December 7, 2007, SEC File Number 001-
16043.)

3.11	Certificate of Amendment to Restated Certificate of Incorporation of Alteon Inc., dated September 17,
2004. (Incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q filed on
November 9, 2004, SEC File Number 001-16043.)

3.12	Amended Certificate of Designations of Series G Preferred Stock of Alteon Inc., dated October 6,
2004. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q filed on
November 9, 2004, SEC File Number 001-16043.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.13	Amended Certificate of the Voting Powers, Designations, Preferences and Relative Participating,
Optional and Other Special Rights and Qualifications, Limitations or Restrictions or Series F Preferred
Stock of Alteon Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Report on Form 10-
Q filed on August 9, 2005, SEC File Number 001-16043.)

3.14	Certificate of Amendment to Restated Certificate of Incorporation of Alteon Inc., dated October 24,
2005. (Incorporated by reference to Exhibit 3.14 to the Company’s Annual Report on Form 10-K for
the year ended December 31, 2005, SEC File Number 001-16043.)

3.15	Certificate of Amendment to the Corrected Certificate of Designations of Series G Preferred Stock of
Alteon Inc., dated July 20, 2006. (Incorporated by reference to Exhibit 3.14 to the Company’s
Registration Statement on Form S-8 filed on September 5, 2006, SEC File Number 333-137115.)

3.16	Certificate of Amendment to the Corrected Certificate of Designations of Series H Preferred Stock of
Alteon Inc., dated July 20, 2006. (Incorporated by reference to Exhibit 3.15 to the Company’s
Registration Statement on Form S-8 filed on September 5, 2006, SEC File Number 333-137115.)

3.17	Form of Amended and Restated Certificate of Incorporation of the Company. (Incorporated by
Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2007,
SEC File Number 001-16043.)

3.18	Amended and Restated Certificate of Incorporation of the Company dated July 23, 2007.
(Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2007, SEC File Number 001-16043.)

4.1	Stockholders' Rights Agreement between Alteon Inc. and Registrar and Transfer Company, as Rights
Agent, dated as of July 27, 1995. (Incorporated by reference to Exhibit 4.1 to the Company's Annual
Report on Form 10-K for the year ended December 31, 2000, SEC File Number 001-16043.)

4.2	Amendment to Stockholders' Rights Agreement between Alteon Inc. and Registrar and Transfer
Company, as Rights Agent, dated as of April 24, 1997. (Incorporated by reference to Exhibit 4.4 to the
Company's Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

4.3	Registration Rights Agreement between Alteon Inc. and the investors named on the signature page thereof, dated as of April 24, 1997. (Incorporated by reference to Exhibit 4.1 to the Company's
Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

4.4	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the
Company's Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

4.5	Amendment to Stockholders' Rights Agreement between Alteon Inc. and Registrar and Transfer
Company, as Rights Agent, dated as of December 1, 1997. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 10, 1997, SEC File Number 000-
19529.)

4.6	Registration Rights Agreement, dated September 29, 2000. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-
16043.)

4.7	Form of Series 1 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.2 to the
Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.8	Form of Series 2 Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.20	Amendment No. 1 Stockholder Rights Agreement by and between Synvista Therapeutics, Inc. and
American Stock Transfer & Trust Company, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File Number
001-16043.)

4.21	Form of Registration Rights Agreement among Synvista Therapeutics, Inc. and each Purchaser identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s
Current Report on Form 8-K filed on April 11, 2007, SEC File Number 001-16043.)

4.22	Series B Preferred Stock and Warrant Purchase Agreement, as amended, among Alteon Inc. and the
Purchasers named therein, dated as of April 5, 2007 (Incorporated by reference to Annex A to the
Company’s Definitive Proxy Statement filed on June 22, 2007), SEC File Number 001-16043.)

4.23	Form of Preferred Stock Purchase Warrant to be issued to the Purchasers pursuant to the Series B
Preferred Stock and Warrant Purchase Agreement, dated as of April 5, 2007. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2007, SEC
File Number 001-16043.)

4.24	Amendment No. 1 to Registration Rights Agreement dated May 14, 2007 by and among the Company and the Purchasers identified on the signature pages to that certain Registration Rights Agreement dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current
Report on Form 8-K filed on May 18, 2007, SEC File Number 001-16043.)

4.25	Amendment No. 1 to Registration Rights Agreement dated September 7, 2007 by and among the
Company and the Purchasers identified on the signature pages to that certain Registration Rights
Agreement dated as of July 25, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s
Current Report on Form 8-K filed on September 13, 2007, SEC File Number 001-16043.)

10.1†	Amended and Restated 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the
Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC File Number
000-19529.)

10.2†	Amended 1995 Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s
Annual Report on Form 10-K for the year ended December 31, 2001, SEC File Number 001-16043.)

10.3	Form of Employee's or Consultant's Invention Assignment, Confidential Information and Non-
Competition Agreement executed by all key employees and consultants as employed or retained from time to time. (Incorporated by Reference to Exhibit 10.1 to the Company's Registration Statement on
Form S-1, SEC File Number 33-42574, which became effective on November 1, 1991.)

10.4†	Alteon Inc. Change in Control Severance Benefits Plan. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, SEC File Number
001-16043.)

10.5	Preferred Stock Investment Agreement between Alteon Inc. and the investors named on the signature page thereof, dated as of April 24, 1997. (Incorporated by reference to Exhibit 10.1 to the Company's
Current Report on Form 8-K filed on May 9, 1997, SEC File Number 000-19529.)

10.6	Common Stock and Warrants Purchase Agreement among Alteon Inc. and EGM Medical Technology
Fund, L.P., EGM Technology Offshore Fund, Narragansett I, L.P., Narragansett Offshore, Ltd., S.A.C.
Capital Associates, LLC, SDS Merchant Fund, LP and Herriot Tabuteau, dated as of September 29,
2000. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2000, SEC File Number 001-16043.)

EXHIBIT INDEX
Exhibit No.	Description of Exhibit
10.7	Stock Purchase Agreement between Alteon Inc. and the Purchasers named therein, dated January 4,
2002. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7,
2002, SEC File Number 001-16043.)

10.8	Stock Purchase Agreement between Alteon Inc. and the Purchasers named therein, dated December 20,
2002. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2002, SEC File Number 001-16043.)

10.9	Stock Purchase Agreement, dated October 15, 2003. (Incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed on October 20, 2003, SEC File Number 001-16043.)

10.10	Amendment to Stock Purchase Agreement, dated October 24, 2003. (Incorporated by reference to
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2003, SEC File
Number 001-16043.)

10.11*	Synvista Therapeutics, Inc. Description of Director Compensation Arrangements.

10.12*	Synvista Therapeutics, Inc. Description of Executive Officer Compensation Arrangements.

10.13†	Alteon Inc. 2005 Stock Plan. (Incorporated by reference to Exhibit 99.1 to the Company’s Current
Report on Form 8-K filed on July 6, 2005, SEC File Number 001-16043.)

10.14†	Form of Employee’s Stock Option Grant Agreement. (Incorporated by reference to Exhibit 10.1 to the
Company’s Quarterly Report on Form 10-Q filed on August 9, 2005, SEC File Number 001-16043.)

10.15†	Form of Director’s Formula Award Non-Qualified Stock Option Grant Agreement. (Incorporated by
reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005,
SEC File Number 001-16043.)

10.16	Form of Consultant’s Non-Qualified Stock Option Grant Agreement. (Incorporated by reference to
Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005, SEC File
Number 001-16043.)

10.17	Notice of Option Acceleration. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual
Report on Form 10-K for the year ended December 31, 2005, SEC File Number 001-16043.)

10.18†	Alteon Inc. Severance Plan and Summary Plan Description. (Incorporated by reference to Exhibit
10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, SEC
File Number 001-16043.)

10.19	Voting Agreement by and between the stockholders named therein, HaptoGuard, Inc. and Alteon Inc., dated as of April 19, 2006. (Incorporated by reference to Annex B to the Company’s Schedule 14A filed on June 22, 2006, SEC File Number 000-16043.)

10.20†	Employment Agreement between HaptoGuard, Inc. and Noah Berkowitz, dated March 1, 2005.
(Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July
25, 2006, SEC File Number 000-16043.)

10.21†	Alteon Inc. Stock Plan as amended on July 19, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on September 5, 2006, SEC File Number
333-137115.)

EXHIBIT INDEX
Exhibit No.	Description of Exhibit
10.22	Securities Purchase Agreement among Alteon Inc. and each Purchaser identified on the signature pages thereto, dated as of September 13, 2006. (Incorporated by reference to Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed on September 19, 2006, SEC File Number 001-16043.)

10.23	Convertible Note and Warrant Purchase Agreement among Alteon Inc. and each Lender identified on the signature pages thereto, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File Number 001-16043.)

10.24	Security & Guaranty Agreement by and between Alteon Inc., HaptoGuard, Inc., and Baker Bros
Advisors, LLC, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.2 to the
Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File Number 001-16043.)

10.25	Intellectual Property Security Agreement by and between Alteon Inc., HaptoGuard, Inc., and Baker
Bros Advisors, LLC., dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.3 to the
Company’s Current Report on Form 8-K filed on January 16, 2007, SEC File Number 001-16043.)

10.26	Lease Agreement by and between Alteon Inc. and DS Montvale, LLC, dated as of January 19, 2007.
(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
January 22, 2007, SEC File Number 001-16043.)

10.27	Letter Amendment to Employment Agreement between HaptoGuard, Inc. and Noah Berkowitz, dated as of February 1, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on
Form 8-K filed on February 2, 2007, SEC File Number 000-16043.)

10.28	Waiver and Acknowledgement, dated as of March 30, 2007, by the Lenders identified in the
Convertible Note and Warrant Purchase Agreement, dated as of January 11, 2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007, SEC
File Number 000-16043.)

10.29	Series B Preferred Stock and Warrant Purchase Agreement among Alteon Inc. and each Purchaser identified on the signature pages thereto, dated as of April 5, 2007. (Incorporated by reference to
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2007, SEC File Number
001-16043.)

10.30†	Employment Agreement between HaptoGuard, Inc. and Malcolm MacNab, M.D., Ph.D. dated
February 7, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2007, SEC File Number 001-16043.)

10.31	Omnibus Amendment dated June 1, 2007 by and among the Company and the purchasers identified on the signature pages to that certain Note and Warrant Purchase Agreement dated as of January 11,
2007. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007, SEC File Number 001-16043.)

10.32	Amendment No. 1 to Series B Preferred Stock and Warrant Purchase Agreement dated June 1, 2007 by and among the Company and the purchasers identified on the signature pages to that certain Series
B Preferred Stock and Warrant Purchase Agreement dated as of April 5, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2007, SEC
File Number 001-16043.)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.33	Amended and Restated Exclusive License Agreement entered into as of April 2, 2007 by and between the Company and OXIS International. (Incorporated by reference to Exhibit 10.1 to the
Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File Number
001-16043.)

10.34	License and Research Agreement entered into as of July 12, 2004 by and between HaptoGuard, Inc.
and BIO-RAP Technologies Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, SEC File Number 001-16043.)

10.35	Consulting Agreement by and between the Company and Malcolm MacNab, M.D., Ph.D. dated as of January 1, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed on December 7, 2007, SEC File Number 000-16043.)

21.1
Subsidiaries of Synvista Therapeutics, Inc. (Incorporated by reference to Exhibit 21.1 to the
Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on
March 31, 2008, SEC File Number 001-16043.)

23.1
Consent of J.H. Cohn LLP. (Incorporated by reference to Exhibit 23.1 to the Company’s Annual
Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008, SEC File
Number 001-16043.)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Denotes a management contract or compensatory plan or arrangement.