Form 10-Q
period 2008-03-31
Synvista Therapeutics, Inc.
filed 2008-05-14
CIK 878903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 1, 2008, 2,586,326 shares of the registrant’s common stock were outstanding.

Page 1 of 18 pages
The Exhibit Index is on page 18

SYNVISTA THERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION

ITEM l.  Condensed Consolidated Financial Statements (Unaudited).

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

Current Assets:

Cash and cash equivalents	$12,527,474	$15,646,225
Other current assets	709,997	234,338

Total current assets	13,237,471	15,880,563

Property and equipment, net	18,322	17,096
Other assets	380,270	807,646

Total assets	$13,636,063	$16,705,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable	$582,749	$1,503,355
Accrued expenses	561,551	458,731
Preferred stock dividends payable	1,375,000	875,000

Total current liabilities	2,519,300	2,837,086

Stockholders' Equity:

Preferred stock, $.01 par value; 15,000,000 shares authorized,
400,000 shares designated as Series A, none issued and outstanding,
12,500,000 shares designated as Series B convertible preferred stock,
10,000,000 shares issued and outstanding
(aggregate liquidation preference of $25,000,000) at March 31, 2008, and December 31, 2007	100,000	100,000

Common stock, $.01 par value; 300,000,000 shares
authorized, 2,586,326 shares issued and outstanding
at March 31, 2008, and 2,586,377 shares issued and outstanding
at December 31, 2007	25,863	25,864

Additional paid-in capital	278,764,900	276,834,875

Accumulated deficit	(267,774,000)	(263,092,520)

Total stockholders' equity	11,116,763	13,868,219

Total liabilities and stockholders' equity	$13,636,063	$16,705,305

The accompanying notes are an integral part of these unaudited financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

License and other revenue	$2,233	$-

Operating expenses:

Research and development	1,720,342	467,180
General and administrative	894,912	1,229,544

Total operating expenses	2,615,254	1,696,724

Loss from operations	(2,613,021)	(1,696,724)

Investment income	134,763	36,360
Interest expense	(1,144)	(2,005,582)

Net loss	(2,479,402)	(3,665,946)

Preferred stock dividends - Series B	500,000	-
Deemed dividends to Series B preferred stockholders on beneficial conversion feature	1,702,078	-

Net loss applicable to common shares	$(4,681,480)	$(3,665,946)

Net loss per common share:
Basic and diluted	$(1.81)	$(1.42)

Weighted average common shares outstanding:
Basic and diluted	2,586,326	2,586,377

The accompanying notes are an integral part of these unaudited financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, December 31, 2007	10,000,000	$100,000	2,586,377	$25,864	$276,834,875	$(263,092,520)	$13,868,219

Net loss	-	-	-	-	-	(2,479,402)	(2,479,402)

Fractional shares	-	-	(51)	(1)	1	-	-

Deemed dividends to Series B preferred stockholders on beneficial conversion feature	-	-	-	-	1,702,078	(1,702,078)	-

Series B preferred stock dividend payable	-	-	-	-	-	(500,000)	(500,000)

Stock-based compensation	-	-	-	-	222,580	-	222,580

Options issued for consulting services	-	-	-	-	2,698	-	2,698

Compensation costs related to restricted stock	-	-	-	-	2,668	-	2,668

Balances, March 31, 2008	10,000,000	$100,000	2,586,326	$25,863	$278,764,900	$(267,774,000)	$11,116,763

The accompanying notes are an integral part of these unaudited financial statements.

SYNVISTA THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net loss	$(2,479,402)	$(3,665,946)

Adjustments to reconcile net loss to cash
used in operating activities:

Stock-based compensation	222,580	41,036
Options issued for consulting services	2,698	2,732
Compensation costs related to restricted stock	2,668	22,268
Amortization of debt discount	-	1,692,857
Depreciation and amortization	3,063	260,549

Changes in operating assets and liabilities:
Other current assets	(475,659)	74,018
Other assets	427,376	12,115
Accounts payable and accrued expenses	(817,786)	(368,887)

Net cash used in operating activities	(3,114,462)	(1,929,258)

Cash Flows from Investing Activities:
Capital expenditures	(4,289)	(10,207)

Net cash used in investing activities	(4,289)	(10,207)

Cash Flows from Financing Activities:
Proceeds from debt financing	-	3,000,000
Deferred debt financing costs	-	(514,639)

Net cash provided by financing activities	-	2,485,361

Net increase/(decrease) in cash and cash equivalents	(3,118,751)	545,896
Cash and cash equivalents, beginning of period	15,646,225	1,478,780

Cash and cash equivalents, end of period	$12,527,474	$2,024,676

Supplemental disclosures of non-cash investing and financing activities:
Deemed dividends to Series B preferred stockholders on beneficial conversion	$1,702,078	$-
Series B stock dividends payable	$500,000	$-
Accrual of deferred financing costs	$-	$149,285
Warrants issued and embedded conversion feature associated
with debt financing	$-	$3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

SYNVISTA THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance as of that date included in the Form 10-K.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Synvista Therapeutics, Inc. and its wholly owned subsidiary, HaptoGuard, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current presentation.

Note 2 – Liquidity

The Company has devoted substantially all of its resources to research, drug discovery and development programs. To date, it has not generated any revenues from the sale of products and does not expect to generate any such revenues for a number of years, if at all. As a result, Synvista has incurred net losses since inception, has an accumulated deficit of $267,774,000 as of March 31, 2008, and expects to incur net losses, potentially greater than losses in prior years, for a number of years.

The Company has financed its operations through proceeds from the sales of common and preferred equity securities, debt securities, revenue from former collaborative relationships, reimbursement of certain of its research and development expenses by collaborative partners, investment income earned on cash and cash equivalent balances and short-term investments and the sale of a portion of the Company’s New Jersey state net operating loss carryforwards and research and development tax credit carryforwards.

As of March 31, 2008, the Company had working capital of $10,718,171, including $12,527,474 of cash and cash equivalents. The Company’s net cash used in operating activities for the three months ended March 31, 2008 was $3,114,462.

Synvista expects to continue to utilize cash and cash equivalents to fund its operating activities, including continued development of SYI-2074, alagebrium and its diagnostic test. The amount and timing of the Company’s future capital requirements will depend on numerous factors, including the progress of its research and development programs, the number and characteristics of product candidates that the Company pursues, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any. The Company expects to have sufficient cash and cash equivalents to satisfy its working capital requirements into the first quarter of 2009.

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

Note 3 – Stock-Based Compensation

The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants.

The Company follows SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) for employee options and used the modified prospective transition method.

The following table shows the weighted average assumptions the Company used to develop the fair value estimates for determination of the compensation charges:

	Three months ended March 31,
	2008	2007
Expected volatility	115%	144%
Dividend yield	—	—
Expected term (in years)	8.29	6.0
Risk-free interest rate	3.50%	4.50%

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is charged to consulting expense over the related vesting period.  For the three months ended March 31, 2008, the Company recognized research and development consulting expenses of $2,698.

For the three-month period ended March 31, 2008, the Company recognized stock-based employee compensation cost of $222,580 in accordance with SFAS 123(R), which was recorded as general and administrative expense. This expense related to the granting of stock options to employees, directors and officers on or after January 1, 2006. None of this expense resulted from the grants of stock options prior to January 1, 2006. The Company recognized compensation expense related to these stock options, taking into consideration a forfeiture rate of approximately 1.20% based on historical experience, on a straight-line basis over the vesting period. The Company did not capitalize any stock-based compensation cost.

As of March 31, 2008, the total compensation cost related to non-vested option awards not yet recognized is $1,459,144. The weighted average period over which it is expected to be recognized is approximately 2.50 years.

A summary of the status of the Company’s stock options outstanding as of March 31, 2008 and changes during the three months then ended is presented below:

	Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	876,706	$16.00
Granted/assumed	-
Exercised	-
Cancelled	(4,000)
Outstanding at March 31, 2008	872,706	$15.82	8.32	$-
Options exerciseable at March 31, 2008	259,423	$46.04	5.62	$-

Restricted Stock

The Company periodically grants awards of restricted stock to its Board of Directors as compensation for service on the Board of Directors. The awards vest during various periods ranging from one to three years. There were no shares of restricted stock granted during the period ended March 31, 2008. There were 19,200 shares of restricted stock granted during the year ended December 31, 2006, of which 6,400 were forfeited in prior periods. Of the 8,520 shares of restricted stock that vested, the vesting of 4,280 shares had been accelerated by the Board of Directors. The Company recognized compensation cost of $2,668, which was recorded as general and administrative expense, for the period ended March 31, 2008.

A summary of the status of the Company’s non-vested shares as of March 31, 2008 and changes during the three months ended March 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted average grant date fair value
Nonvested at
January 1, 2008	4,280	$7.50
Granted	-	-
Vested	-	-
Nonvested at Forfeited	-	-
March 31, 2008	4,280	$7.50

As of March 31, 2008, there was $13,954 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Note 4 – Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share applicable to common stockholders, since the assumed exercise of stock options and warrants and the conversion of preferred stock would be antidilutive. The amount of potentially dilutive shares excluded from the calculation as of March 31, 2008 and 2007 was 14,416,222 and 1,171,730 shares, respectively.

Note 5 – Collaborative Research and Development Agreement

On January 20, 2008, Synvista entered into a License Agreement (the “Agreement”) with Novel Therapeutic Technology Inc. (“NTT”). The Agreement states that NTT will develop a formulation of the Company’s product candidate SYI-2074. The Agreement also states that NTT will grant the Company an exclusive worldwide license to the product formulation developed as well as to the intellectual property rights resulting under the Agreement. An insignificant upfront payment was made in January 2008. The Company will also make specified payments to NTT upon the occurrence of certain milestone events in the clinical development of the product formulated under the Agreement. In addition, the Company would also have to pay NTT royalties on any sales of the developed product and a separate fee if any of the rights granted under the Agreement are sublicensed by the Company.

The license granted under the Agreement will be terminated upon the earlier to occur of (i) the date the Company notifies NTT that it does not intend to proceed further with development of formulation of SYI-2074 subject to the Agreement, (ii) the date the Company notifies NTT that it does not intend to continue to commercialize the products developed pursuant to the Agreement, and (iii) the later of (a) the expiration of the last valid patent covering the formulation of the Company’s intellectual property pursuant to the Agreement, which, absent the Agreement, would infringe an existing patent, or (b) 15 years from the date of the first commercial sale of a product pursuant to the Agreement.

Note 6 – Series B Preferred Stock and Warrant Purchase Agreement

On July 20, 2007, at the Company’s annual meeting of stockholders, stockholders of the Company approved the issuance of securities pursuant to the Series B Preferred Stock and Warrant Purchase Agreement dated as of January 11, 2007, as amended. At the closing of the financing on July 25, 2007, the Company issued 10,000,000 shares of its Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock to the Buyers. The Series B Preferred Stock accrues dividends at a rate of 8.0% per year on the original issue price of $2.50 per share for a period of five years from the date on which the shares of Series B Preferred Stock were issued. The warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share.

On the date of issuance, the Company adjusted its balance sheet to reduce the value of the Series B Convertible Preferred Stock by $9,445,299 and the warrants by $4,171,326. The Company used the Black Scholes model to value the Series B warrants. For purposes of calculating the fair value of the warrants the Company used a risk free rate of return of 4.88% and a volatility percentage of 114%. In accordance with EITF 98-5 and EITF 00-27 the intrinsic value of the beneficial conversion feature is considered a deemed dividend to the preferred shareholders and is amortized over the period of the security’s earliest conversion date. Pursuant to Amendment No.1 to the Registration Rights Agreement, the Company will register the securities at various times over a two year period for resale by the investors, which is when the preferred stock will be convertible. To amortize the beneficial conversion feature the Company charged the accumulated deficit account and increased additional paid-in capital for the amount of the deemed dividend.

Series B Preferred Stock dividends are payable annually in cash or in shares of preferred stock at a rate of 8% of the Series B Original Issue Price of $2.50 for each share of Series B Preferred Stock for five years from the Original Issue Date of July 25, 2007. Each holder of the Series B Preferred Stock is entitled to vote one-half the number of whole shares of common stock into which the shares of Series B Preferred Stock held by the holder are convertible as of the record date for any meeting of the Company’s stockholders.

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

We are developing a diagnostic kit to identify the subset of patients with diabetes who are at increased risk for cardiovascular disease. The technology underlying this kit relates to a serum protein called haptoglobin, or Hp. A common variant of this protein, known as Hp2-2, which is found in 40% of the population, is associated with increased cardiovascular risk in diabetic patients. Further, it has been shown that this protein variant may identify those diabetic patients for whom daily use of vitamin E could potentially reduce the rate of heart attack by 50% annually. We are developing a kit to identify this high risk variant of haptoglobin. Any successful commercialization of such a kit could generate revenues for us in future years and could help focus the development of one of our therapeutic product candidates, SYI-2074, described below.

We are also managing a discovery and development program aiming to produce small molecule drugs that mimic, the enzyme glutathione peroxidase, or GPx. We believe that GPx is one of the only enzymes in the human body that reduces oxidized lipids. By recreating the activity of this enzyme in a small molecule we may be able to treat diseases in which oxidized lipids are thought to play a significant role.

One of our GPx mimetics, SYI-2074, is in Phase 2 clinical trials. Our intention is to focus this product candidate on the treatment of diabetic patients with Hp2-2. These patients have a markedly elevated rate of heart failure and death following a heart attack, which may relate to elevated levels of oxidized lipids and consequent atherosclerosis. Our goal for SYI-2074 is to develop it for use in the treatment of acute coronary syndrome (“ACS”) and explore its anti-atherosclerotic activity in Hp2-2, diabetic patients.

Our two ongoing Phase 2 studies of SYI-2074 are designed to prepare for a pivotal study. Our first study uses SYI-2074 in Hp2-2, diabetic patients. The drug or placebo is being administered orally in ascending doses for 28 days as we track inflammatory biomarkers and functional improvement in cholesterol efflux. Results from this study are anticipated in the second quarter of 2008. In addition, we are conducting a Phase 2 clinical trial in diabetic patients undergoing angioplasty to see whether SYI-2074 can protect heart muscle that is not receiving adequate blood supply. We expect to complete this study in the second quarter of 2008 as well.

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

Future Development Plans

We are proceeding with several studies involving SYI-2074 and alagebrium.  With respect to SYI-2074, in addition to the myocardial protection study (Trial 203), and the Phase II biomarker study (Trial 201) designed to correlate the dose and schedule of SYI-2074 with an effect on inflammatory biomarker levels and various components of cholesterol, we are considering other clinical development activities.

In January 2008, we announced the signing of an agreement with privately-held Novel Therapeutic Technologies, Inc. to provide us with formulation work for a topical cream formulation of SYI-2074, for the treatment of psoriasis. This work will be performed at a major clinical institution in Israel. SYI-2074 may have potential in the treatment of plaque psoriasis because SYI-2074 can block TNF-α activated expression of cell adhesion molecules, I-CAM and V-CAM, which may be essential for cellular migration. TNF-α is an established target for drug development in psoriasis and other autoimmune diseases. We have identified sites in Israel to perform a planned Phase 2 clinical trial beginning in mid-2008, pending approval from the Ministry of Health in Israel.

With respect to alagebrium, we plan, among other things, to initiate a second Phase 2 study to examine the impact of alagebrium on heart function.  As previously reported, we also expect that alagebrium will be studied in a clinical trial of patients with Type I diabetes and microalbuminuria (protein in the urine), funded by the Juvenile Diabetes Research Foundation.

We continue to evaluate potential pre-clinical and clinical studies in other therapeutic indications in which alagebrium and SYI-2074 may address significant unmet needs. For alagebrium, in addition to our anticipated clinical studies in heart failure, we have conducted preclinical studies focusing on atherosclerosis; Alzheimer's disease; photoaging of the skin; eye diseases, including age-related macular degeneration, and glaucoma; and other diabetic complications, including renal diseases.

Since our inception in October 1986, we have devoted a substantial portion of our resources to research, drug discovery and development programs. To date, we have not generated any revenues from the sale of products and may not generate any such revenues for a number of years, if at all. We have incurred an accumulated deficit of $267,774,000 as of March 31, 2008, and expect to incur net losses, potentially greater than losses in prior years, for a number of years.

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

Our business is subject to significant risks including, but not limited to, (1) our ability to obtain and maintain sufficient financial resources to conduct and continue enrollment in our clinical studies of SYI-2074 and alagebrium, (2) risks associated with our development of a diagnostic kit, (3) the risks inherent in our research and development efforts, including clinical trials and the length, expense and uncertainty of the process of seeking regulatory approvals for our product candidates, (4) uncertainties associated with obtaining and enforcing our patents and with the patent rights of others, (5) uncertainties regarding government healthcare reforms and product pricing and reimbursement levels, (6) technological change and competition, (7) manufacturing uncertainties, and (8) dependence on collaborative partners and other third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. These reasons include the possibilities that the products will prove ineffective or unsafe during preclinical or clinical studies, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties, or that we will be unable to develop and commercialize our proposed diagnostic kit. These risks and others are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that we filed with the Securities and Exchange Commission on March 31, 2008.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months ended March 31, 2008 and 2007

License and Other Revenue

Total license and other revenue for the three months ended March 31, 2008 included $2,000 received from a royalty agreement with ARUP Laboratories which we entered into in June 2004. No license or other revenue was received during the three months ended March 31, 2007.

Other Income/Expense

Investment income for the three months ended March 31, 2008 and 2007 was $135,000 and $36,000, respectively. Income was derived from interest earned on cash and cash equivalents and short-term investments. The increase in investment income was due to higher cash balances as a result of the financing in July 2007.

Our interest expense was $1,000 for the three months ended March 31, 2008 compared to $2,006,000 for the three months ended March 31, 2007. The decrease was the result of interest expense relating to the private financing completed in January 2007.

Operating Expenses

Total operating expenses were $2,615,000 for the three months ended March 31, 2008, compared to $1,697,000 for the three months ended March 31, 2007, and consisted primarily of research and development expenses in 2008 and general and administrative expenses in 2007. Research and development expenses normally include third-party expenses associated with pre-clinical and clinical studies, manufacturing costs, including the development and preparation of clinical supplies, personnel and personnel-related expenses and facility expenses.

Research and development expenses were $1,720,000 for the three months ended March 31, 2008, as compared $467,000 for the same period in 2007, an increase of $1,253,000 or 268%. This increase was attributed to higher research study costs and personnel related costs due to the resumption of clinical trials and the addition of personnel. In 2008, of the total amount spent on research and development expenses, we incurred $226,000 in personnel and personnel related expense, and $1,462,000 of research study costs, inclusive of $685,000 of clinical trial costs, $287,000 of manufacturing and storage expenses, $183,000 of research funding costs, $135,000 of patent expenses, and $96,000 of third-party consulting costs. In 2007, of the total amount spent on research and development expenses, we incurred $101,000 of personal related costs and $337,000 of research study costs, inclusive of $277,000 of clinical trial expenses and $59,000 of third party-consulting expenses.

General and administrative expenses were $895,000 for the three months ended March 31, 2008, as compared to $1,230,000 for the same period in 2007, for a decrease of $335,000 or 27%. The decrease in 2008 was related to lower corporate expenses, primarily in the areas of facility lease expense, administrative, legal and consulting, partially offset by an increase in personnel-related costs, repairs and maintenance, Sarbanes Oxley compliance, public relations and additional franchise taxes.

Net Loss

We had net losses of $2,479,000 and $3,666,000 in the three months ended March 31, 2008 and 2007, respectively. We had net losses applicable to common stockholders for the three months ended March 31, 2008 and 2007 of $4,681,000 and $3,666,000, inclusive of preferred stock dividends of $2,202,000 and $0, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents at March 31, 2008, of $12,527,000, compared to $15,646,000 at December 31, 2007. The decrease is primarily attributable to $3,114,000 of net cash used in operating activities. At March 31, 2008, we had working capital of $10,718,000.

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

On July 25, 2007, institutional investors purchased $25,000,000 of newly created Series B Preferred Stock and warrants to purchase shares of Series B Preferred Stock. At the closing of the financing, we issued 10,000,000 shares of our Series B Preferred Stock and warrants to purchase 2,500,000 shares of Series B Preferred Stock. The Series B Preferred Stock accrues dividends at a rate of 8.0% per year on the original issue price of $2.50 per share for a period of five years from the date on which the shares of Series B Preferred Stock were issued. The warrants are exercisable for a period of five years commencing on July 25, 2007 at an exercise price of $2.50 per share.

We expect to utilize cash and cash equivalents to fund our operating activities, including continued development of SYI-2074 and alagebrium and development of a diagnostic kit. Based on our projected spending levels, the remaining cost of our current trials and the development of such a diagnostic kit, which are expected to continue into 2009, exclusive of our internal costs, is estimated to be $4,500,000. The cost includes executed, but cancelable, agreements with outside organizations. The amount and timing of our future capital requirements will depend on numerous factors, including the progress and timing of our research and development programs, the number and characteristics of product candidates that we pursue, the conduct of preclinical tests and clinical studies, the status and timelines of regulatory submissions, the costs associated with protecting patents and other proprietary rights, the ability to complete strategic collaborations and the availability of third-party funding, if any. The Company expects to have sufficient cash and cash equivalents to satisfy its working capital requirements into the first quarter of 2009.

We will require, over the longer term, substantial additional funding to continue development and commercialization of SYI-2074, alagebrium and our other product candidates and to continue our operations. We believe that satisfying these capital requirements over the long term will require successful commercialization of our product candidates. However, it is uncertain whether any product candidates will be approved or will be commercially successful.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2008.

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

ITEM 4T. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our Director of Finance and Financial Reporting, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Director of Finance and Financial Reporting have concluded that as of the end of such fiscal quarter, our current disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports filed under the Exchange Act was recorded, processed, summarized and reported on an accurate and timely basis.

b)  Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. Exhibits.

Exhibits

See the “Exhibit Index” on page 18 for exhibits required to be filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008

SYNVISTA THERAPEUTICS, INC.

By: /s/ Noah Berkowitz, M.D., Ph.D.
Noah Berkowitz, M.D., Ph.D.
President and Chief Executive Officer
(principal executive officer)

By: /s/ Wendy A. Milici
Wendy A. Milici
(principal financial officer)

By: /s/ Alex D’Amico
Alex D’Amico
(principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	License Agreement by and between Novel Therapeutic Technology Inc. and Synvista
Therapeutics, Inc. dated January 20, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.